Form 10-Q
period 2021-03-31
Privia Health Group, Inc.
filed 2021-05-28
CIK 1759655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from      to
Commission file number 001-40365
_________________________
Privia Health Group, Inc.
(Exact Name of Registrant as Specified in Its Charter)
_________________________

Delaware		81-3599420
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

950 N. Glebe Rd.,
Suite 700
Arlington,	Virginia	22203
(Address of Principal Executive Offices)		(Zip Code)
(571) 366-8850
(Registrant's telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	PRVA	The Nasdaq Global Select Market
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 21, 2021 the registrant had outstanding 105,727,318 shares of common stock.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include factors related to, among other things:
•the heavily regulated industry in which we operate, and if we fail to comply with applicable healthcare laws and government regulations, we could incur financial penalties and become excluded from participating in government health care programs;
•our dependence on relationships with Medical Groups (defined herein), some of which we do not own;
•our growth strategy, which may not prove viable and we may not realize expected results;
•difficulties implementing our proprietary end-to-end, cloud-based technology solution (the “Privia Technology Solution”) for Privia Physicians (defined herein) and new Medical Groups;
•the high level of competition in our industry and our failure to compete and innovate;
•challenges in successfully establishing a presence in new geographic markets;
•our reliance on our electronic medical record (“EMR”) vendor, athenahealth, Inc., which the Privia Technology Solution is integrated and built upon;
•changes in the payer mix of patients and potential decreases in our reimbursement rates as a result of consolidation among commercial payers;
•our use, disclosure, and other processing of personally identifiable information, including health information, is subject to the Health Insurance Portability and Accountability Act of 1996 and other federal and state privacy and security regulations; and
•those factors referenced in Part II, Item 1A, “Risk Factors” in the Company’s final prospectus dated April 28, 2021, filed with the Securities and Exchange Commission (“SEC”) on April 30, 2021 (the “Prospectus”) and our other public filings.

You should read this quarterly report on Form 10-Q and the documents that we reference in this quarterly report on Form 10-Q and have filed as exhibits to this quarterly report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this quarterly report on Form 10-Q. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this quarterly report on Form 10-Q, whether as a result of any new information, future events or otherwise.

Part I - Financial Information
ITEM 1. FINANCIAL STATEMENTS
Privia Health Group, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$81,938	$84,633
Accounts receivable	116,720	99,118
Prepaid expenses and other current assets	5,988	6,333
Total current assets	204,646	190,084
Non-current assets:
Property and equipment, net	4,529	4,814
Right-of-use asset	5,865	—
Intangible assets, net	5,819	5,980
Goodwill	118,663	118,663
Deferred tax asset	2,953	4,953
Other non-current assets	5,801	4,475
Total non-current assets	143,630	138,885
Total assets	$348,276	$328,969

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,806	$5,235
Accrued expenses	22,223	31,185
Physician and practice liability	123,767	106,811
Current portion of note payable	1,094	875
Operating lease liabilities, current	2,175	—
Other current liabilities	4,459	2,832
Total current liabilities	157,524	146,938
Non-current liabilities:
Note payable, net of current portion	32,293	32,784
Operating lease liabilities, non-current	8,757	—
Other non-current liabilities	333	5,595
Total non-current liabilities	41,383	38,379
Total liabilities	198,907	185,317
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.01 par value, 150,000,000 shares authorized; 95,985,817 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	960	960
Additional paid-in capital	165,767	165,666
Accumulated deficit	(14,480)	(19,878)
Total Privia Health Group, Inc. stockholders’ equity	152,247	146,748
Non-controlling interest	(2,878)	(3,096)
Total stockholders’ equity	149,369	143,652
Total liabilities and stockholders’ equity	$348,276	$328,969
The accompanying notes are an integral part of these condensed consolidated financial statements.

Privia Health Group, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2021	2020

Revenue	$213,607	$212,942

Operating expenses:
Physician and practice expense	161,113	165,106
Cost of platform	26,962	27,561
Sales and marketing	3,184	2,452
General and administrative	13,996	10,989
Depreciation and amortization	445	338
Total operating expenses	205,700	206,446
Operating income	7,907	6,496
Interest expense	291	467
Income before provision for income taxes	7,616	6,029
Provision for income taxes	2,000	700
Net income	5,616	5,329
Less: Net income (loss) attributable to non-controlling interests	218	(85)
Net income attributable to Privia Health Group, Inc.	$5,398	$5,414
Net income per share attributable to Privia Health Group, Inc. stockholders – basic and diluted	$0.06	$0.06
Weighted average common shares outstanding – basic and diluted	95,985,817	95,931,549
The accompanying notes are an integral part of these condensed consolidated financial statements.

Privia Health Group, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands except share amounts)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity attributable to Privia Health Group, Inc.	Non-controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2019	95,931,549	$959	$160,375	$(51,122)	$110,212	$(2,756)	$107,456
Share-based compensation expense	—	—	121	—	121	—	121
Net income	—	—	—	5,414	5,414	(85)	5,329
Balance at March 31, 2020	95,931,549	$959	$160,496	$(45,708)	$115,747	$(2,841)	$112,906

Balance at December 31, 2020	95,985,817	$960	$165,666	$(19,878)	$146,748	$(3,096)	$143,652
Share-based compensation expense	—	—	101	—	101	—	101
Net income	—	—	—	5,398	5,398	218	5,616
Balance at March 31, 2021	95,985,817	$960	$165,767	$(14,480)	$152,247	$(2,878)	$149,369

The accompanying notes are an integral part of these condensed consolidated financial statements.

Privia Health Group, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net Income	$5,616	$5,329
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	285	166
Amortization of intangibles	160	161
Amortization of debt issuance costs	38	33
Share-based compensation	101	121
Deferred tax expense	2,000	670
Changes in Asset and Liabilities:
Accounts receivable	(17,602)	(14,898)
Prepaid expenses and other current assets	(5,519)	(1,266)
Other non-current assets	(1,326)	109
Accounts payable	(1,520)	3,947
Accrued expenses	(8,962)	(10,425)
Physician and practice liability	16,956	7,328
Other current liabilities	1,627	973
Operating lease liabilities	10,932	—
Other long-term liabilities	(5,262)	673
Net cash used in operating activities	(2,476)	(7,079)
Cash from investing activities
Purchases of property and equipment	—	(13)
Net cash used in investing activities	—	(13)
Cash flows from financing activities
Repayment of note payable	(219)	—
Proceeds from revolving loan	—	10,000
Net cash (used in) provided by financing activities	(219)	10,000
Net (decrease) increase in cash and cash equivalents	(2,695)	2,908
Cash and cash equivalents at beginning of period	84,633	46,889
Cash and cash equivalents at end of period	$81,938	$49,797

Supplemental disclosure of cash flow information:
Interest paid	$308	$323
The accompanying notes are an integral part of these condensed consolidated financial statements.

Privia Health Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1.Organization and Summary of Significant Accounting Policies
Organization
Privia Health Group, Inc. (NASDAQ: PRVA) (“we”, “our” the “Company”), became the sole shareholder of PH Group Holdings Corp. (“PH Holdings”) (formerly Brighton Health Services Holding Corporation) effective August 11, 2016. At the time, the Company was a wholly owned subsidiary of Brighton Health Group Holdings, LLC (“BHG Holdings”) (formerly MC Acquisition Holdings I, LLC, HoldCo).
The Company uses the same operational and financial model in each market. As of March 31, 2021, Privia operates in six markets: 1) the Mid-Atlantic Region (states of Virginia, Maryland and the District of Columbia); 2) the state of Georgia; 3) the Gulf Coast Region (Houston, Texas); 4) North Texas (Dallas/Fort Worth, Texas); 5) Central Florida and 6) the state of Tennessee.
Medical groups are formed in each market with the primary purpose to operate as a physician group practice with healthcare services being furnished through physician members (“Privia Physicians”) and non-physician clinicians (together, “Privia Providers”) supervised by Privia Physicians.
The Company also forms local management companies to provide administrative and management services (“MSOs”) to the medical groups through a Management Services Agreement (“MSA”) in each market. The Company owns 100% of all MSOs, except two where the Company is at least the majority owner.
Initial Public Offering
On May 3, 2021, the Company closed its initial public offering (“IPO”) of 22,425,000 shares of the Company’s common stock, $0.01 par value per share, at an offering price of $23.00 per share. In aggregate, the shares issued in the offering and Anthem private placement generated gross proceeds of $223.7 million and $212.0 million in net proceeds, which is net of underwriters’ discount and commission, and other offering costs.
Basis of Presentation
The condensed consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (“GAAP”) and include the accounts of the Company and its subsidiaries. Amounts shown on the condensed consolidated statements of operations within the operating expense categories of physician and practice expense, cost of platform, selling and marketing, and general and administrative are recorded exclusive of depreciation and amortization.
All significant intercompany transactions are eliminated in consolidation.
The results of operations for the three months ended March 31, 2021, are not indicative of the results to be expected for the full fiscal year ending December 31, 2021. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2020, contained in the Company’s Prospectus. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included.
Variable Interest Entities
Management evaluates the Company’s ownership, contractual, and other interests in entities to determine if it has any variable interest in a variable interest entity (“VIE”). These evaluations are complex, involve judgment, and the use of estimates and assumptions based on available historical information, among other factors.
Privia Physicians join the medical group in their geographic market as an owner of such medical group. Certain of our medical groups are majority-owned by the Company (each, an “Owned Medical Medical”), with Privia Physicians owning a minority interest, and some medical groups are owned entirely by Privia Physicians (each, a “Non-Owned Medical Group”). The Company evaluated its relationship with Non-Owned Medical Groups and their historic practice entities (the “Affiliated Practices”) as well as its relationship with Affiliated Practices associated with Owned Medical Groups to determine if any of these entities should be subject to consolidation. The Company does not have ownership interest in any Affiliated Practices; nor does the Company have an ownership in Non-Owned Medical Groups. The Physician Member Services Agreement (“PMSA”) and Support Services Agreement (“SSA”) entered by Non-Owned Medical Groups with their Privia Physician members and the Affiliated Practices are not contractual relationships within Privia’s legal structure. The only contractual relationship between Privia and Non-Owned Medical Groups is established through the MSA. Management has determined, based on the provisions of the MSAs between the Company and Non-Owned Medical Groups, and after considering the requirements of Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“ASC 810”), the Company is not required to consolidate the financial position or results of operations of the Affiliated

Practices associated with Owned Medical Groups; nor is it required to consolidate the financial position or results of operations of Non-Owned Medical Groups (and, therefore, the Company is not required to consolidate the Affiliated Practices of the Non-Owned Medical Groups).
Upon completion of our evaluations Non-Owned Medical Groups do not represent VIEs. Accordingly, the Company has not consolidated the financial position, results of operations or cash flows of the Non-Owned Medical Groups that are affiliated with the Company by means of a SSA for the three months ended March 31, 2021 and 2020. Each time that it enters into a new service agreement or enters into a material amendment to an existing service agreement, the Company considers whether the terms of that agreement or amendment would change the elements it considers in accordance with the VIE guidance. The same analysis was performed for the Affiliated Practices of Owned Medical Groups, which have contractual relationships with Privia through SSA’s, and the Company determined they do not represent VIEs as they do not meet the criteria in ASC 810.
Emerging Growth Company Status
We are an emerging growth company under the Jumpstart Our Business Startups Act (the “JOBS Act”). The JOBS Act provides that an emerging growth company can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected to avail ourselves of this exemption and, therefore, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.
Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company”, we choose to rely on such exemptions, we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Sarbanes-Oxley Act of 2002, Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (“PCAOB”) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) hold non-binding advisory votes on executive compensation and obtain shareholder approval of any golden parachute payments not previously approved. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure. On an on-going basis we evaluate significant estimates and assumptions, including, but not limited to, revenue recognition, share-based compensation, estimated useful lives of assets, intangible assets subject to amortization, and the computation of income taxes. Future events and their effects cannot be predicted with certainty; accordingly, the Company’s accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the financial statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as the Company’s operating environment changes. Management evaluates and updates assumptions and estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.
Operating Segments
The Company determined in accordance with ASC 280, Segment Reporting (“ASC 280”) that the Company operates in and reports as a single operating segment, and therefore one reporting segment – Privia Health Group, Inc. Refer to Note 14 “Segment Financial Information” for additional information concerning the Company’s services.
Coronavirus Aid, Relief and Economic Stimulus Act (“CARES Act”)
The current COVID-19 pandemic had an impact on our results of operations, cash flow and financial position for the period ended and as of March 31, 2021, as we experienced lower volumes than anticipated and shifts in the mix of services provided after the onset of the pandemic in the United States. See the Prospectus for additional information on impacts during 2020. We are closely monitoring the impact of the pandemic on all aspects of our business including impacts to employees, customers, patients, suppliers and vendors.

On March 27, 2020, the CARES Act was passed. It is intended to provide economic relief to individuals and businesses affected by the coronavirus pandemic. It also contains provisions related to healthcare providers’ operations and the issues caused by the coronavirus pandemic. The following are significant economic impacts for the Company and its subsidiaries as a result of specific provisions of the CARES Act for the three month periods ended March 31, 2021 and 2020:
•The Company elected to defer its portion of Social Security taxes in 2020, which may be repaid over two years as follows: 50% by the end of 2021 and 50% by the end of 2022. Approximately $1.6 million is recorded in accrued expenses on the balance sheet as of March 31, 2021 related to this deferral and the Company intends to remit payment by the end of 2021: and

•No additional funds were received from the Public Health and Social Services Emergency Relief Fund under the CARES Act during the three months ended March 31, 2021 and 2020.
Non-Controlling Interest
The non-controlling interest represents the equity interest of the non-controlling equity holders in results of operations of Complete MD Solutions LLC, Privia Management Services Organization (“PMSO”) and our Owned Medical Groups. The condensed consolidated financial statements include all assets, liabilities, revenues, and expenses of less-than-100%-owned affiliates where the Company has a controlling financial interest. The Company has separately reflected net income attributable to the non-controlling interests in net income in the condensed consolidated statements of operations.
The Company described its significant accounting policies in Note 1 of the notes to condensed consolidated financial statements for the year ended December 31, 2020 in its Prospectus. During the three months ended March 31, 2021, there were no significant changes to those accounting policies, other than those policies impacted by the new accounting pronouncements adopted during the period noted below and further described below in “Recently Adopted Accounting Pronouncements.”
Leases
Beginning January 1, 2021, the Company accounts for its leases in accordance with ASU 2016-2, Leases (Topic 842). The Company evaluates whether a contract is or contains a lease at the inception of the contract. Upon lease commencement, the date on which a lessor makes the underlying asset available to the Company for use, the Company classifies the lease as either an operating or finance lease. The Company’s leases primarily consist of operating leases for office space in certain states in which we operate. The Company also has operating leases for equipment, which are not significant.
Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease liabilities are measured at the present value of the remaining, fixed lease payments at lease commencement. The Company uses its incremental borrowing rate, adjusted for the effects of collateralization, based on the information available at the later of adoption, inception, or modification in determining the present value of lease payments. Right-of-use assets are measured at an amount equal to the initial lease liability, plus any prepaid lease payments (less any incentives received) and initial direct costs, at the lease commencement date. The Company has elected to account for lease and non-lease components as a single lease component for its facility leases. As a result, the fixed payments that would otherwise be allocated to the non-lease components are accounted for as lease payments and are included in the measurement of the Company’s right-of-use asset and lease liability. Lease expense for lease payments is recognized on a straight-line basis over the lease term in general and administrative expense on the condensed consolidated statements of operations.
The Company does not recognize a lease liability or right-of-use asset on the balance sheet for short-term leases. Instead, the Company recognizes short-term lease payments as an expense on a straight-line basis over the lease term. A short-term lease is defined as a lease that, at the commencement date, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise. When determining whether a lease qualifies as a short-term lease, the Company evaluates the lease term and the purchase option in the same manner as all other leases.
Recently Adopted Accounting Pronouncements
The Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), as of January 1, 2021 using the modified retrospective transition approach for leases which existed on that date. Prior comparative periods were not adjusted and continue to be reported in accordance with Accounting Standards Codification (“ASC”) Topic 840, Leases. The Company elected the package of practical expedients that permitted the Company not to reassess the Company’s prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight practical expedient. The adoption of the standard resulted in the recognition of operating right-of-use assets of approximately $6.0 million and operating lease liabilities of approximately $11.3 million. Refer to Note 4 “Leases” for additional details. The difference between the operating lease right-of-use assets and operating lease liabilities resulted from the reclassification of deferred rent. Adoption of the standard did not have a material impact on the consolidated statements of operations or cash flows for the three- months ended March 31, 2021. The Company did not recognize a cumulative-effect adjustment to retained earnings upon adoption.
On January 1, 2021, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”), which replaces the incurred loss approach for recognizing credit losses on financial instruments with an expected loss approach. The expected loss approach is subject to management judgments using assessments of incurred credit losses, assessments of current conditions, and forecasts using reasonable and supportable assumptions. The Company adopted the standard using a modified retrospective approach which resulted in no adjustments to the allowance for credit losses and no cumulative-effect adjustment to retained earnings. The Company regularly reviews the adequacy of the allowance for credit losses based on a combination of factors, including historical losses adjusted for current market conditions, the Company's customers'

financial condition, delinquency trends, aging behaviors of receivables and credit and liquidity indicators for industry groups, and future market and economic conditions. As of March 31, 2021, the allowance for credit losses was not material.
Recently Issued Accounting Pronouncements Pending Adoption
In March 2020, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12). ASU 2019-12 eliminates certain exceptions related to the approach for intra period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. This guidance is effective for the Company for annual reporting periods beginning after December 15, 2021. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2019-12 on its condensed consolidated financial statements.
In March 2020, FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides temporary relief from some of the existing rules governing contract modifications when the modification is related to the replacement of the London Interbank Offered Rate (“LIBOR”) or other reference rates discontinued as a result of reference rate reform. The ASU specifically provides optional practical expedients for contract modification accounting related to contracts subject to ASC 310, Receivables, ASC 470, Debt, ASC 842, Leases, and ASC 815, Derivatives and Hedging. The ASU also establishes a general contract modification principle that entities can apply in other areas that may be affected by reference rate reform and certain elective hedge accounting expedients. For eligible contract modifications, the principle generally allows an entity to account for and present modifications as an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. That is, the modified contract is accounted for as a continuation of the existing contract. The standard was effective upon issuance on March 12, 2020, and the optional practical expedients can generally be applied to contract modifications made and hedging relationships entered into on or before December 31, 2022. Borrowings under the Company’s note payable agreement bear interest based on LIBOR or an alternate rate. Provisions currently provide the Company with the ability to replace LIBOR with a different reference rate in the event that LIBOR ceases to exist.
2.Revenue Recognition
The following table presents our revenues disaggregated by source:

	For the Three Months Ended March 31,
(Dollars in Thousands)	2021	2020
FFS-patient care	$169,578	$174,870
FFS-administrative services	15,411	14,555
Shared savings	17,833	16,439
Care management fees (PMPM)	8,570	6,230
Other revenue	2,215	848
Total Revenue	$213,607	$212,942
Fee-for-service (“FFS”) patient care is primarily generated from third-party payers with which the Company has established contractual billing arrangements. The following table presents the approximate percentages by source of net operating revenue received for healthcare services we provided for the periods indicated:

	For the Three Months Ended March 31,
	2021	2020
Commercial insurers	69%	67%
Government payers	15%	16%
Patient	16%	17%
	100%	100%
FFS-administrative services revenue is earned through the Company’s MSA with Non-Owned Medical Groups primarily based on a fixed percentage of net collections on patient care generated by those medical groups.
Value Based Care (“VBC”) revenue is generated through Care management fee (PMPM) payments from payers to provide care coordination services to patients and through shared savings contracts with large commercial payer organizations and the U.S. Federal Government.

Contract Asset
The Company has the following contract assets and unearned revenue:

(Dollars in Thousands)	March 31, 2021	December 31, 2020
Balances for contracts with customers
Accounts receivable	$116,720	$99,118
Unearned revenue	$4,443	$2,759
Unearned Revenue
Unearned revenue is presented on the condensed consolidated balance sheet under other current liabilities and represent payments made to, or due from, customers in advance of our performance. All contracts are less than or equal to twelve months. Changes in the balance of total deferred revenue during the three months ended March 31, 2021 are as follows:

(Dollars in Thousands)	December 31, 2020	Additions	Revenue Recognized	March 31, 2021
Unearned revenue	$2,759	2,098	(414)	$4,443
During the three months ended March 31, 2021, the Company recognized approximately $0.4 million of revenue related to amounts unearned as of December 31, 2020.
Remaining Performance Obligations
As our performance obligations relate to contracts with a duration of one year or less, the Company elected the optional exemption in ASC 606-10-50-14(a). Therefore, the Company is not required to disclose the transaction price for the remaining performance obligations at the end of the reporting period or when the Company expects to recognize revenue. The Company has minimal unsatisfied performance obligations at the end of the reporting period as our patients typically are under no obligation to continue receiving services at our facilities.
3.Goodwill and Intangible Assets, Net
For the purposes of the goodwill impairment assessment, the Company as a whole is considered to be the reporting unit. The fair value of the reporting unit is estimated using a combination of three approaches, all equally weighted: a) discounted cash flow analysis (income approach), b) fair value of comparable transactions (transaction approach) and c) enterprise value to revenue multiple for comparable companies (market approach). Potential impairment is indicated when the carrying value of a reporting unit exceeds its estimated fair value. The Company’s carrying amount of goodwill at March 31, 2021 and December 31, 2020 is approximately $118.7 million. The most recently completed impairment test of goodwill was performed as of October 1, 2020 and the fair value of the reporting unit exceeded the carrying value and therefore it was determined that no impairment existed. No indicators of impairment were identified during the three months ended March 31, 2021.
A summary of the Company’s intangible assets is as follows:

	March 31, 2021		December 31, 2020
(Dollars in thousands)	Intangible Assets	Accumulated Amortization	Intangible Assets	Accumulated Amortization
Trade names	$4,600	$1,514	$4,600	$1,457
Consumer customer relationships	$2,500	$1,646	$2,500	$1,583
PMG customer relationships	$600	$165	$600	$158
Management Service Agreement (Complete MD)	$2,200	$756	$2,200	$722
	$9,900	$4,081	$9,900	$3,920
Less accumulated amortization	$(4,081)		$(3,920)
Intangible assets, net	$5,819		$5,980
The remaining weighted average life of all amortizable intangible assets is approximately 10.5 years at March 31, 2021.
Amortization expense for intangible assets was approximately $0.2 million for both the three months ended March 31, 2021 and 2020.

Estimated amortization expense for the Company’s intangible assets for the following five years is as follows:

(Dollars in Thousands)
Remainder of 2021	$482
2022	643
2023	643
2024	559
2025	393
Thereafter	3,099
Total	$5,819

4. Leases

The Company leases office space under various operating lease agreements. The initial terms of these leases range from 2 to 7 years and generally provide for periodic rent increases and renewal options.

The components of lease expense were as follows (in thousands):

(Dollars in Thousands)	For the Three Months Ended March 31, 2021
Operating lease cost	$446

Cash paid for amounts included in the measurement of lease liabilities - operating leases	$529
Weighted-average remaining lease term - operating leases	5.31 Years
Weighted-average discount rate - operating leases	3.5%

The aggregate future lease payments for operating leases years subsequent to March 31, 2021 are as follows:

(Dollars in Thousands)
2021	$1,625
2022	2,213
2023	2,261
2024	2,274
2025	2,237
Thereafter	1,407
Total future lease payments	12,017
Imputed interest	(1,085)
Total	$10,932

5.Property and Equipment, Net
A summary of the Company’s property and equipment, net is as follows:

(Dollars in Thousands)	March 31, 2021	December 31, 2020
Furniture and fixtures	$1,073	$1,073
Computer equipment	1,051	1,051
Leasehold improvements	4,863	4,863
	6,987	6,987
Less accumulated depreciation and amortization	(2,458)	(2,173)
Property and equipment, net	$4,529	$4,814

6.Accrued Expenses
Accrued expenses consisted of the following:

(Dollars in Thousands)	March 31, 2021	December 31, 2020
Accrued employee compensation and benefits	$6,022	$6,167
Bonuses payable	2,415	10,418
Other accrued expenses	13,786	14,600
Total accrued expenses	$22,223	$31,185
7. Note Payable
The Company’s note payable consists of the following:

(Dollars in Thousands)	March 31, 2021	December 31, 2020
Note payable	$33,906	$34,125
Less debt issuance costs	(519)	(466)
Less current portion	(1,094)	(875)
Note payable, net	$32,293	$32,784
On November 15, 2019, the Company entered into a Credit Agreement with a third-party financial institution. The debt agreement provides for up to $35.0 million in term loans that mature on November 15, 2024 with interest payable monthly at the lesser of LIBOR plus 2.0% or ABR plus 1.0% payable monthly (3.0% at March 31, 2021), plus up to an additional $10.0 million of financing in the form of a revolving loan. The revolving loan also includes a letter of credit sub-facility in the aggregate availability amount of $2.0 million and a swingline sub-facility in the aggregate availability amount of $2.0 million. The Company borrowed $35.0 million in term loans on November 15, 2019. During the first year of any loans, the financing allows for early repayment of part or all of the term loans in increments of $0.5 million with a pre-payment fee of 1% of any debt prepaid. After the first year from any borrowing, the debt may be repaid without the pre-payment fee.
During March 2020, the Company borrowed $10.0 million against the revolving loan, which bears interest at the lesser of LIBOR + 2.5% or ABR + 1.5% payable monthly and matures November 15, 2024. These borrowings were repaid in 2020 with $5.0 million repaid in July 2020 and $5.0 million repaid in September 2020. On July 17, 2020, the Company increased its capacity under the revolving loan to $15.0 million. As of March 31, 2021 there were no amounts outstanding under the revolving loan.
Interest expense relating to the note payable and revolving loan was approximately $0.3 million and $0.5 million for the three months ended March 31, 2021, and 2020, respectively.
Debt issuance costs relating to the term loans of approximately $0.5 million have been capitalized and are being amortized over the life of the loan using the effective interest method. Amortization expense of approximately $0.1 million was recorded for both the three months ended March 31, 2021 and 2020.
Substantially all of the Company’s real and personal property serve as collateral under the above debt arrangements. The Credit Agreement requires the Company to maintain (i) a consolidated fixed charge coverage ratio not less than 1.25 to 1.0, and (ii) a consolidated leverage ratio of no more than 3.5 to 1.0 on March 31, 2021, and 3.0 to 1.0 thereafter. The company is in compliance with its debt covenants for the three months ended March 31, 2021 and 2020.
Annual aggregate principal payments applicable to long-term debt for years subsequent to March 31, 2021 are as follows:

(Dollars in Thousands)
Remainder of 2021	$656
2022	1,750
2023	2,625
2024	28,875
2025	—
Total	$33,906

8.Income Taxes
The Company recorded an income tax provision of $2.0 million and $0.7 million for the three months ended March 31, 2021 and 2020, respectively. This represent an effective tax rate for the respective periods of 26.2% and 11.1%. The Company had a valuation allowance against its deferred tax asset effective March 31, 2020 and the tax expense for this period is limited to the increase in the deferred tax liability associated with an indefinite lived intangible. As of March 31, 2021, there is no longer a valuation allowance against the Company's deferred tax asset and the tax expense is primarily a result of the statutory rate applied to pretax book income.

We consider both positive and negative evidence when evaluating the recoverability of our DTAs. The assessment is required to determine whether, based on all available evidence, it is more likely than not (i.e., greater than a 50% probability) that all or some portion of the DTAs will be realized in the future. As of March 31, 2020, the weight of all available positive evidence was not greater than the weight of all negative evidence and the valuation allowance remained against the deferred tax asset balance. As of March 31, 2021, there is no longer a valuation allowance against the deferred tax asset balance due to positive evidence outweighing the negative evidence.
9. Share-based Compensation
Stock option plan
The PH Group Holdings Corp. Stock Option Plan (the PH Group Option Plan) was created on January 17, 2014. The employees of the Company and its subsidiaries, consultants of the Company and the employees of Brighton Health Plan Services Holdings Corp. (BHPS) (a wholly-owned subsidiary of BHG Holdings) and its subsidiaries who have performed services for the Company were the participants of the PH Group Option Plan. The aggregate number of shares of common stock for which options may be granted under the PH Group Option Plan shall not exceed 4,229,850 shares.
Effective August 11, 2016, the PH Group Option Plan was transferred to its parent and became the PH Group Parent Corp. Stock Option Plan (the PH Parent Option Plan). All other terms in the PH Group Option Plan remained unchanged in the PH Parent Option Plan at the effective date of the transfer.
Effective August 28, 2018, the PH Parent Option Plan was amended and restated to increase the aggregate number of shares of common stock for which options may be granted from 4,229,850 shares to 18,985,846 shares.
Stock option activity
The following table summarizes information about the PH Parent Option Plan transactions:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Life
Balance at January 1, 2021	18,300,959	2.01	0.34	7.82
Granted	—	—	—
Exercised	—	—	—
Forfeited	(78,050)	2.01	0.42
Balance at March 31, 2021	18,222,909	$2.01	0.34	7.57
Exercisable options	3,276,976	$2.00	0.32	7.51
Share-based compensation expense
The estimated fair value of the outstanding time-based options is recognized as share-based compensation expense over the vesting period of the options. For the three months ended March 31, 2021 and 2020, the Company recognized share-based compensation expense of approximately $0.1 million and $0.1 million, respectively, related to the time-based options, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. At March 31, 2021 the Company has approximately $0.7 million of unrecognized share-based compensation expense related to unvested time-based options. Future share-based compensation expense will be recognized on a straight-line basis over the remaining vesting period for the time-based options. The Company did not recognize any share-based compensation expense related to the performance-based options as the shares are only exercisable upon a liquidity event which did not occur during the period.
10.Related-Party Transactions
On October 31, 2020, the $4.0 million of related party receivables was used to repay $4.0 million of the Notes payable to related parties, leaving $4.7 million of Notes payable to related parties. The Company paid interest of $0.2 million through October 31, 2020.

In addition, on December 22, 2020, the remaining $4.7 million of Notes payable to related parties were converted to a capital contribution, leaving no remaining Notes payable to related parties outstanding as of December 31, 2020.
11.Commitments and Contingencies
There have been no material changes during the three months ended March 31, 2021 to commitments and contingencies previously stated in the Prospectus.
12.Concentrations of Credit Risk
Our financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. While our cash and cash equivalents are managed by reputable financial institutions, the Company’s cash balances with the individual institutions may at times exceed the federally insured limits. At March 31, 2021, substantially all of the Company’s cash and cash equivalents were held at two financial institutions. The Company believes these financial institutions are financially sound and that minimal credit risk exists.
The Company receives payment for medical services provided to patients by its physicians through contracts with payers. Six payers within the network accounted for approximately 73% and 72% of such payments for the three months ended March 31, 2021 and 2020, respectively. The Company evaluates accounts receivable to determine if they will ultimately be collected. In performing this evaluation, significant judgments and estimates are involved, such as past experience, credit quality, age of the receivable balance and current economic conditions that may affect ability to pay. As of March 31, 2021 and December 31, 2020, the Company had six payers within the network that made up approximately 70% of accounts receivable.
13.Net Income (Loss) Per Share
A reconciliation of net income (loss) available to common shareholders and the number of shares in the calculation of basic and diluted earnings (loss) per share was calculated as follows:

	For the Three Months Ended March 31,
(in thousands, except for share and per share amounts)	2021	2020
Net income attributable to Privia Health Group, Inc. common stockholders	$5,398	$5,414
Weighted average common shares outstanding - basic	95,985,817	95,931,549
Potentially dilutive stock options	—	—
Weighted average common share outstanding - diluted	95,985,817	95,931,549
Earnings per share attributable to Privia Health Group, Inc. common stockholders – basic and diluted	$0.06	$0.06
The treasury stock method is used to consider the effect of the potentially dilutive stock options. The following weighted-average outstanding shares of potentially dilutive securities were excluded from computation of diluted loss per share attributable to common shareholders for the period presented because including them would have been antidilutive:

	For the Three Months Ended March 31,
	2021	2020
Potentially dilutive stock options to purchase common shares	18,222,909	17,600,258
Total potential dilutive shares	18,222,909	17,600,258
14.Segment Financial Information
The Company determined in accordance with ASC Topic 280, Segment Reporting (“ASC 280”), that the Company operates in and reports as a single operating segment, which is to care for its patients’ needs. Operating segments are identified as components of an enterprise where separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”), or decision-making group, who reviews financial operating results on a regular basis for the purpose of allocating resources and evaluating financial performance.
The Company defines its CODM as its Chief Executive Officer, who regularly reviews financial operating results on a consolidated basis for purposes of allocating resources and evaluating financial performance. Although the Company derives its revenues from a number of different geographic regions, the Company neither allocates resources based on the operating results from the individual regions, nor manages each individual region as a separate business unit. The Company’s CODM manages the operations on a consolidated basis to make decisions about overall corporate resource allocation and to assess overall corporate profitability. As of March 31, 2021 and 2020, all of the Company’s long-lived assets were located in the United States and all revenue was earned in the United States.

15. Subsequent Events
Amended and Restated Certificate of Incorporation
On May 3, 2021, in connection with the closing of the IPO, the Company amended and restated its certificate of incorporation (as amended and restated, the “Certificate of Incorporation”), which was filed with the Secretary of State of Delaware.
Amended and Restated Bylaws
On May 3, 2021, in connection with the closing of the IPO, the Company amended and restated its By-laws (as amended and restated, the “By-laws”).
Option Plan Modification
On April 1, 2021, contingent on the consummation of the IPO, the Board of Directors approved a modification to the PH Group Parent Corp. Stock Option Plan of the vesting conditions of certain outstanding stock option grants to certain employees and consultants. The modification accelerated by one year any time vested option that were not previously 100% vested and modified the vesting condition of the performance based options to vest 60% at IPO, 20% 12 months after IPO and 20% 18 months after IPO. The modification also accelerated the CEO’s time based options by an additional four months such that 100% of his time based options are vested. We expect to recognize stock-based compensation of $189.5 million in the second quarter of 2021 related to these modifications and we expect to recognize an additional $95.0 million of additional stock compensation expense over the eighteen months following the completion of the IPO.
Omnibus Incentive Plan
On April 6, 2021, the Company approved the Privia Health Group, Inc. 2021 Omnibus Incentive Plan (the “Plan”) which permits awards up to 10% of our common stock issued and outstanding after the close of our IPO. Based upon 102,785,817 shares outstanding upon the closing of our IPO, there are 5,411,493 shares reserved for issuance under the Plan and 4,867,088 shares reserved for the options and restricted stock units issued on April 29, 2021. The Plan also allows for an automated increase on the first day of each fiscal year following the effective date of the Plan by an amount equal to the lesser of (i) 5% of outstanding shares on December 31 of the immediately preceding fiscal year or (ii) such number of shares as determined by the Company’s board of directors in its discretion. The Plan provides for the granting of stock options at a price equal to at least 100% of the fair market value of the Company’s Common Stock as of the date of grant. The Plan also provides for the granting of Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Awards and other cash-based or other stock-based awards, all which must be granted at not less than the fair market value of the Company’s Stock as of the date of grant. Participants in the Plan may include employees, consultants, other service providers and non-employee directors. On April 29, 2021, the Company issued 1,183,871 restricted stock units and 3,683,217 options, with a strike price equal to the IPO offering price. These issuances are expected to generate stock compensation expense of $62.3 million to be expensed over the next four years starting on the effective date of the IPO as both the restricted stock units and stock options vest.
Anthem Private Placement
On May 3, 2021, concurrent with the closing of its IPO, the Company issued and sold, at $23.00 per share, in a private placement to an affiliate of Anthem, Inc. (the “Investor”) 4,000,000 shares of common stock, par value $0.01 per share, of the Company for an aggregate purchase price of $92 million (the “Private Placement”). As of May 3, 2021, the Investor holds approximately 3.9% of the issued and outstanding common stock of the Company. The securities issued to the Investor in the Private Placement were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this quarterly report on Form 10-Q. In addition, the following discussion and analysis and information contains forward-looking statements about the business, operations and financial performance of the Company based on our current expectations that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors. including, but not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Information Regarding Forward-Looking Statements” in this quarterly report on Form 10-Q.
Overview
Privia Health is a technology-driven, national physician-enablement company that collaborates with medical groups, health plans, and health systems to optimize physician practices, improve patient experiences, and reward doctors for delivering high-value care in both in-person and virtual care settings on the “Privia Platform”. We directly address three of the most pressing issues facing physicians today: the transition to the VBC reimbursement model, the ever-increasing administrative requirements to operate a successful medical practice and the need to engage patients using modern user-friendly technology. We seek to accomplish these objectives by entering markets and organizing existing physicians and non-physician clinicians into a unique practice model that combines the advantages of a partnership in a large regional Medical Group with significant local autonomy for Privia Providers joining our Medical Groups. Our Medical Groups are designated as in-network by all major health insurance plans in all of our markets and all Privia Providers are credentialed with such health insurance plans.
Our platform is purpose-built, organizing physicians into cost efficient, value-based and primary-care centric networks bolstered by strong physician governance, and promotes a culture of physician leadership. The Privia Platform is powered by the Privia Technology Solution, which efficiently manages all aspects of our Privia Physicians’ provision of healthcare services and eliminates the complexity and reduces the cost of otherwise having to buy more than 30 point solutions. We enhance the patient experience, improve practice economics and influence point of care delivery through investments in data analytics, revenue cycle management (“RCM”), practice and clinical operations and payer alignment. The Privia Platform is designed to succeed across demographic cohorts, acuity levels and reimbursement models, including traditional FFS Medicare, Medicare Shared Savings Program (“MSSP”), Medicare Advantage, Medicaid, commercial insurance and other existing and emerging direct contracting programs with payers and employers. We believe that the Privia model is a highly scalable solution to help our nation’s healthcare system achieve the quadruple aim of better outcomes, lower costs, improved patient experience, and happier and more engaged providers. Our customers have affirmed our model, as Privia has rapidly become one of the nation’s leading independent physician companies since launching our first Medical Group in 2013.
There are three core elements to our physician alignment approach:
1)A focus on maximizing the potential of a physician’s medical practice across the physician’s entire patient panel, with the end goal of succeeding in VBC reimbursement;
2)A highly flexible payer-agnostic approach to address the needs of multiple types of physician practices, from independently owned to hospital employed or hospital affiliated practices; and
3)Delivering a profitable model for both Privia and our Privia Physicians, regardless of the reimbursement model, geographic environment or specialty.
The Privia Platform is powered by the Privia Technology Solution, which efficiently manages all aspects of our Privia Physicians’ practices and eliminates the complexity and reduces costs. The intended result is engaged physicians and non-physician clinicians delivering high quality virtual and in-person healthcare to patients with superior clinical outcomes and experiences at lower costs. We believe our technology-enabled platform is highly scalable, allowing us to both rapidly build density in new geographic markets and guide those markets from FFS to VBC by shifting the reimbursement model and helping our Privia Providers better manage the cost of care through a focus on quality and success-based reimbursement. This model is designed to enable significant growth, with significant revenue visibility, low invested capital and attractive margins. We believe the Privia Platform aligns with the direction healthcare is headed, including (1) a macro shift towards VBC models that focus on delivering coordinated, high quality care at lower total costs, (2) a greater focus on the patient experience and (3) a focus on optimizing provider workflow and bringing back the joy of practicing medicine. We believe our approach is highly attractive to multiple types of physician practices given our significant value proposition and our comprehensive solution set.

We believe our technology-enabled platform is differentiated and well positioned to drive sustainable long-term growth, with attractive margins and attractive returns on invested capital. The Privia Platform has the following key attributes:
•Addresses a Large Total Addressable Market: Targets a large and growing total addressable market.
•Purpose-Built to Scale Nationally: Flexible model to enter new markets with multiple types of physician practices.
•Powered by the Privia Technology Solution: Comprehensive cloud-based technology-enabled platform designed to optimize provider workflow across the full continuum of reimbursement environments as well as both virtual and in-person care settings.
•Establishes Provider Density in Local Markets: Supports a proven expansion strategy resulting in increased relevance with payers and patients.
•Designed to Transform Care Delivery: Designed to transition care delivery in each market from FFS to VBC and to enhance the care model and ability of Privia Providers to manage higher risk patients.
•Demonstrates Physician Value Proposition Consistently: Reduces administrative burden and generally increases provider profitability.
•Generates Attractive Financial Results: Has an established scale, diversified revenue mix with no single payer or individual practice concentration, and is profitable and capital efficient with attractive growth. See “Key Metrics” for a discussion of practice collections.
•Led by a Highly Experienced Executive and Physician Leadership Team: Our management team has significant experience leading payer, provider and healthcare information technology organizations.
Privia Physicians join the Medical Group in their geographic market as an owner of the Medical Group. Certain of our Medical Groups are majority-owned by us (each, an “Owned Medical Group”), with Privia Physicians owning a minority interest. However, in those markets in which state regulations do not allow us to own physician practices, the Medical Groups are owned entirely by Privia Physicians. We provide management services to each Medical Group though a local MSO established with the objective of maximizing the independence and autonomy of our Affiliated Practices, while providing Medical Groups with access to VBC opportunities either directly or through Privia-owned ACOs. In markets with Non-Owned Medical Groups, we earn revenue by providing administrative and management services through owned MSO entities (FFS-administrative services revenue). We have national committees that distribute quality guidance, and we employ Chief Medical Officers who provide clinical oversight and direction over the clinical affairs of the Owned Medical Groups. Additionally, we hold the provider contracts, maintain the patient records, set reimbursement rates, and negotiate payer contracts on behalf of the Owned Medical Groups. The Medical Groups have no ownership in the underlying Affiliated Practices, but the Affiliated Practices do provide certain services to our Medical Groups, such as use of space, non-physician staffing, equipment and supplies. We principally derive our revenues from the following three sources: (i) FFS-patient care revenue generated from providing healthcare services to patients through Privia Providers of Owned Medical Groups and FFS-administrative services earned for administrative services provided to Non-Owned Medical Groups, (ii) VBC revenue collected on behalf of our Privia Providers in the form of management and administrative fees, which, at this time, are primarily in the form of PMPM fees and shared savings, which includes quality bonuses, and (iii) other revenue from additional services offered by Privia to its Privia Providers or directly to patients or employers. The operations of our Owned Medical Groups, owned ACOs and owned MSOs are reflected within our consolidated financial results.
GAAP Financial Measures
•    Revenue was $213.6 million and $212.9 million for the three months ended March 31, 2021 and 2020, respectively;
•    Operating income was $7.9 million and $6.5 million for the three months ended March 31, 2021 and 2020, respectively; and
•    Net Income attributable to Privia Health Group, Inc. was $5.4 million and $5.4 million, for the three months ended March 31, 2021 and 2020, respectively.
Key Metrics and Non-GAAP Financial Measures
•    Practice Collections was $344.1 million and $327.4 million for the three months ended March 31, 2021. and 2020, respectively;
•    Care Margin was $52.5 million and $47.8 million for the three months ended March 31, 2021. and 2020, respectively;
•    Platform Contribution was $25.5 million and $20.3 million for the three months ended March 31, 2021. and 2020, respectively;
•    Adjusted EBITDA was $9.9 million and $7.1 million for the three months ended March 31, 2021. and 2020, respectively.

See “Key Metrics and Non-GAAP Financial Measures” for more information as to how we define and calculate Implemented Providers, attributed lives, Practice Collections, Care Margin, Platform Contribution, Platform Contribution Margin, Adjusted EBITDA and Adjusted EBITDA Margin, and for a reconciliation of income from operations, the most comparable GAAP measure, to Care Margin, income from operations, the most comparable GAAP measure, to Platform Contribution, and net income, the most comparable GAAP measure, to Adjusted EBITDA.
The COVID-19 Pandemic and the Coronavirus Aid, Relief and Economic Stimulus Act (“CARES Act”)
The current COVID-19 pandemic had an impact on our results of operations, cash flow and financial position for the period ended and as of March 31, 2021, as we experienced lower volumes than anticipated and shifts in the mix of services provided after the onset of the pandemic in the United States. See the Prospectus for additional information on impacts during 2020. We are closely monitoring the impact of the pandemic on all aspects of our business including impacts to employees, customers, patients, suppliers and vendors.

On March 27, 2020, the CARES Act was passed. It is intended to provide economic relief to individuals and businesses affected by the coronavirus pandemic. It also contains provisions related to healthcare providers’ operations and the issues caused by the coronavirus pandemic. The following are significant economic impacts for the Company and its subsidiaries as a result of specific provisions of the CARES Act for the three month ended March 31, 2021 and 2020:
•The Company elected to defer its portion of Social Security taxes in 2020, which may be repaid over two years as follows: 50% by the end of 2021 and 50% by the end of 2022. Approximately $1.6 million is recorded in accrued expenses on the balance sheet as of March 31, 2021 related to this deferral and the Company intends to remit payment by the end of 2021; and
•No additional funds were received from the Public Health and Social Services Emergency Relief Fund under the CARES Act during the three months ended March 31, 2021 and 2020.
Our Revenue
We recognize revenue from multiple stakeholders, including health care consumers, health insurers, employers, providers and health systems. Our revenue includes (i) FFS revenue generated from providing healthcare services to patients through Privia Providers of Owned Medical Groups or administrative fees collected for providing administrative services to Non-Owned Medical Groups, (ii) VBC revenue collected on behalf of our providers, primarily per member per month (PMPM) fees (including care management fees, management services fees, care coordination fees and all other similar administrative fees) and shared savings (including surplus payments, shared savings, total cost of care budget payments and similar payments), and (iii) other revenue from additional services, such as concierge services, virtual visits, virtual scribes and coding, clinical trials, behavioral health management, and partnerships with self-insured employers to offer direct primary care to their employees.
FFS Revenue
We generate FFS-patient care revenue when we collect reimbursements for FFS medical services provided by Privia Providers. Our agreements with our providers have a multi-year term length and we have historically experienced a 95% provider retention rate, both of which lead to a highly predictable and recurring revenue model. Our FFS contracts with payer partners typically contain annual rate inflators and enhanced commercial FFS rates given our scale in each of our markets. As a result of receiving these rate inflators and enhancements, if we continue to be successful in expanding our provider base, we expect revenue will grow year-over-year in absolute dollars. In addition, in our FFS-patient care revenue, we include collections generated from ancillary services such as clinical laboratory, imaging and pharmacy operations. We also generate FFS-administrative services revenue by providing administration and management services to medical groups which are not owned or consolidated by us. FFS-patient care revenue represented 79.4%, and 82.1% of total revenue for the three months ended March 31, 2021 and 2020, respectively. FFS-administrative services revenue represented 7.2% and 6.8% of total revenue for the three months ended March 31, 2021 and 2020, respectively.
VBC Revenue
Over time, we create incremental value for our provider partners by enabling them to succeed in VBC arrangements. We generate VBC revenue when our providers are reimbursed through traditional FFS Medicare, MSSP, Medicare Advantage, commercial payers and other existing and emerging direct payer and employer contracting programs. The revenue is primarily collected in the form of (i) PMPM care management fees to cover costs of services typically not reimbursed under traditional FFS payment models, including population management, care coordination, advanced technology and analytics, and (ii) shared savings earned based on improved quality and lower cost of care for our attributed patients in VBC arrangements. VBC revenue represented 12.4% and 10.6% of total revenue for the three months ended March 31, 2021 and 2020, respectively. We expect VBC revenue to continue to increase as a percentage of total revenue as we grow total Attributed Lives under management as well as increase risk levels undertaken across value-based arrangements.

Other Revenue
The remainder of our revenue is derived from leveraging our existing base of providers and patients to deliver value-oriented services such as virtual visits, virtual scribes and coding, clinical trials, behavioral health management, and partnerships with self-insured employers to offer direct primary care to their employees. Other revenue represented 1.0% and 0.4% of total revenue for the three months ended March 31, 2021 and 2020, respectively.
Key Factors Affecting Our Performance
Addition of New Providers
Our ability to increase our provider base will enable us to deliver financial growth as our providers generate both our FFS and VBC revenue. Our existing provider penetration and market share provides us with significant opportunity to grow in both existing and new geographies, and we believe the number of providers joining Privia is a key indicator of the market’s recognition of the attractiveness of our platform to our providers, patients and payers. We intend to increase our provider base in existing and new markets by adding new practices and assisting our existing practices with recruiting new providers, using our in-market and national sales and marketing teams. As we add providers to the Privia Platform, we expect them to contribute incremental economics as we leverage our existing brand and infrastructure, both at the corporate and in-market levels.
Addition of New Patients
Our ability to add new patients to our provider base in existing and new markets will also enable us to deliver revenue growth in both our FFS and VBC contracts. We believe the number of attributed patient lives in VBC programs is a key driver of our VBC revenue growth. Our branding and marketing strategies to drive growth in our practices has continued to result in increased engagement with new and existing patients. We believe our continued success in growing the visibility of the Privia brand will result in increased patient panels per provider and contribute incremental revenue in both FFS and VBC for our practices.
Expansion to New Markets
Based upon our experience to date, we believe Privia can succeed in all reimbursement environments and payment models. The data we collected from older provider cohorts consistently suggest that we improve their performance in both FFS and VBC metrics over time and inform our expectations for our new markets. We believe our in-market operating structure and ability to serve providers wherever they are on their transition to VBC can benefit physicians and providers throughout the U.S. and that our solution is applicable across all 50 states. We enter a market with an asset-light operating model and employ a disciplined, uniform approach to market structure and development. We partner with market leading medical groups and health systems to form anchor relationships and align other independent, affiliated, or employed providers into a single-TIN medical group. Our business model also gives us flexibility for future, incremental growth through the acquisition of minority or majority stakes in our practices and opening de-novo, fully-owned sites of care focused on Medicare Advantage and direct contracting models.
Provider Satisfaction and Retention
Privia Providers have high satisfaction with their overall performance on our platform, and we strive to continuously improve provider well-being and patient satisfaction. Our percentage of collections Care Margin model combined with high patient and provider satisfaction results in 90%+ Practice Collections predictability on a rolling twelve month forward basis. We believe these metrics demonstrate the stability of our provider base and the appeal to prospective providers and patients of our platform.
Payer Contracts and Ability to Move Markets to VBC
Our FFS and VBC revenue is dependent upon our contracts and relationships with payers. We partner with a large and diverse set of payer groups nationally and in each of our markets to form provider networks and to lower the overall cost of care, and we structure bespoke contracts to help both providers and payers achieve their objectives in a mutually aligned manner. Maintaining, supporting and increasing the number of these contracts and relationships, particularly as we enter new markets, is important for our long-term success.
Privia’s ability to work within each geographic market as it evolves in its shift towards VBC, with our experience working in all reimbursement environments, enables providers to accelerate and succeed in their transition. Our model is aligned with our payer partners, as we have demonstrated improved patient outcomes while driving incremental revenue growth. We intend to accelerate the move towards the adoption of VBC reimbursement in each market in current and emerging payer programs. To do so, we will need to continue enhancing our VBC capabilities and executing on initiatives to deliver next generation access, superior quality metrics and lower cost of care.

Components of Revenue
Our FFS revenue is primarily dependent upon the size of our provider base, payer contracted rates and patient volume. Our ability to maintain or improve pricing levels in our contracts with payers and patient volume for our providers will impact our results of operations. In addition to increasing our provider base and contracted rates over time, we also seek to increase patient volume by demonstrating the ability to provide a better patient experience that leads to higher retention rates and drives referrals to preferred, high quality and value-based providers. Our VBC revenue is primarily dependent upon the number of attributed patients in our VBC arrangements, risk levels of our payer contracts, and effective management of our patients’ total cost of care. As we grow our provider base, we also expect to increase our total number of attributed patients in existing and new markets. In addition, we intend to increase the risk levels of our value-based programs as we seek a higher revenue opportunity on a per patient basis over time.
Investments in Growth
We expect to continue focusing on long-term growth through investments in our sales and marketing, our technology-enabled platform, and our operations. In addition, as we continue our efforts to move markets toward VBC, we expect to continue making additional investments in operations for an expanded suite of clinical capabilities to manage our patient population.

Key Metrics and Non-GAAP Financial Measures
We review a number of operating and financial metrics, including the following key metrics and non-GAAP financial measures, to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plans, and make strategic decisions.
Key Metrics

	For the Three Months Ended March 31,
	2021	2020
Implemented Providers (as of end of period)	2,648	2,528
Attributed Lives (in thousands) (as of end of period)	721	752
Practice Collections (1) ($ in millions)	$344.1	$327.4
(1) We define Practice Collections as the total collections from all practices in all markets and all sources of reimbursement (FFS, VBC and other) that we receive for delivering care and providing our platform and associated services. Practice Collections differ from revenue by including collections from Non-Owned Medical Groups.
Implemented Providers
We define Implemented Providers as the total of all service professionals on Privia Health’s platform at the end of a given period who are credentialed by Privia Health and bill for medical services, in both Owned and Non-Owned Medical Groups during that period.This includes, but is not limited to, physicians, physician assistants, and nurse practitioners. We believe that growth in the number of Implemented Providers is a key indicator of the performance of our business and expected revenue growth. This growth depends, in part, on our ability to successfully add new practices in existing markets and expand into new markets. The number of Implemented Providers increased 4.7% between March 31, 2021 and 2020, due to organic growth in our healthcare delivery business.
Attributed Lives
We define Attributed Lives as any patient that a payer deems attributed to Privia, in both Owned and Non-Owned Medical Groups, to deliver care as part of a VBC arrangement. We define our Attributed Lives as patients who have selected one of our owned or Non-Owned Medical Groups as their provider of primary care services as of the end of a particular period. The number of Attributed Lives is an important measure that impacts the amount of VBC revenue we receive. While overall Attributed Lives decreased 4.1% between March 31, 2021 and 2020, Attributed Lives in government value-based programs increased by 7.7% and commercial value-based programs decreased by 10.4%.
Practice Collections
We define Practice Collections as the total collections from all practices in all markets and all sources of reimbursement (FFS, VBC and other) that we receive for delivering care and providing our platform and associated services. Practice Collections differ from revenue by adding collections from Non-Owned Medical Groups. Practice Collections increased 5.1% between March 31, 2021 and 2020 due to organic growth of our healthcare delivery business.
Non-GAAP Financial Measures
In addition to our financial results determined in accordance with GAAP, we believe Care Margin, Platform Contribution, Platform Contribution Margin, Adjusted EBITDA and Adjusted EBITDA Margin are useful as non-GAAP measures to investors as these are metrics used by management in evaluating our operating performance and in assessing the health of our business. We use Care

Margin, Platform Contribution, Platform Contribution Margin, Adjusted EBITDA and Adjusted EBITDA Margin to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our business, results of operations or outlook.
However, non-GAAP financial information is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. In addition, other companies, including companies in our industry, may calculate similarly-titled non-GAAP measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measure as a tool for comparison. A reconciliation is provided below for our non-GAAP financial measures to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures, and not to rely on any single financial measure to evaluate our business.

	For the Three Months Ended March 31,
(amounts in thousands, except for percentages)	2021	2020
Care Margin [1] ($)	$52,494	$47,836
Platform Contribution [1] ($)	$25,532	$20,275
Platform Contribution Margin [1] (%)	48.6%	42.4%
Adjusted EBITDA [1] ($)	$9,947	$7,055
Adjusted EBITDA Margin [1] (%)	18.9%	14.7%
1. See below for more information as to how we define and calculate Care Margin, Platform Contribution, Platform Contribution Margin, Adjusted EBITDA and Adjusted EBITDA Margin and for a reconciliation of income from operations, the most comparable GAAP measure, to Care Margin, income from operations, the most comparable GAAP measure, to Platform Contribution, and net income, the most comparable GAAP measure, to Adjusted EBITDA.

Care Margin
We define Care Margin as total revenue less the sum of physician and practice expense. Our Care Margin generated from FFS revenue is contractual and recurring in nature, and primarily based on an individually negotiated percentage of collections for each practice that joins Privia. Our Care Margin generated from VBC revenue is based on a percentage of care management fees and shared savings collected. We view Care Margin as all of the dollars available for us to manage our business, including providing administrative support to our practices, investing in sales and marketing to attract new providers to the Privia Platform, and supporting the organization through our corporate infrastructure. We expect Care Margin will grow year-over-year in absolute dollars as we continue to expand our provider base. We would also expect our care management and shared savings economics in our VBC arrangements to improve on a per patient basis as we manage towards lower total cost of care for our Attributed Lives and move towards higher risk VBC arrangements over time. Care Margin increased 9.7% for the three months ended March 31, 2021 when compared to the same period in 2020 due to organic growth of our medical practice business.
In addition to our financial results determined in accordance with GAAP, we believe Care Margin, a non-GAAP measure, is useful in evaluating our operating performance. We use Care Margin to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that this non-GAAP financial measure, when taken together with the corresponding GAAP financial measures, provides meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our business, results of operations or outlook. In particular, we believe that the use of Care Margin is helpful to our investors as it is a metric used by management in assessing the health of our business and our operating performance.

The following table provides a reconciliation of operating income, the most closely comparable GAAP financial measure, to Care Margin.

	For the Three Months Ended March 31,
(unaudited and amounts in thousands)	2021	2020
Operating income	$7,907	$6,496
Depreciation and amortization	445	338
General and administrative	13,996	10,989
Sales and marketing	3,184	2,452
Cost of platform	26,962	27,561
Care margin	$52,494	$47,836

Platform Contribution
We define Platform Contribution as total revenue less the sum of (i) physician and practice expense and (ii) cost of platform. We consider platform contribution to be an important measure to monitor our performance, specific to pricing of our services, direct costs of delivering care, and cost of our platform and associated services. As a provider spends a longer time on the Privia Platform, we expect the Platform Contribution from that provider to increase both in terms of absolute dollars as well as a percent of Care Margin. We expect that this increase will be driven by improving per provider revenue economics over time as well as our ability to generate operating leverage on our in-market infrastructure costs. Platform Contribution increased 25.9% for the three months ended March 31, 2021 when compared to the same period in 2020 due to organic growth of our medical practice business.
Platform Contribution Margin
We define Platform Contribution as total revenue less the sum of (i) physician and practice expense and (ii) cost of platform calculated as a percentage of Care Margin. We consider Platform Contribution Margin to be an important measure to monitor our performance, specific to pricing of our services, direct costs of delivering care, and cost of our platform and associated services. As a provider spends a longer time on the Privia Platform, we expect the Platform Contribution from that provider to increase both in terms of absolute dollars as well as a percent of Care Margin. We expect that this increase will be driven by improving per provider revenue economics over time as well as our ability to generate operating leverage on our in-market infrastructure costs. Platform Contribution Margin was 48.6% for three months ended March 31, 2021 an increase from 42.4% during the same period in 2020 as we continue to make strategic investments to provide better service to both our patients and physicians at a pace slower than the increase in revenue.
In addition to our financial results determined in accordance with GAAP, we believe platform contribution, a non-GAAP measure, is useful in evaluating our operating performance. We use Platform Contribution to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that this non-GAAP financial measure, when taken together with the corresponding GAAP financial measures, provides meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our business, results of operations or outlook. In particular, we believe that the use of Platform Contribution is helpful to our investors as it is a metric used by management in assessing the health of our business and our operating performance.
The following table provides a reconciliation of operating income, the most closely comparable GAAP financial measure, to platform contribution:

	For the Three Months Ended March 31,
(unaudited and amounts in thousands)	2021	2020
Operating income	$7,907	$6,496
Depreciation and amortization expense	445	338
General and administrative	13,996	10,989
Sales and marketing	3,184	2,452
Platform contribution	$25,532	$20,275
Adjusted EBITDA
We define Adjusted EBITDA as net income (loss) excluding interest income, interest expense, minority interest expense / income, stock-based compensation, severance, other one time or non-recurring expenses and the provision for income taxes. We include Adjusted EBITDA because it is an important measure on which our management assesses and believes investors should assess our operating performance. We consider Adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis. Adjusted EBITDA has limitations as an analytical tool including: (i) Adjusted EBITDA does not include the dilution that results from stock-based compensation or any cash outflows included in stock-based compensation, including from our purchases of shares of outstanding common stock, and (ii) Adjusted EBITDA does not reflect interest expense on our debt or the cash requirements necessary to service interest or principal payments. Adjusted EBITDA increased 41.0% for the three months ended March 31, 2021 when compared to the same period in 2020 due to organic growth of our medical practice business.
Adjusted EBITDA Margin
We define Adjusted EBITDA Margin as net income (loss) excluding interest income, interest expense, minority interest expense/income, stock-based compensation, severance, other one time or non-recurring expenses and the provision for income taxes calculated as a percentage of Care Margin. We included Adjusted EBITDA Margin because it is an important measure on which our management assesses and believes investors should assess our operating performance. We consider Adjusted EBITDA Margin to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis. Adjusted EBITDA Margin was 18.9% for three months ended March 31, 2021 an increase from 14.7% for the same period in 2020 due to of organic growth of our medical practice business.

In addition to our financial results determined in accordance with GAAP, we believe Adjusted EBITDA Margin, a non-GAAP measure, is useful in evaluating our operating performance.
We believe that Adjusted EBITDA, when taken together with the corresponding GAAP financial measures, provides meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our business, results of operations or outlook. In particular, we believe that the use of Adjusted EBITDA is helpful to our investors as it is a metric used by management in assessing the health of our business and our operating performance.

The following table provides a reconciliation of net income (loss) attributable to Privia Health Group, Inc. and subsidiaries, the most closely comparable GAAP financial measure, to Adjusted EBITDA:

	For the Three Months Ended March 31,
(unaudited and amounts in thousands)	2021	2020

Net income	$5,398	$5,414
Net income (loss) attributable to non-controlling interests	218	(85)
Provision for income taxes	2,000	700
Interest expense	291	467
Depreciation and amortization	445	338
Stock-based compensation	101	121
Other expenses(1)	1,494	100
Adjusted EBITDA	$9,947	$7,055

(1) Other expenses include certain non-cash or non-recurring costs.
Components of Results of Operations
Revenue
Our revenue is earned in three main categories: FFS revenue, VBC revenue and other revenue.
Our FFS-patient care revenue is generated from providing healthcare services to patients. We receive payments pursuant to contracts with the U.S. federal government and large and small payer organizations that are multi-year in nature, typically ranging from three to five years. We also receive payments from patients that may be financially responsible for a portion or all of the service in the form of co-pays, coinsurance or deductibles.
Our FFS-administrative services business provides administration and management services to Non-Owned Medical Groups. The Company’s MSAs with Non-Owned Medical Groups range from 5-20 years in duration and outline the terms and conditions of the administration and management services to be provided, which includes RCM services such as billings and collections, as well as other services, including, but not limited to, payer contracting, information technology services and accounting and treasury services. In certain MSAs, the Company is paid administrative fees equal to the cost of supplying certain services as outlined in the MSAs, and if applicable, a margin is added to the cost of certain services. Other MSAs are based on a fixed percentage of net collections.
VBC revenue is earned through our clinically integrated network and accountable care organizations which bring together independent physician practices to focus on sharing data, improving care coordination, and collaborating on initiatives to improve outcomes and lower healthcare spending. The Company has contracts with the U.S. federal government and large payer organizations that are multi-year in nature typically ranging from three to five years and is paid as follows: (1) care management fees on a PMPM basis and (2) incentive amounts typically earned on a shared savings basis.
The Other revenue is derived from leveraging our existing base of providers and patients to deliver value-oriented services such as concierge services, virtual visits, virtual scribes and coding, clinical trials, behavioral health management, and partnerships with self-insured employers to offer direct primary care to their employees.

Operating Expenses
Physician and practice expenses
Physician payments are set payments made to physicians associated with Owned Medical Groups. These payments are set and adjusted as necessary, pursuant to the Owned Medical Groups’ Board of Directors’ approved guidelines with variances specifically approved by the Owned Medical Groups’ Board of Directors. Practice related payments are used to cover an Affiliated Practice’s staff salary and benefits, medical supplies, rent and other occupancy costs, insurance and office supplies. Affiliated Practices are not owned by the Company and the Company bears no responsibility for any losses incurred by Affiliated Practices. Affiliated Practices are paid a variable amount based on collections and the services provided.
Cost of platform
Third-party EMR and practice management software expenses are paid on a percentage of revenue basis, while we pay most of the costs of our platform on a variable basis related to the number of implemented physicians we service. Software development costs that do not meet capitalization criteria are expensed as incurred. As we continue to grow, we expect the cost of platform to continue to grow at a rate slower than the revenue growth rate.
Sales and marketing
Sales and marketing expenses consist of employee-related expenses, including salaries, commissions, and employee benefits costs, for all of our employees engaged in marketing, sales, community outreach, and sales support. In addition, sales and marketing expenses also include central and community-based advertising to generate greater awareness, engagement, and retention among our current and prospective patients as well as the infrastructure required to support all of our marketing efforts.
General and administrative
Corporate, general and administrative expenses include employee-related expenses, including salaries and related costs and stock-based compensation, technology infrastructure, occupancy costs, operations, clinical and quality support, finance, legal, human resources, and development departments. We expect our general and administrative expenses to increase over time following the closing of the IPO due to the additional legal, accounting, insurance, investor relations and other costs that we will incur as a public company, as well as other costs associated with continuing to grow our business. However, we anticipate general and administrative expenses to decrease as a percentage of revenue over the long term, although they may fluctuate as a percentage of revenue from period to period due to the timing and amount of these expenses.
Depreciation and amortization expense
Depreciation and amortization expenses are primarily attributable to our capital investment and consist of fixed asset depreciation and amortization of intangibles considered to have definite lives. We do not allocate depreciation and amortization expenses to other operating expense categories.
Interest Expense
Interest expense consists primarily of interest payments on our outstanding borrowings under our note payable. See “Liquidity and Capital Resources—General and Note Payable.”

Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the three months ended March 31, 2021 and 2020.

	For the Three Months Ended March 31,
	2021	2020	Change ($)	Change (%)
(in thousands)
Revenue	$213,607	$212,942	$665	0.3%
Operating expenses:
Physician and practice expense	161,113	165,106	(3,993)	(2.4)%
Cost of platform	26,962	27,561	(599)	(2.2)%
Sales and marketing	3,184	2,452	732	29.9%
General and administrative	13,996	10,989	3,007	27.4%
Depreciation and amortization	445	338	107	31.7%
Total operating expenses	205,700	206,446	(746)	(0.4)%
Operating income	7,907	6,496	1,411	21.7%
Interest expense	291	467	(176)	(37.7)%
Income before provision for income taxes	7,616	6,029	1,587	26.3%
Provision for income taxes	2,000	700	1,300	185.7%
Net income	5,616	5,329	287	5.4%
Less: Net income (loss) attributable to non-controlling interests	218	(85)	303	(356.5)%
Net income attributable to Privia Health Group, Inc.	$5,398	$5,414	$(16)	(0.3)%

Comparison of the three months ended March 31, 2021 and 2020.
Revenue
Revenue was $213.6 million for the three months ended March 31, 2021, a slight increase of $0.7 million or 0.3%, compared to $212.9 million for the three months ended March 31, 2020. Key drivers of this revenue growth were care management fees (PMPM), which increased $2.3 million or 37.6%, shared savings revenue, which increased $1.4 million or 8.5%, other revenue which increased $1.4 million or 161.2%, and FFS-Administrative services revenue which increased $0.9 million or 5.9%, partially offset by a decrease in FFS–patient care revenue of $5.3 million or 3.0%.
Growth in FFS–administrative services revenue was due mainly to the addition of a new market for the first quarter of 2021(Tennessee) and the ramp up of the Florida market. Care management fees (PMPM) growth was due mainly to an increase in the total number of VBC contracts that include the payment of care management fees and an increase in Attributed Lives in government programs. Shared savings growth was mainly due to more Attributed Lives in government programs. The increase in other revenue was primarily due to the rise of direct to employer business. The decrease in FFS – patient care revenue was mainly attributed to visit volume declines related to certain state and local initiatives imposed as a result of COVID-19, such as social distancing guidelines partially offset by the addition of new providers.
The following table presents our revenues disaggregated by source:

	For the Three Months Ended March 31,
(Dollars in Thousands)	2021	2020	Change ($)	Change (%)
FFS-patient care	$169,578	$174,870	$(5,292)	(3.0)%
FFS-administrative services	15,411	14,555	856	5.9%
Shared savings	17,833	16,439	1,394	8.5%
Care management fees (PMPM)	8,570	6,230	2,340	37.6%
Other revenue	2,215	848	1,367	161.2%
Total Revenue	$213,607	$212,942	$665	0.3%

Operating Expenses

	For the Three Months Ended March 31,
(Dollars in Thousands)	2021	2020	Change ($)	Change (%)
Operating Expenses:
Physician and practice expense	$161,113	$165,106	$(3,993)	(2.4)%
Cost of platform	26,962	27,561	(599)	(2.2)%
Sale and marketing	3,184	2,452	732	29.9%
General and administrative	13,996	10,989	3,007	27.4%
Depreciation and amortization expense	445	338	107	31.7%
Total operating expenses	$205,700	$206,446	$(746)	(0.4)%
Physician and practice expenses
Physician expenses were $161.1 million for the three months ended March 31, 2021, a decrease of $4.0 million, or 2.4%, compared to $165.1 million for the three months ended March 31, 2020. This decrease was driven primarily by lower FFS-patient care revenue partially offset by the growth in Implemented Providers.
Cost of platform
Cost of platform expenses were $27.0 million for the three months ended March 31, 2021, a slight decrease of $0.6 million, or 2.2%, compared to $27.6 million for the three months ended March 31, 2020. This decrease was driven primarily by a decrease in consulting costs of $0.3 million, and a decrease in travel of $0.2 million.
Sales and marketing
Sales and marketing expenses were $3.2 million for the three months ended March 31, 2021, an increase of $0.7 million, or 29.9%, compared to $2.5 million for the three months ended March 31, 2020. This increase was driven primarily by an increase in salaries and benefits of $0.9 million related to opening a new market in Tennessee.
General and administrative
General and administrative expense was $14.0 million for the three months ended March 31, 2021, an increase of $3.0 million, or 27.4%, compared to $11.0 million for the three months ended March 31, 2020. The increase was primarily driven by an increase in salaries and benefits of $1.4 million and an increase of $1.4 million in consulting services due to preparing to be a public company.
Depreciation and amortization expense
Depreciation and amortization expense was $0.4 million for the three months ended March 31, 2021, an increase of $0.1 million, or 31.7%, compared to $0.3 million for the three months ended March 31, 2020. This increase was driven primarily by an increase in the amortization of leasehold improvements related to the build out of our Physician Operated Laboratory.
Interest expense
Interest expense was $0.3 million for the three months ended March 31, 2021, a decrease of $0.2 million, or 37.7%, compared to $0.5 million for the three months ended March 31, 2020. The decrease was primarily driven by the repayment of a note payable to related parties in 2020.
Provision for income taxes
Provision for income taxes increased $1.3 million for the three months ended March 31, 2021, when compared to the same period in 2020. The expense for the three months ended March 31, 2020 is primarily related to an increase in the deferred tax liability related to the tax amortization of an indefinite live intangible with the remaining deferred tax balances fully offset with a valuation allowance. The expense for the three months ended March 31, 2021 is primarily the result of the statutory rate applied to pretax book income as there is no longer a valuation allowance offsetting the deferred tax balances.
Net income (loss) attributable to non-controlling interest
Net loss attributable to non-controlling interest increased $0.3 million for the three months ended March 31, 2021, when compared to the same period in 2020 primarily due to an increase in net income before non-controlling interest in these markets.

Liquidity and Capital Resources
General and Note Payable
To date, we have financed our operations principally through sale of our equity, payments received from various payers and through the issuance of a note payable to a third-party financial institution. As of March 31, 2021, we had cash and cash equivalents of $81.9 million. We received an additional $212.0 million of net proceeds following the closing of the Company’s IPO and Anthem private placement on May 3, 2021. Our cash and cash equivalents primarily consist of highly liquid investments in money market funds and cash.
We believe that following our IPO, our cash and cash equivalents, together with cash flows from operations, will be sufficient to fund our operating and capital needs for at least the next 12 months. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary because of, and our future capital requirements will depend on, many factors, including our growth rate, and the timing and extent of spending to increase our sales and marketing activities. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, and financial condition would be adversely affected.
Indebtedness
On December 31, 2018, the Company assumed $8.7 million in notes payable to related parties as part of a merger with a sister organization. The notes mature on dates ranging from December 2020 to December 2021 and have interest rates ranging from 1.25% to 2.93%. On October 31, 2020, $4.0 million of related party receivables was used to repay $4.0 million of the Notes payable to related parties, leaving $4.7 million of Notes payable to related parties. The Company paid interest of $0.2 million through October 31, 2020. In addition, on December 22, 2020, the remaining $4.7 million of Notes payable to related parties was forgiven and assigned to BHG Holdings, leaving no remaining Notes payable to related parties outstanding.
On November 15, 2019, the Company entered into a Credit Agreement with a third-party financial institution. The debt agreement provides for up to $35.0 million in term loans that mature on November 15, 2024 with interest payable monthly at the lesser of LIBOR plus 2.0% or ABR plus 1.0% payable monthly (3.0% at March 31, 2021), plus up to an additional $10.0 million of financing in the form of a revolving loan. The Company borrowed $35.0 million in term loans on November 15, 2019. During the first year of any loans, the financing allows for early repayment of part or all of the term loans in increments of $0.5 million with a pre-payment fee of 1% of any debt prepaid. After the first year from any borrowing, the debt may be repaid without the pre-payment fee. As of March 31, 2021 and December 31, 2020, total term loans outstanding was $33.9 million and $34.1 million.
On July 17, 2020, the Company increased its capacity under the revolving loan to $15.0 million. No balance is outstanding under the revolving loan as of March 31, 2021.

Cash Flows
The following table presents a summary of our condensed consolidated cash flows from operating, investing and financing activities for the periods indicated.

	For the Three Months Ended March 31,
	2021	2020
(in thousands)
Condensed Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(2,476)	$(7,079)
Net cash used in investing activities	—	(13)
Net cash (used in) provided by financing activities	(219)	10,000
Net increase in cash and cash equivalents	$(2,695)	$2,908
Operating Activities
Net cash used in operating activities was $2.5 million for the three months ended March 31, 2021, a decrease of $4.6 million, compared to $7.1 million for the same period in 2020. Significant changes impacting net cash used in operating activities for the three months ended March 31, 2021 compared to the same period in 2020 were as follows:
•Increase of $9.7 million due to liability owed by medical practices and providers, which was an increase for the three months ended March 31, 2021 of $17.0 million compared to the same period in 2020 of $7.3 million. This change is primarily driven by the increase in Implemented Providers and additional physician and practice expenses associated with the increase in shared savings revenue.
•Increase of $2.7 million related to accounts receivable, net, which was a decrease for the three months ended March 31, 2021 of $17.6 million compared to the same period in 2020 of $14.9 million, primarily driven by the increase in Implemented Providers and an increase in the receivable related to shared savings revenue.
•Increase of $1.3 million related to deferred tax benefit which was an increase for the three months ended March 31, 2021 of $2.0 million compared to the same period in 2020 of $0.7 million, primarily due to the release of the valuation allowance and the tax provision for Q1 2021.
•Decrease of $4.0 million related to accounts payable and accrued expenses which was an increase of for the three months ended March 31, 2021 of $10.5 million compared to the same period in 2020 of $6.5 million. This change is primarily driven by IPO related costs
Investing Activities
Net cash used in investing activities remained relatively consistent for three months ended March 31, 2021, and 2020.
Financing Activities
Net cash used in financing activities was $0.2 million for the three months ended March 31, 2021, a decrease of $10.2 million, compared to $10.0 million provided for financing activities for the same period in 2020. This decrease primarily related to the draw of $10.0 million from the Company's revolver during the first quarter of 2020 in response to COVID-19.
Contractual Obligations, Commitments and Contingencies
Operating Leases. The Company leases office space under various operating lease agreements. The initial terms of these leases range from 2 to 7 years and generally provide for periodic rent increases, renewal, and termination operations. Total rent expense under operating leases was $0.4 million and $0.6 million for the three months ended March 31, 2021 and 2020, respectively.
Off Balance Sheet Obligations. We do not have any off-balance sheet arrangements as of March 31, 2021.
Commitments and Contingencies. See Note 11 “Commitments and Contingencies” for further discussion on our commitments and contingencies.

Critical Accounting Policies and Estimates
Our management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure. On an on-going basis we evaluate significant estimates and assumptions, including, but not limited to, revenue recognition, share-based compensation, estimated useful lives of assets, intangible assets subject to amortization, and the computation of income taxes. Future events and their effects cannot be predicted with certainty; accordingly, the Company’s accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the financial statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as the Company’s operating environment changes. Management evaluates and updates assumptions and estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.
There have been no changes to the critical accounting policies reported in the Prospectus that affect our significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements other than those outlined in Note 1, "Organization and Summary of Significant Accounting Policies."
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes.
Interest Rate Risk
Our primary market risk exposure is changing prime rate-based interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. Our Loan Agreement bears interest at a floating rate equal to the lesser of LIBOR plus 2.0% or ABR plus 1.0%. As of March 31, 2021, we had total outstanding debt of $33.9 million in principal amount under the Loan Agreement. Based on the amount outstanding, a 100 basis point increase or decrease in market interest rates over a twelve-month period would result in a change to interest expense of $0.3 million.
Inflation Risk
Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2021.

Changes to our Internal Controls over Financial Reporting

There were no changes made to the Company’s internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are currently involved in, and may in the future become involved in, legal proceedings, claims and investigations in the ordinary course of our business, including medical malpractice and consumer claims. Although the results of these legal proceedings, claims and investigations cannot be predicted with certainty, we do not believe that the final outcome of any matters that we are currently involved in are reasonably likely to have a material adverse effect on our business, financial condition or results of operations. Regardless of final outcomes, however, any such proceedings, claims, and investigations may nonetheless impose a significant burden on management and employees and be costly to defend, with unfavorable preliminary or interim rulings.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in the Prospectus.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds from Initial Public Offering

On May 3, 2021, we completed our IPO pursuant to a Registration Statement (File No. 333-255086), which was declared effective on April 28, 2021. The Registration Statement registered an aggregate of 22,425,000 shares of our common stock at an aggregate offering price of $515.8 million. In the offering, we sold 5,725,000 shares of common stock at an aggregate offering price of $131.7 million and our majority stockholder sold 16,700,000 shares of our common stock at an aggregate offering price of $384.1 million. The number of shares sold by us included the full exercise of the underwriters’ option to purchase up to an additional 2,925,000 shares of common stock from us. Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC acted as representatives of the underwriters for the offering. The offering commenced on April 26, 2021 and did not terminate before all of the securities registered in the Registration Statement were sold.

We received net proceeds of approximately $212.0 million from the IPO and Anthem private placement after deducting underwriters’ discounts and commissions of $7.9 million and estimated expenses of $3.8 million payable by us. There has been no material change in the use of proceeds as described in the Prospectus.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

Item 6.    EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-40365) filed on May 3, 2021)

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (Commission File No. 001-40365) filed on May 3, 2021)

10.1	2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Commission File No. 333-255598) filed on April 29, 2021)

10.2
Form of 2021 Omnibus Plan Restricted Stock Unit Award for Employees (incorporated by reference to Exhibit 10.8 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-255086) filed on April 22, 2021)

10.3
Form of 2021 Omnibus Plan Restricted Stock Unit Award for Non-Employee Directors (incorporated by reference to Exhibit 10.9 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-255086) filed on April 22, 2021)

10.4
Form of 2021 Omnibus Plan Stock Option Award (incorporated by reference to Exhibit 10.10 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-255086) filed on April 22, 2021)

10.5
Second Amended and Restated PH Group Parent Corp. Stock Option Plan (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (Commission File No. 333-255598) filed on April 29, 2021)

10.6
Form of Non-Qualified Stock Option Agreement under the Second Amended and Restated PH Group Parent Corp. Stock Option Plan (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 (Commission File No. 333-255598) filed on April 29, 2021)

10.7
Form of Amendment to Non-Qualified Stock Option Agreement under Second Amended and Restated PH Group Parent Corp. Stock Option Plan (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 (Commission File No. 333-255598) filed on April 29, 2021)

10.8
Privia Health Group, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 (Commission File No. 333-255593) filed on April 29, 2021)

10.9
Registration Rights Agreement between Privia Health Group, Inc. and the other signatories party thereto, dated May 3, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 3, 2021).

10.10
Shareholder Rights Agreement between Privia Health Group, Inc. and the other signatories party thereto, dated May 2, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 3, 2021).

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, filed herewith.

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Schema **

101.CAL	XBRL Taxonomy Definition **

101.DEF	XBRL Taxonomy Calculation **

101.LAB	XBRL Taxonomy Labels **

101.PRE	XBRL Taxonomy Presentation **
*    The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
**    The financial information contained in these XBRL documents is unaudited.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Privia Health Group, Inc.

Dated:	May 27, 2021	/s/ David Mountcastle
Name: David Mountcastle
Title: Chief Financial Officer and Authorized Officer