Form 10-Q
period 2021-06-30
Privia Health Group, Inc.
filed 2021-08-09
CIK 1759655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 3, 2021 the registrant had outstanding 105,742,962 shares of common stock.

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

Part I - Financial Information
ITEM 1. FINANCIAL STATEMENTS
Privia Health Group, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$299,751	$84,633
Accounts receivable	126,872	99,118
Prepaid expenses and other current assets	9,827	6,333
Total current assets	436,450	190,084
Non-current assets:
Property and equipment, net	4,449	4,814
Right-of-use asset	5,618	—
Intangible assets, net	5,659	5,980
Goodwill	118,663	118,663
Deferred tax asset	23,162	4,953
Other non-current assets	3,138	4,475
Total non-current assets	160,689	138,885
Total assets	$597,139	$328,969

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,517	$5,235
Accrued expenses	23,910	31,185
Physician and practice liability	131,027	106,811
Current portion of note payable	1,313	875
Operating lease liabilities, current	2,188	—
Other current liabilities	4,363	2,832
Total current liabilities	167,318	146,938
Non-current liabilities:
Note payable, net of current portion	31,893	32,784
Operating lease liabilities, non-current	8,124	—
Other non-current liabilities	333	5,595
Total non-current liabilities	40,350	38,379
Total liabilities	207,668	185,317
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.01 par value, 1,000,000,000 and 150,000,000 shares authorized; 105,740,462 and 95,985,817 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	1,057	960
Additional paid-in capital	579,257	165,666
Accumulated deficit	(187,014)	(19,878)
Total Privia Health Group, Inc. stockholders’ equity	393,300	146,748
Non-controlling interest	(3,829)	(3,096)
Total stockholders’ equity	389,471	143,652
Total liabilities and stockholders’ equity	$597,139	$328,969
The accompanying notes are an integral part of these condensed consolidated financial statements.

Privia Health Group, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

Revenue	$225,756	$183,264	439,363	396,206

Operating expenses:
Physician and practice expense	169,937	141,521	331,050	306,627
Cost of platform	68,731	24,331	95,693	51,892
Sales and marketing	11,178	2,220	14,362	4,672
General and administrative	168,657	8,419	182,653	19,408
Depreciation and amortization	440	594	885	932
Total operating expenses	418,943	177,085	624,643	383,531
Operating (loss) income	(193,187)	6,179	(185,280)	12,675
Interest expense	302	509	593	976
(Loss) income before (benefit from) provision for income taxes	(193,489)	5,670	(185,873)	11,699
(Benefit from) Provision for income taxes	(20,004)	474	(18,004)	1,174
Net (loss) income	(173,485)	5,196	(167,869)	10,525
Less: Loss attributable to non-controlling interests	(951)	(85)	(733)	(170)
Net (loss) income attributable to Privia Health Group, Inc.	$(172,534)	$5,281	$(167,136)	$10,695
Net (loss) income per share attributable to Privia Health Group, Inc. stockholders – basic and diluted	$(1.68)	$0.06	$(1.68)	$0.11
Weighted average common shares outstanding – basic and diluted	102,739,033	95,931,549	99,381,053	95,931,549
The accompanying notes are an integral part of these condensed consolidated financial statements.

Privia Health Group, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands except share amounts)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity attributable to Privia Health Group, Inc.	Non-controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2019	95,931,549	$959	$160,375	$(51,122)	$110,212	$(2,756)	$107,456
Stock-based compensation expense	—	—	121	—	121	—	121
Net income	—	—	—	$5,414	5,414	(85)	5,329
Balance at March 31, 2020	95,931,549	$959	$160,496	$(45,708)	$115,747	$(2,841)	$112,906
Stock-based compensation expense	—	—	121	—	121		121
Net income	—	—		5,281	5,281	(85)	5,196
Balance at June 30, 2020	95,931,549	$959	$160,617	$(40,427)	$121,149	$(2,926)	$118,223

Balance at December 31, 2020	95,985,817	$960	$165,666	$(19,878)	$146,748	$(3,096)	$143,652
Stock-based compensation expense	—	—	101	—	101	—	101
Net income	—	—	—	5,398	5,398	218	5,616
Balance at March 31, 2021	95,985,817	$960	$165,767	$(14,480)	$152,247	$(2,878)	$149,369
Issuance of common stock upon closing of initial public offering	9,725,000	97	210,897	—	210,994	—	210,994
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	29,645	—	33	—	33	—	33
Stock-based compensation expense	—	—	202,560	—	202,560	—	202,560
Net loss	—	—	—	(172,534)	(172,534)	(951)	(173,485)
Balance at June 30, 2021	105,740,462	$1,057	$579,257	$(187,014)	$393,300	$(3,829)	$389,471

The accompanying notes are an integral part of these condensed consolidated financial statements.

Privia Health Group, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net (loss) income	$(167,869)	$10,525
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	564	599
Amortization of intangibles	320	321
Amortization of debt issuance costs	77	67
Stock-based compensation	202,661	242
Deferred tax (benefit) provision	(18,209)	1,270
Changes in asset and liabilities:
Accounts receivable	(27,754)	(20,651)
Prepaid expenses and other current assets	(9,112)	(1,541)
Other non-current assets	1,337	2,297
Accounts payable	(810)	2,357
Accrued expenses	(7,275)	(3,937)
Physician and practice liability	24,216	14,012
Other current liabilities	1,531	617
Operating lease liabilities	10,312	—
Other long-term liabilities	(5,262)	512
Net cash provided by in operating activities	4,727	6,690
Cash from investing activities
Purchases of property and equipment	(199)	(379)
Net cash used in investing activities	(199)	(379)
Cash flows from financing activities
Proceeds from initial public offering	223,686	—
Payments of underwriting fees, net of discounts and offering costs	(12,658)	—
Repayment of note payable	(438)	(438)
Proceeds from revolving loan	—	10,000
Net cash provided by financing activities	210,590	9,562
Net increase in cash and cash equivalents	215,118	15,873
Cash and cash equivalents at beginning of period	84,633	46,889
Cash and cash equivalents at end of period	$299,751	$62,762

Supplemental disclosure of cash flow information:
Interest paid	$585	$914
Income taxes paid	$451	$46

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
The Company uses the same operational and financial model in each market. As of June 30, 2021, Privia operates in six markets: 1) the Mid-Atlantic Region (states of Virginia, Maryland and the District of Columbia); 2) the state of Georgia; 3) the Gulf Coast Region (Houston, Texas); 4) North Texas (Dallas/Fort Worth, Texas); 5) Central Florida and 6) the state of Tennessee.
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
Initial Public Offering
On May 3, 2021, the Company closed its initial public offering (“IPO”) of 22,425,000 shares of the Company’s common stock, $0.01 par value per share, at an offering price of $23.00 per share. On May 3, 2021, the Company also sold 4,000,000 shares to an affiliate of Anthem, Inc. (“Anthem”) in a private placement. In aggregate, the shares issued in the offering and Anthem private placement generated gross proceeds of $223.7 million and $211.0 million in net proceeds, which is net of underwriters’ discounts and commissions, and other offering costs.
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
The results of operations for the three and six months ended June 30, 2021, are not indicative of the results to be expected for the full fiscal year ending December 31, 2021. The condensed balance sheet at December 31, 2020, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. In the opinion of management, all adjustments (consisting of only normal and recurring adjustments) considered necessary for a fair statement have been included.
Variable Interest Entities
Management evaluates the Company’s ownership, contractual, and other interests in entities to determine if it has any variable interest in a variable interest entity (“VIE”). These evaluations are complex, involve judgment, and the use of estimates and assumptions based on available historical information, among other factors.
Privia Physicians join the medical group in their geographic market as an owner of such medical group. Certain of our medical groups are majority-owned by the Company (each, an “Owned Medical Group”), with Privia Physicians owning a minority interest, and some medical groups are owned entirely by Privia Physicians (each, a “Non-Owned Medical Group”). The Company evaluated its relationship with Non-Owned Medical Groups and their historic practice entities (the “Affiliated Practices”) as well as its relationship with Affiliated Practices associated with Owned Medical Groups to determine if any of these entities should be subject to consolidation. The Company does not have ownership interest in any Affiliated Practices; nor does the Company have an ownership in Non-Owned Medical Groups. The Physician Member Services Agreement (“PMSA”) and Support Services Agreement (“SSA”) entered by Non-Owned Medical Groups with their Privia Physician members and the Affiliated Practices are not contractual relationships within Privia’s legal structure. The only contractual relationship between Privia and Non-Owned Medical Groups is established through the MSA. Management has determined, based on the provisions of the MSAs between the Company and Non-Owned Medical Groups, and after considering the requirements of Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“ASC 810”), the Company is not required to consolidate the financial position or results of operations of the Affiliated Practices associated with Owned Medical Groups; nor is it required to consolidate the financial position or results of operations of

Non-Owned Medical Groups (and, therefore, the Company is not required to consolidate the Affiliated Practices of the Non-Owned Medical Groups).
Based on the Company’s evaluations, Non-Owned Medical Groups do not represent VIEs. Accordingly, the Company has not consolidated the financial position, results of operations or cash flows of the Non-Owned Medical Groups that are affiliated with the Company by means of a SSA for the six months ended June 30, 2021 and 2020. Each time the Company enters into a new service agreement or enters into a material amendment to an existing service agreement, the Company considers whether the terms of that agreement or amendment would change the elements it considers in accordance with the VIE guidance. The same analysis was performed for the Affiliated Practices of Owned Medical Groups, which have contractual relationships with Privia through SSAs, and the Company determined they do not represent VIEs as they do not meet the criteria in ASC 810.
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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure. On an on-going basis we evaluate significant estimates and assumptions, including, but not limited to, revenue recognition, stock-based compensation, estimated useful lives of assets, intangible assets subject to amortization, and the computation of income taxes. Future events and their effects cannot be predicted with certainty; accordingly, the Company’s accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the financial statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as the Company’s operating environment changes. Management evaluates and updates assumptions and estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.
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

Coronavirus Aid, Relief and Economic Stimulus Act (“CARES Act”)
The current COVID-19 pandemic had an impact on our results of operations, cash flow and financial position for the three and six months ended and as of June 30, 2021, as we experienced lower volumes than anticipated and shifts in the mix of services provided after the onset of the pandemic in the United States. See the Prospectus for additional information on impacts during 2020. We are closely monitoring the impact of the pandemic on all aspects of our business including impacts to employees, customers, patients, suppliers and vendors.

On March 27, 2020, the CARES Act was passed. It is intended to provide economic relief to individuals and businesses affected by the coronavirus pandemic. It also contains provisions related to healthcare providers’ operations and the issues caused by the coronavirus pandemic. The following are significant economic impacts for the Company and its subsidiaries as a result of specific provisions of the CARES Act for the three and six month periods ended June 30, 2021:
•The Company elected to defer its portion of Social Security taxes in 2020, which may be repaid over two years as follows: 50% by the end of 2021 and 50% by the end of 2022. Approximately $1.6 million is recorded in accrued expenses on the balance sheet as of June 30, 2021 related to this deferral and the Company intends to remit payment by the end of 2021; and
•The Company received $13.3 million in grant funds from the Provider Relief Fund under the CARES Act during the three and six months ended June 30, 2020. No funds were received from the Provider Relief Fund under the CARES Act during the three and six months ended June 30, 2021.
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
Significant Accounting Policies
The Company described its significant accounting policies in Note 1 of the notes to condensed consolidated financial statements for the year ended December 31, 2020 in the Prospectus. During the three and six months ended June 30, 2021, there were no significant changes to those accounting policies, other than those policies impacted by the new accounting pronouncements adopted during the period noted below and further described below in “Recently Adopted Accounting Pronouncements.”
Leases
Beginning January 1, 2021, the Company accounts for its leases in accordance with ASU 2016-2, Leases (Topic 842). The Company evaluates whether a contract is or contains a lease at the inception of the contract. Upon lease commencement, which is defined as the date on which a lessor makes the underlying asset available to the Company for use, the Company classifies the lease as either an operating or finance lease. The Company’s leases primarily consist of operating leases for office space in certain states in which we operate. The Company also has operating leases for equipment, which are not significant.
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

Recently Adopted Accounting Pronouncements
The Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), as of January 1, 2021 using the modified retrospective transition approach for leases which existed on that date. Prior comparative periods were not adjusted and continue to be reported in accordance with Accounting Standards Codification (“ASC”) Topic 840, Leases. The Company elected the package of practical expedients that permitted the Company not to reassess the Company’s prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight practical expedient. The adoption of the standard resulted in the recognition of operating right-of-use assets of approximately $6.0 million and operating lease liabilities of approximately $11.3 million. Refer to Note 4 “Leases” for additional details. The difference between the operating lease right-of-use assets and operating lease liabilities resulted from the reclassification of deferred rent. Adoption of the standard did not have a material impact on the consolidated statements of operations or cash flows for the three months and six months ended June 30, 2021. The Company did not recognize a cumulative-effect adjustment to retained earnings upon adoption.
On January 1, 2021, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”), which replaces the incurred loss approach for recognizing credit losses on financial instruments with an expected loss approach. The expected loss approach is subject to management judgments using assessments of incurred credit losses, assessments of current conditions, and forecasts using reasonable and supportable assumptions. The Company adopted the standard using a modified retrospective approach which resulted in no adjustments to the allowance for credit losses and no cumulative-effect adjustment to retained earnings. The Company regularly reviews the adequacy of the allowance for credit losses based on a combination of factors, including historical losses adjusted for current market conditions, the Company's customers' financial condition, delinquency trends, aging behaviors of receivables and credit and liquidity indicators for industry groups, and future market and economic conditions. As of June 30, 2021, the allowance for credit losses was not material.
Recently Issued Accounting Pronouncements Pending Adoption
In March 2020, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12). ASU 2019-12 eliminates certain exceptions related to the approach for intra period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. This guidance is effective for the Company for the year ending December 31, 2022. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2019-12 on its condensed consolidated financial statements.
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

2. Revenue Recognition

The following table presents our revenues disaggregated by source:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in Thousands)	2021	2020	2021	2020
FFS-patient care	$180,821	$131,324	$350,398	$306,194
FFS-administrative services	15,345	13,619	30,756	28,174
Shared savings	18,879	17,097	36,712	33,536
Care management fees (PMPM)	9,374	7,066	17,945	13,296
Other revenue	1,337	14,158	3,552	15,006
Total Revenue	$225,756	$183,264	$439,363	$396,206

Fee-for-service (“FFS”) patient care is primarily generated from third-party payers with which the Company has established contractual billing arrangements. The following table presents the approximate percentages by source of net operating revenue received for healthcare services we provided for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Commercial insurers	67%	68%	68%	68%
Government payers	17%	16%	16%	15%
Patient	16%	16%	16%	17%
	100%	100%	100%	100%
FFS-administrative services revenue is earned through the Company’s MSA with Non-Owned Medical Groups primarily based on a fixed percentage of net collections on patient care generated by those medical groups.
Value Based Care (“VBC”) revenue is generated through per member per month Care management fee (“PMPM”) payments, from payers to provide care coordination services to patients and through shared savings contracts with large commercial payer organizations and the U.S. Federal Government.
Contract Asset
The Company has the following contract assets and unearned revenue:

(Dollars in Thousands)	June 30, 2021	December 31, 2020
Balances for contracts with customers
Accounts receivable	$126,872	$99,118
Unearned revenue	$4,606	$2,759
Unearned Revenue
Unearned revenue is presented on the condensed consolidated balance sheet under other current liabilities and represent payments made to, or due from, customers in advance of our performance. All contracts are less than or equal to twelve months. Changes in the balance of total deferred revenue during the six months ended June 30, 2021 are as follows:

(Dollars in Thousands)	December 31, 2020	Additions	Revenue Recognized	June 30, 2021
Unearned revenue	$2,759	2,724	(877)	$4,606
During the three and six months ended June 30, 2021, the Company recognized approximately $0.5 million and $0.9 million, respectively, of revenue related to amounts unearned as of December 31, 2020.

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

3. Goodwill and Intangible Assets, Net
For the purposes of the goodwill impairment assessment, the Company as a whole is considered to be the reporting unit. The fair value of the reporting unit is estimated using a combination of three approaches, all equally weighted: a) discounted cash flow analysis (income approach), b) fair value of comparable transactions (transaction approach) and c) enterprise value to revenue multiple for comparable companies (market approach). Potential impairment is indicated when the carrying value of a reporting unit exceeds its estimated fair value. The Company’s carrying value of goodwill at June 30, 2021 and December 31, 2020 is approximately $118.7 million. The most recently completed annual impairment test of goodwill was performed as of October 1, 2020 and the fair value of the reporting unit exceeded the carrying value and therefore it was determined that no impairment existed. No indicators of impairment were identified during the six months ended June 30, 2021 and 2020.
A summary of the Company’s intangible assets is as follows:

	June 30, 2021		December 31, 2020
(Dollars in thousands)	Intangible Assets	Accumulated Amortization	Intangible Assets	Accumulated Amortization
Trade names	$4,600	$1,571	$4,600	$1,457
Consumer customer relationships	$2,500	$1,708	$2,500	$1,583
PMG customer relationships	$600	$171	$600	$158
Management Service Agreement (Complete MD)	$2,200	$791	$2,200	$722
	$9,900	$4,241	$9,900	$3,920
Less accumulated amortization	$(4,241)		$(3,920)
Intangible assets, net	$5,659		$5,980
The remaining weighted average life of all amortizable intangible assets is approximately 10.3 years at June 30, 2021.
Amortization expense for intangible assets was approximately $0.2 million for both the three months ended June 30, 2021 and 2020, respectively, and $0.3 million for both the six months ended June 30, 2021 and 2020, respectively.
Estimated amortization expense for the Company’s intangible assets for the following five years is as follows:

(Dollars in Thousands)
Remainder of 2021	$321
2022	643
2023	643
2024	559
2025	393
Thereafter	3,100
Total	$5,659

4. Leases

The Company leases office space under various operating lease agreements. The initial terms of these leases range from 2 to 7 years and generally provide for periodic rent increases and renewal options.

The components of lease expense were as follows (in thousands):

(Dollars in Thousands)	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Operating lease cost	$485	$931

Cash paid for amounts included in the measurement of lease liabilities - operating leases		$1,250
Weighted-average remaining lease term - operating leases		5.06 Years
Weighted-average discount rate - operating leases		3.5%

The aggregate future lease payments for operating leases in the years subsequent to June 30, 2021 are as follows:

(Dollars in Thousands)
Remainder of 2021	$1,087
2022	2,213
2023	2,261
2024	2,274
2025	2,237
Thereafter	1,407
Total future lease payments	11,479
Imputed interest	(992)
Total	$10,487

5.Property and Equipment, Net
A summary of the Company’s property and equipment, net is as follows:

(Dollars in Thousands)	June 30, 2021	December 31, 2020
Furniture and fixtures	$1,073	$1,073
Computer equipment	1,286	1,051
Leasehold improvements	4,827	4,863
	7,186	6,987
Less accumulated depreciation and amortization	(2,737)	(2,173)
Property and equipment, net	$4,449	$4,814
6.Accrued Expenses
Accrued expenses consisted of the following:

(Dollars in Thousands)	June 30, 2021	December 31, 2020
Accrued employee compensation and benefits	$6,560	$6,167
Bonuses payable	5,032	10,418
Other accrued expenses	12,318	14,600
Total accrued expenses	$23,910	$31,185

7. Note Payable
The Company’s note payable consists of the following:

(Dollars in Thousands)	June 30, 2021	December 31, 2020
Note payable	$33,688	$34,125
Less debt issuance costs	(482)	(466)
Less current portion	(1,313)	(875)
Note payable, net	$31,893	$32,784
On November 15, 2019, the Company entered into a Credit Agreement with a third-party financial institution. The debt agreement provides for up to $35.0 million in term loans that mature on November 15, 2024 with interest payable monthly at the lesser of LIBOR plus 2.0% or ABR plus 1.0% payable monthly (3.0% at June 30, 2021), plus up to an additional $10.0 million of financing in the form of a revolving loan. The revolving loan also includes a letter of credit sub-facility in the aggregate availability amount of $2.0 million and a swingline sub-facility in the aggregate availability amount of $2.0 million. The Company borrowed $35.0 million in term loans on November 15, 2019.
During March 2020, the Company borrowed $10.0 million against the revolving loan, which bears interest at the lesser of LIBOR + 2.5% or ABR + 1.5% payable monthly and matures November 15, 2024. These borrowings were repaid in 2020 with $5.0 million repaid in July 2020 and $5.0 million repaid in September 2020. On July 17, 2020, the Company increased its capacity under the revolving loan to $15.0 million. As of June 30, 2021 and December 31, 2020 there were no amounts outstanding under the revolving loan.
Interest expense relating to the note payable and revolving loan was approximately $0.3 million and $0.5 million for the three months ended June 30, 2021 and 2020, respectively, and $0.6 million and $1.0 million for the six months ended June 30, 2021, and 2020, respectively.
Debt issuance costs relating to the term loans of approximately $0.5 million have been capitalized and are being amortized over the life of the loan using the effective interest method. Amortization expense of approximately $0.1 million was recorded for both the six months ended June 30, 2021 and 2020, respectively, and a de minimis amount for both the three months ended June 30, 2021 and 2020, respectively.
Substantially all of the Company’s real and personal property serve as collateral under the above debt arrangements. The Credit Agreement requires the Company to maintain (i) a consolidated fixed charge coverage ratio not less than 1.25 to 1.0, and (ii) a consolidated leverage ratio of no more than 3.5 to 1.0 on June 30, 2021 and December 31, 2020, and 3.0 to 1.0 thereafter.
Annual aggregate principal payments applicable to long-term debt for years subsequent to June 30, 2021 are as follows:

(Dollars in Thousands)
Remainder of 2021	$438
2022	1,750
2023	2,625
2024	28,875
2025	—
Total	$33,688

8. Income Taxes
The Company recorded an income tax (benefit) of $20.0 million and provision of $0.5 million for the three months ended June 30, 2021 and 2020, respectively, and a income tax (benefit) of $18.0 million and provision of $1.2 million for the six months ended June 30, 2021 and 2020, respectively. This represents an estimated annual effective tax rate of 9.7% and 11.1% as of June 30, 2021 and 2020, respectively. The effective tax rate for the three and six month periods ended June 30, 2021 was lower than the statutory rate due to the effect on the pre-tax loss of the non-deductible stock-based compensation expense related to the Company’s IPO. The effective tax rate for the three and six month periods ended June 30, 2020 was lower than the statutory rate due to the recognition of previously valued deferred tax assets offset by amortization expense associated with an indefinite lived intangible asset for tax purposes.

We consider both positive and negative evidence when evaluating the recoverability of our DTAs. The assessment is required to determine whether, based on all available evidence, it is more likely than not (i.e., greater than a 50% probability) that all or some portion of the DTAs will be realized in the future. As of June 30, 2020, the weight of all available positive evidence was not greater than the weight of all negative evidence and the valuation allowance remained against the deferred tax asset balance. As of June 30, 2021, there is no longer a valuation allowance against the deferred tax asset balance due to positive evidence outweighing the negative evidence.
9. Stockholders’ Equity
Anthem Private Placement
On May 3, 2021, concurrent with the closing of its IPO, the Company issued and sold, 4,000,000 shares of common stock, par value $0.01 per share, of the Company for an aggregate purchase price of $92 million (the “Private Placement”), or $23.00 per share, in a private placement to an affiliate of Anthem. As of May 3, 2021, Anthem holds approximately 3.9% of the issued and outstanding common stock of the Company. The securities issued to the Investor in the Private Placement were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.
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
Effective August 11, 2016, the PH Group Option Plan was transferred to its parent and became the PH Group Parent Corp. Stock Option Plan (the “PH Parent Option Plan” or “Prior Plan”). All other terms in the PH Group Option Plan remained unchanged in the PH Parent Option Plan at the effective date of the transfer.
Effective August 28, 2018, the PH Parent Option Plan was amended and restated to increase the aggregate number of shares of common stock for which options may be granted from 4,229,850 shares to 18,985,846 shares.
On April 1, 2021, contingent on the consummation of the IPO, the Board of Directors approved a modification to the PH Group Parent Corp. Stock Option Plan of the vesting conditions of certain outstanding stock option grants to certain employees and consultants. The modification accelerated by one year any time vested option that were not previously 100% vested and modified the vesting condition of the performance based options to vest 60% at IPO, 20% 12 months after IPO and 20% 18 months after the IPO. The modification also accelerated the CEO’s time based options by an additional four months such that 100% of his time based options are vested. We recognized stock-based compensation of $195.1 million in the second quarter of 2021 related to these modifications and we expect to recognize an additional $89.9 million of additional stock compensation expense over the eighteen months following the completion of the IPO.

2021 Omnibus Incentive Plan

On April 6, 2021, the Company approved the Privia Health Group, Inc. 2021 Omnibus Incentive Plan (the “Plan”) which permits awards up to 10,278,581 shares of the Company’s common stock. The Plan also allows for an automatic increase on the first day of each fiscal year following the effective date of the Plan by an amount equal to the lesser of (i) 5% of outstanding shares on December 31 of the immediately preceding fiscal year or (ii) such number of shares as determined by the Company’s Compensation Committee in its discretion. The Plan provides for the granting of stock options at a price equal to at least 100% of the fair market value of the Company’s common stock as of the date of grant. The Plan also provides for the granting of Stock Appreciation Rights, Restricted Stock, Restricted Stock Units (“RSU’s”), Performance Awards and other cash-based or other stock-based awards, all which must be granted at not less than the fair market value of the Company’s common stock as of the date of grant. Participants in the Plan may include employees, consultants, other service providers and non-employee directors. On the effective date of the IPO, the Company issued 1,183,871 restricted stock units at the offering price and 3,683,217 options, with an exercise price equal to the offering price. These issuances are expected to generate stock-based compensation expense of $62.3 million to be recognized over the next four years starting on the effective date of the IPO as both the restricted stock units and stock options vest. The 2021 Plan is intended as the successor to and continuation of the PH Parent Option Plan. No additional stock awards will be granted under the Prior Plan.
2021 Employee Stock Purchase Plan
In April 2021, the Company’s Board of Directors approved the Company’s 2021 Employee Stock Purchase Plan (“2021 ESPP”). The 2021 ESPP became effective upon the execution of the underwriting agreement for the Company’s IPO in April 2021. Per the Plan, shares may be newly issued shares, treasury shares or shares acquired on the open market. The Compensation Committee may elect to increase the total number of Shares available for purchase under the Plan as of the first day of each Company fiscal year following the Effective Date in an amount equal to up to one percent (1%) of the shares issued and outstanding on the immediately preceding December 31; provided that the maximum number of shares that may be issued under the Plan in any event shall be 10,278,581 shares. As of the IPO, the Company has reserved 1,027,858 shares of common stock for issuance under the 2021 ESPP.
Stock option activity
The following table summarizes stock option activity under the Prior Plan and Plan:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Life
Balance at December 31, 2020	18,300,959	2.01	0.34	7.82
Granted	3,683,217	23.00	9.51
Exercised	(16,601)	2.00	0.32
Forfeited	(102,454)	2.32	0.53
Balance at June 30, 2021	21,865,121	$5.55	1.88	7.74
Exercisable at June 30, 2021	12,218,540	$2.18	0.43	7.56
RSU Activity

The following table summarizes the RSU activity under the 2021 Plan:

	Number of Shares	Grant Date Fair Value
Unvested and outstanding at December 31, 2020	—	—
Granted	1,187,815	$23.07
Vested	(13,044)	$23.00
Forfeited	(236)	$23.00
Unvested and outstanding at June 30, 2021	1,174,535	$23.07

Stock-based compensation expense
Total stock-based compensation expense for the three months ended June 30, 2021 and 2020, was approximately $202.6 million and $0.1 million, respectively, and $202.7 million and $0.2 million for the six months ended June 30, 2021 and 2020, respectively. At June 30, 2021, there was approximately $144.8 million of unrecognized stock-based compensation expense related to unvested options and RSUs, net of forfeitures, that is expected to be recognized over a weighted-average period of 1.1 years.
Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in Thousands)	2021	2020	2021	2020
Cost of platform	$36,040	$—	$36,040	$—
Sales and marketing	7,694	—	7,694	—
General and administrative	158,826	121	158,926	242
Total stock-based compensation	$202,560	$121	$202,660	$242

10. Related-Party Transactions
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
11. Commitments and Contingencies
There are no material commitments and contingencies as of June 30, 2021.
12. Concentrations of Credit Risk
Our financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. While our cash and cash equivalents are managed by reputable financial institutions, the Company’s cash balances with the individual institutions may at times exceed the federally insured limits. At June 30, 2021, substantially all of the Company’s cash and cash equivalents were held at two financial institutions. The Company believes these financial institutions are financially sound and that minimal credit risk exists.
The Company receives payment for medical services provided to patients by its physicians through contracts with payers. Six payers within the network accounted for approximately 74% and 81% of such payments for the three month periods ended June 30, 2021 and 2020, respectively, and 74% and 81% for the six month periods ended June 30, 2021 and 2020, respectively. The Company evaluates accounts receivable to determine if they will ultimately be collected. In performing this evaluation, significant judgments and estimates are involved, such as past experience, credit quality, age of the receivable balance and current economic conditions that may affect ability to pay. As of June 30, 2021 and December 31, 2020, the Company had six payers within the network that made up approximately 71% and 70% of accounts receivable, respectively.
13. Net (Loss) Income Per Share
A reconciliation of net (loss) income available to common shareholders and the number of shares in the calculation of basic and diluted earnings (loss) income per share was calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except for share and per share amounts)	2021	2020	2021	2020
Net (loss) income attributable to Privia Health Group, Inc. common stockholders	$(172,534)	$5,281	$(167,136)	$10,695
Weighted average common shares outstanding - basic and diluted	102,739,033	95,931,549	99,381,053	95,931,549
Earnings per share attributable to Privia Health Group, Inc. common stockholders – basic and diluted	$(1.68)	$0.06	$(1.68)	$0.11

The treasury stock method is used to consider the effect of the potentially dilutive stock options. The following weighted-average outstanding shares of potentially dilutive securities were excluded from computation of diluted loss per share attributable to common shareholders for the period presented because including them would have been antidilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Potentially dilutive stock options and RSUs to purchase common shares	20,631,283	17,749,804	20,670,308	17,774,841
Total potentially dilutive shares	20,631,283	17,749,804	20,670,308	17,774,841
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
The Company defines its CODM as its Chief Executive Officer, who regularly reviews financial operating results on a consolidated basis for purposes of allocating resources and evaluating financial performance. Although the Company derives its revenues from a number of different geographic regions, the Company neither allocates resources based on the operating results from the individual regions, nor manages each individual region as a separate business unit. The Company’s CODM manages the operations on a consolidated basis to make decisions about overall corporate resource allocation and to assess overall corporate profitability. As of June 30, 2021 and 2020, all of the Company’s long-lived assets were located in the United States and all revenue was earned in the United States.

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
GAAP Financial Measures
•    Revenue was $225.8 million and $183.3 million for the three months ended June 30, 2021 and 2020, respectively, and $439.4 million and $396.2 million for the six months ended June 30, 2021 and 2020, respectively.
•    Operating (loss) income was $(193.2) million and $6.2 million for the three months ended June 30, 2021 and 2020, respectively; and $(185.3) million and $12.7 million for the six months ended June 30, 2021 and 2020, respectively; and
•    Net (loss) income attributable to Privia Health Group, Inc. was $(172.5) million and $5.3 million, for the three months ended June 30, 2021 and 2020, respectively, and $(167.1) million and $10.7 million for the six months ended June 30, 2021 and 2020, respectively.

Key Metrics and Non-GAAP Financial Measures
•    Practice Collections was $367.2 million and $281.7 million for the three months ended June 30, 2021 and 2020, respectively, and $711.3 million and $609.1 million for the six months ended June 30, 2021 and 2020, respectively;
•    Care Margin was $55.8 million and $41.7 million for the three months ended June 30, 2021 and 2020, respectively, and $108.3 million and $89.6 million for the six months ended June 30, 2021 and 2020, respectively;
•    Platform Contribution was $23.1 million and $17.4 million for the three months ended June 30, 2021 and 2020, respectively, and $48.7 million and $37.7 million for the six months ended June 30, 2021 and 2020, respectively;
•    Adjusted EBITDA was $10.0 million and $7.0 million for the three months ended June 30, 2021 and 2020, respectively, and $20.0 million and $14.1 million for the six months ended June 30, 2021 and 2020, respectively.

See “Key Metrics and Non-GAAP Financial Measures” for more information as to how we define and calculate Implemented Providers, Attributed lives, Practice Collections, Care Margin, Platform Contribution, Platform Contribution Margin, Adjusted EBITDA and Adjusted EBITDA Margin, and for a reconciliation of income from operations, the most comparable GAAP measure, to Care Margin, income from operations, the most comparable GAAP measure, to Platform Contribution, and net (loss) income, the most comparable GAAP measure, to Adjusted EBITDA.
The COVID-19 Pandemic and the Coronavirus Aid, Relief and Economic Stimulus Act (“CARES Act”)
The current COVID-19 pandemic had an impact on our results of operations, cash flow and financial position for the three and six months ended and as of June 30, 2021 and 2020, as we experienced lower volumes than anticipated and shifts in the mix of services provided after the onset of the pandemic in the United States. See the Prospectus for additional information on impacts during 2020. We are closely monitoring the impact of the pandemic on all aspects of our business including impacts to employees, customers, patients, suppliers and vendors.

On March 27, 2020, the CARES Act was passed. It is intended to provide economic relief to individuals and businesses affected by the coronavirus pandemic. It also contains provisions related to healthcare providers’ operations and the issues caused by the coronavirus pandemic. The following are significant economic impacts for the Company and its subsidiaries as a result of specific provisions of the CARES Act for the three and six month periods ended June 30, 2021:
•The Company elected to defer its portion of Social Security taxes in 2020, which may be repaid over two years as follows: 50% by the end of 2021 and 50% by the end of 2022. Approximately $1.6 million is recorded in accrued expenses on the balance sheet as of June 30, 2021 related to this deferral and the Company intends to remit payment by the end of 2021; and
•The Company received $13.3 million in grant funds from the Provider Relief Fund under the CARES Act during the three and six months ended June 30, 2020. No funds were received from the Provider Relief Fund under the CARES Act during the three and six months ended June 30, 2021.
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
FFS Revenue
We generate FFS-patient care revenue when we collect reimbursements for FFS medical services provided by Privia Providers. Our agreements with our providers have a multi-year term length and we have historically experienced a 95% provider retention rate, both of which lead to a highly predictable and recurring revenue model. Our FFS contracts with payer partners typically contain annual rate inflators and enhanced commercial FFS rates given our scale in each of our markets. As a result of receiving these rate inflators and enhancements, if we continue to be successful in expanding our provider base, we expect revenue will grow year-over-year in absolute dollars. In addition, in our FFS-patient care revenue, we include collections generated from ancillary services such as clinical laboratory, imaging and pharmacy operations. We also generate FFS-administrative services revenue by providing administration and management services to medical groups which are not owned or consolidated by us. FFS-patient care revenue represented 80.1%, and 71.7% of total revenue for the three months ended June 30, 2021 and 2020, respectively, and 79.8% and 77.3% for the six months ended June 30, 2021 and 2020, respectively. FFS-administrative services revenue represented 6.8% and 7.4% of total revenue for the three months ended June 30, 2021 and 2020, respectively, and 7.0% and 7.1% for the six months ended June 30, 2021 and 2020, respectively.
VBC Revenue
Over time, we create incremental value for our provider partners by enabling them to succeed in VBC arrangements. We generate VBC revenue when our providers are reimbursed through traditional FFS Medicare, MSSP, Medicare Advantage, commercial payers and other existing and emerging direct payer and employer contracting programs. The revenue is primarily collected in the form of (i) PMPM care management fees to cover costs of services typically not reimbursed under traditional FFS payment models, including population management, care coordination, advanced technology and analytics, and (ii) shared savings earned based on improved quality and lower cost of care for our attributed patients in VBC arrangements. VBC revenue represented 12.5% and 13.2% of total revenue for the three months ended June 30, 2021 and 2020, respectively, and 12.4% and 11.8% for the six months ended June 30, 2021 and 2020, respectively. We expect VBC revenue to continue to increase as a percentage of total revenue as we grow total Attributed Lives under management as well as increase risk levels undertaken across value-based arrangements.
Other Revenue
The remainder of our revenue is derived from leveraging our existing base of providers and patients to deliver value-oriented services such as virtual visits, virtual scribes and coding, clinical trials, behavioral health management, and partnerships with self-insured employers to offer direct primary care to their employees. Other revenue represented 0.6% and 7.7% of total revenue for the three months ended June 30, 2021 and 2020, respectively, and 0.8% and 3.8% for the six months ended June 30, 2021 and 2020, respectively. Provider Relief Funds under the CARES Act have been recorded within other revenue on the statement of operation for the three and six months ended June 30, 2020.
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
Key Metrics

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Implemented Providers (as of end of period)	2,692	2,531	2,692	2,531
Attributed Lives (in thousands) (as of end of period)	739	749	739	749
Practice Collections (1) ($ in millions)	$367.2	$281.7	$711.3	$609.1
(1) We define Practice Collections as the total collections from all practices in all markets and all sources of reimbursement (FFS, VBC and other) that we receive for delivering care and providing our platform and associated services. Practice Collections differ from revenue by including collections from Non-Owned Medical Groups.
Implemented Providers
We define Implemented Providers as the total of all service professionals on Privia Health’s platform at the end of a given period who are credentialed by Privia Health and bill for medical services, in both Owned and Non-Owned Medical Groups during that period. This includes, but is not limited to, physicians, physician assistants, and nurse practitioners. We believe that growth in the number of Implemented Providers is a key indicator of the performance of our business and expected revenue growth. This growth depends, in part, on our ability to successfully add new practices in existing markets and expand into new markets. The number of Implemented Providers increased 6.4% during the three and six months ended June 30, 2021 when compared to the same periods in 2020, due to organic growth in our healthcare delivery business.

Attributed Lives
We define Attributed Lives as any patient that a payer deems attributed to Privia, in both Owned and Non-Owned Medical Groups, to deliver care as part of a VBC arrangement. We define our Attributed Lives as patients who have selected one of our owned or Non-Owned Medical Groups as their provider of primary care services as of the end of a particular period. The number of Attributed Lives is an important measure that impacts the amount of VBC revenue we receive. While overall Attributed Lives decreased 1.3% between June 30, 2021 and 2020, Attributed Lives in government value-based programs increased by 9.8% and commercial value-based programs decreased by 7.2%.
Practice Collections
We define Practice Collections as the total collections from all practices in all markets and all sources of reimbursement (FFS, VBC and other) that we receive for delivering care and providing our platform and associated services. Practice Collections differ from revenue by adding collections from Non-Owned Medical Groups. Practice Collections increased 30.3% for the three months ended June 30, 2021 when compared to the same periods in 2020 and increased 16.8% for the six months ended June 30, 2021 when compared to the same period in 2020 due to organic growth of our healthcare delivery business.
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(amounts in thousands, except for percentages)	2021	2020	2021	2020
Care Margin [1] ($)	$55,819	$41,743	$108,313	$89,579
Platform Contribution [1] ($)	$23,128	$17,412	$48,660	$37,687
Platform Contribution Margin [1] (%)	41.4%	41.7%	44.9%	42.1%
Adjusted EBITDA [1] ($)	$10,036	$7,016	$19,983	$14,071
Adjusted EBITDA Margin [1] (%)	18.0%	16.8%	18.4%	15.7%
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

Care Margin
We define Care Margin as total revenue less the sum of physician and practice expense. Our Care Margin generated from FFS revenue is contractual and recurring in nature, and primarily based on an individually negotiated percentage of collections for each practice that joins Privia. Our Care Margin generated from VBC revenue is based on a percentage of care management fees and shared savings collected. We view Care Margin as all of the dollars available for us to manage our business, including providing administrative support to our practices, investing in sales and marketing to attract new providers to the Privia Platform, and supporting the organization through our corporate infrastructure. We expect Care Margin will grow year-over-year in absolute dollars as we continue to expand our provider base. We would also expect our care management and shared savings economics in our VBC arrangements to improve on a per patient basis as we manage towards lower total cost of care for our Attributed Lives and move towards higher risk VBC arrangements over time. Care Margin increased 33.7% for the three months ended June 30, 2021 when compared to the same period in 2020 and 20.9% for the six months ended June 30, 2021 when compared to the same period in 2020 due to organic growth of our medical practice business.

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

The following table provides a reconciliation of operating (loss) income, the most closely comparable GAAP financial measure, to Care Margin. For the three months ended June 30, 2021, Cost of platform included $36.0 million of stock-based compensation expense, Sales and marketing included $7.7 million of stock-based compensation expense, and general and administrative included $158.8 million of stock-based compensation expense. $195.1 million of this stock-based compensation expense was recognized for the modification of outstanding options in connection with our IPO.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited and amounts in thousands)	2021	2020	2021	2020
Operating (loss) income	$(193,187)	$6,179	$(185,280)	$12,675
Depreciation and amortization	440	594	885	932
General and administrative	168,657	8,419	182,653	19,408
Sales and marketing	11,178	2,220	14,362	4,672
Cost of platform	68,731	24,331	95,693	51,892
Care margin	$55,819	$41,743	$108,313	$89,579
Platform Contribution
We define Platform Contribution as total revenue less the sum of (i) physician and practice expense, (ii) cost of platform and (iii) stock-based compensation expense included in Cost of platform. The following table provides a reconciliation of operating income, the most closely comparable GAAP financial measure, to Platform Contribution. For the three months ended June 30, 2021, Sales and marketing included $7.7 million of stock-based compensation expense, and general and administrative included $158.9 million of stock-based compensation expense, and $36.0 million of stock-based compensation from to Cost of Platform. $195.1 million of this stock-based compensation expense was recognized for the modification of outstanding options in connection with our IPO.We consider platform contribution to be an important measure to monitor our performance, specific to pricing of our services, direct costs of delivering care, and cost of our platform and associated services. As a provider spends a longer time on the Privia Platform, we expect the Platform Contribution from that provider to increase both in terms of absolute dollars as well as a percent of Care Margin. We expect that this increase will be driven by improving per provider revenue economics over time as well as our ability to generate operating leverage on our in-market infrastructure costs. Platform Contribution increased 32.8% for the three months ended June 30, 2021 when compared to the same period in 2020 and increased 29.1% for the six months ended June 30, 2021 when compared to the same period in 2020 due to organic growth of our medical practice business.
Platform Contribution Margin
We define Platform Contribution (as defined above) as a percentage of Care Margin. We consider Platform Contribution Margin to be an important measure to monitor our performance, specific to pricing of our services, direct costs of delivering care, and cost of our platform and associated services. As a provider spends a longer time on the Privia Platform, we expect the Platform Contribution from that provider to increase both in terms of absolute dollars as well as a percent of Care Margin. We expect that this increase will be driven by improving per provider revenue economics over time as well as our ability to generate operating leverage on our in-market infrastructure costs. Platform Contribution Margin was 41.4% for three months ended June 30, 2021 compared to 41.7% during the same period in 2020 and 44.9% for the six months ended June 30, 2021 an increase from 42.1% during the same period in 2020 as we continue to make strategic investments to provide better service to both our patients and physicians at a pace slower than the increase in revenue.
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

The following table provides a reconciliation of operating income, the most closely comparable GAAP financial measure, to platform contribution:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited and amounts in thousands)	2021	2020	2021	2020
Operating (loss) income	$(193,187)	$6,179	$(185,280)	$12,675
Depreciation and amortization	440	594	885	932
General and administrative	168,657	8,419	182,653	19,408
Sales and marketing	11,178	2,220	14,362	4,672
Stock-based compensation(1)	$36,040	$—	$36,040	$—
Platform contribution	$23,128	$17,412	$48,660	$37,687
(1) Amount represents stock-based compensation expense included under Cost of Platform.
Adjusted EBITDA
We define Adjusted EBITDA as net (loss) income excluding interest income, interest expense, minority interest expense / income, depreciation and amortization, stock-based compensation, severance, other one time or non-recurring expenses and the provision for income taxes. We include Adjusted EBITDA because it is an important measure on which our management assesses and believes investors should assess our operating performance. We consider Adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis. Adjusted EBITDA has limitations as an analytical tool including: (i) Adjusted EBITDA does not reflect the impact of stock-based compensation expense or the impact of withholding shares of outstanding common stock upon vesting, and (ii) Adjusted EBITDA does not reflect interest expense on our debt or the cash requirements necessary to service interest or principal payments. Adjusted EBITDA increased 43.0% for the three months ended June 30, 2021, when compared to the same period in 2020, and 42.0% for the six months ended June 30, 2021, when compared to the same period in 2020 due to organic growth of our medical practice business.
Adjusted EBITDA Margin
We define Adjusted EBITDA Margin as net (loss) income excluding interest income, interest expense, minority interest expense/income, depreciation and amortization, stock-based compensation, severance, other one time or non-recurring expenses and the provision for income taxes calculated as a percentage of Care Margin. We included Adjusted EBITDA Margin because it is an important measure on which our management assesses and believes investors should assess our operating performance. We consider Adjusted EBITDA Margin to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis. Adjusted EBITDA Margin was 18.0% for three months ended June 30, 2021 an increase from 16.8% for the same period in 2020 and 18.4% for the six months ended June 30, 2021 an increase from 15.7% for the same period in 2020 due to of organic growth of our medical practice business.
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

The following table provides a reconciliation of net (loss) income attributable to the Company, the most closely comparable GAAP financial measure, to Adjusted EBITDA:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited and amounts in thousands)	2021	2020	2021	2020

Net (loss) income	$(172,534)	$5,281	$(167,136)	$10,695
Net loss attributable to non-controlling interests	(951)	(85)	(733)	(170)
Provision for income taxes	(20,004)	474	(18,004)	1,174
Interest expense	302	509	593	976
Depreciation and amortization	440	594	885	932
Stock-based compensation	202,560	121	202,661	242
Other expenses(1)	223	122	1,717	222
Adjusted EBITDA	$10,036	$7,016	$19,983	$14,071

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

Cost of platform
Third-party EMR and practice management software expenses are paid on a percentage of revenue basis, while we pay most of the costs of our platform on a variable basis related to the number of implemented physicians we service. In addition, expenses contain stock-based compensation related to employees that provide Cost of platform services. Software development costs that do not meet capitalization criteria are expensed as incurred. As we continue to grow, we expect the cost of platform to continue to grow at a rate slower than the revenue growth rate.
Sales and marketing
Sales and marketing expenses consist of employee-related expenses, including salaries, commissions, stock-based compensation, and employee benefits costs, for all of our employees engaged in marketing, sales, community outreach, and sales support. In addition, sales and marketing expenses also include central and community-based advertising to generate greater awareness, engagement, and retention among our current and prospective patients as well as the infrastructure required to support all of our marketing efforts.
General and administrative
Corporate, general and administrative expenses include employee-related expenses, including salaries and related costs and stock-based compensation, technology infrastructure, occupancy costs, operations, clinical and quality support, finance, legal, human resources, and development departments. We expect our general and administrative expenses to increase over time following the IPO due to the additional legal, accounting, insurance, investor relations and other costs that we will incur as a public company, as well as other costs associated with continuing to grow our business. However, we anticipate general and administrative expenses to decrease as a percentage of revenue over the long term, although they may fluctuate as a percentage of revenue from period to period due to the timing and amount of these expenses.
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

Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the three and six months ended June 30, 2021 and 2020.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021	2020	Change ($)	Change (%)	2021	2020	Change ($)	Change (%)
(in thousands)
Revenue	$225,756	$183,264	$42,492	23.2%	$439,363	$396,206	$43,157	10.9%
Operating expenses:
Physician and practice expense	169,937	141,521	28,416	20.1%	331,050	306,627	24,423	8.0%
Cost of platform	68,731	24,331	44,400	182.5%	95,693	51,892	43,801	84.4%
Sales and marketing	11,178	2,220	8,958	403.5%	14,362	4,672	9,690	207.4%
General and administrative	168,657	8,419	160,238	1903.3%	182,653	19,408	163,245	841.1%
Depreciation and amortization	440	594	(154)	(25.9)%	885	932	(47)	(5.0)%
Total operating expenses	418,943	177,085	241,858	136.6%	624,643	383,531	241,112	62.9%
Operating (loss) income	(193,187)	6,179	(199,366)	(3226.5)%	(185,280)	12,675	(197,955)	(1561.8)%
Interest expense	302	509	(207)	(40.7)%	593	976	(383)	(39.2)%
(Loss) income before (benefit from) provision for income taxes	(193,489)	5,670	(199,159)	(3512.5)%	(185,873)	11,699	(197,572)	(1688.8)%
(Benefit from) Provision for income taxes	(20,004)	474	(20,478)	(4320.3)%	(18,004)	1,174	(19,178)	(1633.6)%
Net (loss) income	(173,485)	5,196	(178,681)	(3438.8)%	(167,869)	10,525	(178,394)	(1695.0)%
Less: Loss attributable to non-controlling interests	(951)	(85)	(866)	1018.8%	(733)	(170)	(563)	331.2%
Net (loss) income attributable to Privia Health Group, Inc.	$(172,534)	$5,281	$(177,815)	(3367.1)%	$(167,136)	$10,695	$(177,831)	(1662.7)%

Revenue
The following table presents our revenues disaggregated by source:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(Dollars in Thousands)	2021	2020	Change ($)	Change (%)	2021	2020	Change ($)	Change (%)
FFS-patient care	$180,821	$131,324	$49,497	37.7%	$350,398	$306,194	$44,204	14.4%
FFS-administrative services	15,345	13,619	1,726	12.7%	30,756	28,174	2,582	9.2%
Shared savings	18,879	17,097	1,782	10.4%	36,712	33,536	3,176	9.5%
Care management fees (PMPM)	9,374	7,066	2,308	32.7%	17,945	13,296	4,649	35.0%
Other revenue	1,337	14,158	(12,821)	(90.6)%	3,552	15,006	(11,454)	(76.3)%
Total Revenue	$225,756	$183,264	$42,492	23.2%	$439,363	$396,206	$43,157	10.9%
Three months ended June 30, 2021 and 2020.
Revenue was $225.8 million for the three months ended June 30, 2021, an increase of $42.5 million or 23.2%, compared to $183.3 million for the three months ended June 30, 2020. Key drivers of this revenue growth were FFS–patient care revenue which increased $49.5 million or 37.7%, care management fees (PMPM), which increased $2.3 million or 32.7%, shared savings revenue, which increased $1.8 million or 10.4%, and FFS-administrative services which increased $1.7 million or 12.7%, partially offset by a decrease in other revenue of $12.8 million or (90.6)%.
Growth in FFS-patient care revenue and FFS-administrative services was primarily attributed to an increase in visit volumes as COVID-19 restrictions, including temporary lockdowns, were lifted in certain states as well as the addition of new providers. As of

June 30, 2021, we had 2,692 implemented providers compared to 2,531 in June 30, 2020, an increase of 6.4%. Care management fees (PMPM) growth was due mainly to an increase in the total number of VBC contracts that include the payment of care management fees and an increase in Attributed Lives in government programs. Shared savings growth was mainly due to an increase in Attributed Lives in government programs. The decrease in other revenue was driven by the grant funds received as part of the CARES Act Provider Relief Fund in 2020 as additional funds were not received in 2021 as part of the CARES Act Provider Relief Fund.
Six months ended June 30, 2021 and 2020.
Revenue was $439.4 million for the six months ended June 30, 2021, an increase of $43.2 million or 10.9% compared to $396.2 million for the six months ended June 30, 2020. Key drivers of this revenue growth were FFS–patient care revenue which increased $44.2 million or 14.4%, care management fees (PMPM), which increased $4.6 million or 35.0%, shared savings revenue, which increased $3.2 million or 9.5%, and FFS-administrative services which increased $2.6 million or 9.2%, partially offset by a decrease in other revenue of $11.5 million or 76.3%.
Growth in FFS - patient care revenue was mainly attributed to an increase in visit volumes as COVID-19 restrictions are lifted in certain states as well as the addition of new providers. Care management fees (PMPM) growth was due mainly to an increase in the total number of VBC contracts that include the payment of care management fees and an increase in Attributed Lives in government programs. Shared savings growth was mainly due to more Attributed Lives in government programs. Growth in FFS - administrative services revenue was due mainly to easing of COVID-19 restriction in addition to the ramp up of the Florida and Tennessee markets. The decrease in other revenue was driven by the grant funds received as part of the CARES Act Provider Relief Fund in 2020 as additional funds were not received in 2021 as part of the CARES Act Provider Relief Fund partially offset by increases in virtual health services, behavior health, and clinical research.
Operating Expenses

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(Dollars in Thousands)	2021	2020	Change ($)	Change (%)	2021	2020	Change ($)	Change (%)
Operating Expenses:
Physician and practice expense	$169,937	$141,521	$28,416	20.1%	$331,050	$306,627	$24,423	8.0%
Cost of platform	68,731	24,331	44,400	182.5%	95,693	51,892	43,801	84.4%
Sales and marketing	11,178	2,220	8,958	403.5%	14,362	4,672	9,690	207.4%
General and administrative	168,657	8,419	160,238	1903.3%	182,653	19,408	163,245	841.1%
Depreciation and amortization expense	440	594	(154)	(25.9)%	885	932	(47)	(5.0)%
Total operating expenses	$418,943	$177,085	$241,858	136.6%	$624,643	$383,531	$241,112	62.9%
Physician and practice expenses
Physician expenses were $169.9 million for the three months ended June 30, 2021, an increase of $28.4 million, or 20.1%, compared to $141.5 million for the three months ended June 30, 2020. This increase was driven primarily by higher FFS-patient care revenue and growth in Implemented Providers partially offset by a decrease in grant expense.
Physician expenses were $331.1 million for the six months ended June 30, 2021, an increase of $24.4 million or 8.0%, compared to $306.6 million for the six months ended June 30, 2020. This increase was driven primarily by higher FFS-patient care revenue and growth in Implemented Providers partially offset by a decrease in grant expense.
Cost of platform
Cost of platform expenses were $68.7 million for the three months ended June 30, 2021, an increase of $44.4 million, or 182.5%, compared to $24.3 million for the three months ended June 30, 2020. This increase was primarily driven by the recognition of $36.0 million of stock-based compensation expense related to the modification of vesting terms of options in connection with the Company’s IPO and increased investment in salaries and benefits of $1.2 million as we continue to grow.
Cost of platform expenses were $95.7 million for the six months ended June 30, 2021, an increase of $43.8 million, or 84.4% compared to $51.9 million for the six months ended June 30, 2020. This increase was primarily driven by the recognition of $36.0 million of stock-based compensation expense related to the modification of vesting terms of options in connection with the Company’s IPO and increased investment in salaries and benefits of $3.9 million as we continue to grow.

Sales and marketing
Sales and marketing expenses were $11.2 million for the three months ended June 30, 2021, an increase of $9.0 million, or 403.5%, compared to $2.2 million for the three months ended June 30, 2020. This increase was driven primarily by the recognition of $7.7 million of stock-based compensation expense related to the modification of vesting terms of options in connection with the Company’s IPO.
Sales and marketing expenses were $14.4 million for the six months ended June 30, 2021, an increase of $9.7 million, or 207.4%, compared to $4.7 million for the six months ended June 30, 2020. This increase was primarily driven by the recognition of $7.7 million of stock-based compensation expense related to the modification of vesting terms of options in connection with the Company’s IPO.
General and administrative
General and administrative expenses was $168.7 million for the three months ended June 30, 2021, an increase of $160.2 million, or 1903.3%, compared to $8.4 million for the six months ended June 30, 2020. The increase was primarily driven by the recognition of $158.9 million of stock-based compensation expense related to the modification of vesting terms of option in connection with the Company’s IPO and an increase of $0.2 million in consulting services primarily related to the Company’s IPO.
General and administrative expenses were $182.7 million for the six months ended June 30, 2021, an increase of $163.2 million, or 841.1%, compared to $19.4 million for the six months ended June 30, 2020. This increase was primarily driven by the recognition of $158.9 million of stock-based compensation expense related to the modification of vesting terms of options in connection with the Company’s IPO and an increase of $1.6 million in consulting services primarily related to the Company’s IPO.
Depreciation and amortization expense
Depreciation and amortization expenses was $0.4 million for the three months ended June 30, 2021, a decrease of $0.2 million or 25.9%, compared to $0.6 million for the same periods in 2020. The decrease is primarily related to various immaterial items.
Depreciation and amortization expenses remained relatively consistent for the six months ended June 30, 2021 as compared to the same periods in 2020.
Interest expense
Interest expense was $0.3 million for the three months ended June 30, 2021, a decrease of $0.2 million, or 40.7%, compared to $0.5 million for the same period in 2020. The decrease was primarily driven by the repayment of a note payable to related parties in 2020.
Interest expense was $0.6 million for the six months ended June 30, 2021, a decrease of $0.4 million, or 39.2%, compared to $1.0 million for the six months ended June 30, 2020. The decrease was primarily driven by the repayment of a note payable to related parties in 2020.
(Benefit from) Provision for income taxes
The benefit from income taxes of $20.0 million for the three months ended June 30, 2021 increased $20.5 million when compared to the provision for income taxes of $0.5 million for the same period in 2020. The expense for the three months ended June 30, 2020 is primarily related to an increase in the deferred tax liability related to the tax amortization of an indefinite live intangible with the remaining net deferred tax asset balances fully offset with a valuation allowance. The benefit for the three months ended June 30, 2021 is primarily the result of the pre-tax loss offset by the non-deductible stock-based compensation expense related to the modification of vesting terms of options in connection with the Company’s IPO.
The benefit from income taxes of $18.0 million for the six months ended June 30, 2021 increased $19.2 million when compared to the provision for income taxes of $1.2 million for the same period in 2020. The provision for the six months ended June 30, 2020 is primarily related to an increase in the deferred tax liability related to the tax amortization of an indefinite live intangible with the remaining net deferred tax asset balances fully offset with a valuation allowance. The benefit for the six months ended June 30, 2021 is primarily the result of the pre-tax loss offset by the non-deductible stock-based compensation expense related to the modification of vesting terms of options in connection with the Company’s IPO.
Net loss attributable to non-controlling interests
Net loss attributable to non-controlling interests was $1.0 million for the three months ended June 30, 2021, an increase of $0.9 million, compared to $0.1 million for the same period in 2020 and is primarily due to an increase in net loss before non-controlling interest.
Net loss attributable to non-controlling interests was $0.7 million for the six months ended June 30, 2021, an increase of $0.5 million, compared to $0.2 million for the same period in 2020 and is primarily due to an increase in net loss before non-controlling interest.

Liquidity and Capital Resources
General
To date, we have financed our operations principally through sale of our equity, payments received from various payers and through the issuance of a note payable to a third-party financial institution. As of June 30, 2021, we had cash and cash equivalents of $299.8 million. We received $211.0 million of net proceeds received from the Company’s IPO and Anthem private placement on May 3, 2021. Our cash and cash equivalents primarily consist of highly liquid investments in money market funds and cash.
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
On November 15, 2019, the Company entered into a Credit Agreement with a third-party financial institution. The debt agreement provides for up to $35.0 million in term loans that mature on November 15, 2024 with interest payable monthly at the lesser of LIBOR plus 2.0% or ABR plus 1.0% payable monthly (3.0% at March 31, 2021), plus up to an additional $10.0 million of financing in the form of a revolving loan. The Company borrowed $35.0 million in term loans on November 15, 2019. During the first year of any loans, the financing allows for early repayment of part or all of the term loans in increments of $0.5 million with a pre-payment fee of 1% of any debt prepaid. After the first year from any borrowing, the debt may be repaid without the pre-payment fee. As of June 30, 2021 and December 31, 2020, total term loans outstanding was $33.7 million and $34.1 million. The Company is in compliance with its debt covenants as of June 30, 2021.
On July 17, 2020, the Company increased its capacity under the revolving loan to $15.0 million. No balance is outstanding under the revolving loan as of June 30, 2021.

Cash Flows
The following table presents a summary of our condensed consolidated cash flows from operating, investing and financing activities for the periods indicated.

	For the Six Months Ended June 30,
	2021	2020
(in thousands)
Condensed Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$4,727	$6,690
Net cash used in investing activities	(199)	(379)
Net cash provided by financing activities	210,590	9,562
Net increase in cash and cash equivalents	$215,118	$15,873
Operating Activities
Net cash provided by operating activities was $4.7 million for the six months ended June 30, 2021, a decrease of $2.0 million, compared to $6.7 million for the same period in 2020. Significant changes impacting net cash provided by operating activities for the six months ended June 30, 2021 compared to the same period in 2020 were as follows:
•Decrease in (loss) income of $(178.4) million from $10.5 million during the six months ended June 30, 2020 to $(167.9) million during the same period in 2021, primarily driven the recognition of $202.7 million of stock-based compensation expense related to the modification of vesting terms of options in connection with the Company’s IPO.
•Increase of $202.5 million related to stock-based compensation, which was an increase for the six months ended June 30, 2021 of $202.7 million compared to the same period in 2020 of $0.2 million driven by recognition of stock-based compensation related to the modification of vesting terms of options in connection with the Company’s IPO.
•Increase of $7.1 million in the decrease related to accounts receivable, net, which was a decrease for the six months ended June 30, 2021 of $27.8 million compared to the same period in 2020 of $20.7 million, primarily driven by an increase in accounts receivable, net due to higher sales as compared to the prior year end.
•Decrease of $19.5 million related to deferred tax benefit which was an increase for the six months ended June 30, 2021 of $18.2 million compared to the same period in 2020 of $1.3 million of tax expense, primarily due to the tax benefit generated as a result of the stock-based compensation expense related to the modification of vesting terms of options in connection with the Company’s IPO, which the majority is not currently deductible for tax purposes
Investing Activities
Net cash used in investing activities remained relatively consistent for the six months ended June 30, 2021 and 2020 and related to purchases of property and equipment in both periods.
Financing Activities
Net cash provided by financing activities was $210.6 million for the six months ended June 30, 2021, an increase of $201.0 million, compared to $9.6 million provided for financing activities for the same period in 2020. This increase primarily related net proceeds from the Company’s IPO of $211.0 million during six months ended June 30, 2021, partially offset by the draw of $10.0 million from the Company's revolver during the first quarter of 2020 in response to COVID-19.
Contractual Obligations, Commitments and Contingencies
Operating Leases. The Company leases office space under various operating lease agreements. The initial terms of these leases range from 2 to 7 years and generally provide for periodic rent increases, renewal, and termination operations. Total rent expense under operating leases was $0.5 million and $0.6 million for the three months ended June 30, 2021 and 2020, respectively, and $0.9 million and $1.2 million for the six months ended June 30, 2021 and 2020, respectively.
Off Balance Sheet Obligations. We do not have any off-balance sheet arrangements as of June 30, 2021.
Commitments and Contingencies. See Note 11 “Commitments and Contingencies” for further discussion on our commitments and contingencies.

Critical Accounting Policies and Estimates
Our management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure. On an on-going basis we evaluate significant estimates and assumptions, including, but not limited to, revenue recognition, stock-based compensation, estimated useful lives of assets, intangible assets subject to amortization, and the computation of income taxes. Future events and their effects cannot be predicted with certainty; accordingly, the Company’s accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the financial statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as the Company’s operating environment changes. Management evaluates and updates assumptions and estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.
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
Interest Rate Risk
Our primary market risk exposure is changing prime rate-based interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. Our Credit Agreement bears interest at a floating rate equal to the lesser of LIBOR plus 2.0% or ABR plus 1.0%. As of June 30, 2021, we had total outstanding debt of $33.7 million in principal amount under the Loan Agreement. Based on the amount outstanding, a 100 basis point increase or decrease in market interest rates over a twelve-month period would result in a change to interest expense of $0.3 million.
Inflation Risk
Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2021.

Changes to our Internal Controls over Financial Reporting

There were no changes made to the Company’s internal control over financial reporting during the three and six months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We received net proceeds of approximately $211.0 million from the IPO and Anthem private placement after deducting underwriters’ discounts and commissions of $7.9 million and expenses of $4.8 million payable by us. There has been no material change in the use of proceeds as described in the Prospectus.

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

Privia Health Group, Inc.

Dated:	August 09, 2021	/s/ David Mountcastle
Name: David Mountcastle
Title: Chief Financial Officer and Authorized Officer