Form 10-Q
period 2021-09-30
Privia Health Group, Inc.
filed 2021-11-08
CIK 1759655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 2, 2021 the registrant had outstanding 106,498,546 shares of common stock.

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

Part I - Financial Information
ITEM 1. FINANCIAL STATEMENTS
Privia Health Group, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$362,112	$84,633
Accounts receivable	98,384	99,118
Prepaid expenses and other current assets	8,928	6,333
Total current assets	469,424	190,084
Non-current assets:
Property and equipment, net	4,341	4,814
Right-of-use asset	5,377	—
Intangible assets, net	5,498	5,980
Goodwill	118,663	118,663
Deferred tax asset	25,374	4,953
Other non-current assets	3,384	4,475
Total non-current assets	162,637	138,885
Total assets	$632,061	$328,969

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,266	$5,235
Accrued expenses	31,303	31,185
Physician and practice liability	144,996	106,811
Current portion of note payable	875	875
Operating lease liabilities, current	2,200	—
Other current liabilities	4,602	2,832
Total current liabilities	187,242	146,938
Non-current liabilities:
Note payable, net of current portion	31,664	32,784
Operating lease liabilities, non-current	7,827	—
Other non-current liabilities	333	5,595
Total non-current liabilities	39,824	38,379
Total liabilities	227,066	185,317
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.01 par value, 1,000,000,000 and 150,000,000 shares authorized; 106,234,792 and 95,985,817 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	1,062	960
Additional paid-in capital	605,667	165,666
Accumulated deficit	(196,129)	(19,878)
Total Privia Health Group, Inc. stockholders’ equity	410,600	146,748
Non-controlling interest	(5,605)	(3,096)
Total stockholders’ equity	404,995	143,652
Total liabilities and stockholders’ equity	$632,061	$328,969
The accompanying notes are an integral part of these condensed consolidated financial statements.

Privia Health Group, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

Revenue	$251,524	$207,170	$690,887	$603,376

Operating expenses:
Physician and practice expense	190,055	160,432	521,105	467,059
Cost of platform	35,314	25,241	131,007	77,133
Sales and marketing	4,588	2,709	18,950	7,381
General and administrative	33,910	9,788	216,563	29,196
Depreciation and amortization	466	457	1,351	1,389
Total operating expenses	264,333	198,627	888,976	582,158
Operating (loss) income	(12,809)	8,543	(198,089)	21,218
Interest expense	292	504	885	1,480
(Loss) income before benefit from income taxes	(13,101)	8,039	(198,974)	19,738
Benefit from income taxes	(2,210)	(8,561)	(20,214)	(7,387)
Net (loss) income	(10,891)	16,600	(178,760)	27,125
Less: Loss attributable to non-controlling interests	(1,776)	(85)	(2,509)	(255)
Net (loss) income attributable to Privia Health Group, Inc.	$(9,115)	$16,685	$(176,251)	$27,380
Net (loss) income per share attributable to Privia Health Group, Inc. stockholders – basic and diluted	$(0.09)	$0.17	$(1.74)	$0.29
Weighted average common shares outstanding – basic and diluted	105,896,622	95,950,929	101,576,775	95,945,804
The accompanying notes are an integral part of these condensed consolidated financial statements.

Privia Health Group, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands except share amounts)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity attributable to Privia Health Group, Inc.	Non-controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2019	95,931,549	$959	$160,375	$(51,122)	$110,212	$(2,756)	$107,456
Stock-based compensation expense	—	—	121	—	121	—	121
Net income	—	—	—	5,414	5,414	(85)	5,329
Balance at March 31, 2020	95,931,549	$959	$160,496	$(45,708)	$115,747	$(2,841)	$112,906
Stock-based compensation expense	—	—	121	—	121		121
Net income	—	—		5,281	5,281	(85)	5,196
Balance at June 30, 2020	95,931,549	$959	$160,617	$(40,427)	$121,149	$(2,926)	$118,223
Stock-based compensation expense	—	—	121	—	121	—	121
Stock option exercised	54,268	1	107	—	108	—	108
Net income	—	—	—	16,685	16,685	(85)	16,600
Balance at September 30, 2020	95,985,817	$960	$160,845	$(23,742)	$138,063	$(3,011)	$135,052

Balance at December 31, 2020	95,985,817	$960	$165,666	$(19,878)	$146,748	$(3,096)	$143,652
Stock-based compensation expense	—	—	101	—	101	—	101
Net income	—	—	—	5,398	5,398	218	5,616
Balance at March 31, 2021	95,985,817	$960	$165,767	$(14,480)	$152,247	$(2,878)	$149,369
Issuance of common stock upon closing of initial public offering	9,725,000	97	210,897	—	210,994	—	210,994
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	29,645	—	33	—	33	—	33
Stock-based compensation expense	—	—	202,560	—	202,560	—	202,560
Net loss	—	—	—	(172,534)	(172,534)	(951)	(173,485)
Balance at June 30, 2021	105,740,462	$1,057	$579,257	$(187,014)	$393,300	$(3,829)	$389,471
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	494,330	5	610	—	615	—	615
Stock-based compensation expense	—	—	25,800	—	25,800	—	25,800
Net loss	—	—	—	(9,115)	(9,115)	(1,776)	(10,891)
Balance at September 30, 2021	106,234,792	$1,062	$605,667	$(196,129)	$410,600	$(5,605)	$404,995

The accompanying notes are an integral part of these condensed consolidated financial statements.

Privia Health Group, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net (loss) income	$(178,760)	$27,125
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	869	895
Amortization of intangibles	482	483
Amortization of debt issuance costs	120	100
Stock-based compensation	228,461	363
Deferred tax benefit	(20,421)	(7,770)
Changes in asset and liabilities:
Accounts receivable	734	(10,138)
Prepaid expenses and other current assets	(7,972)	(1,570)
Other non-current assets	1,091	2,242
Accounts payable	(2,064)	2,459
Accrued expenses	118	(4,061)
Physician and practice liability	38,185	30,883
Other current liabilities	1,770	815
Operating lease liabilities	10,027	—
Other long-term liabilities	(5,262)	404
Net cash provided by in operating activities	67,378	42,230
Cash from investing activities
Purchases of property and equipment	(396)	(380)
Net cash used in investing activities	(396)	(380)
Cash flows from financing activities
Proceeds from initial public offering	223,686	—
Payments of underwriting fees, net of discounts and offering costs	(12,691)	—
Repayment of note payable	(656)	(656)
Proceeds from exercised stock options	648	108
Debt issuance costs	(490)	—
Proceeds from revolving loan	—	10,000
Line of credit payments	—	(10,000)
Net cash provided by (used in) financing activities	210,497	(548)
Net increase in cash and cash equivalents	277,479	41,302
Cash and cash equivalents at beginning of period	84,633	46,889
Cash and cash equivalents at end of period	$362,112	$88,191

Supplemental disclosure of cash flow information:
Interest paid	$855	$1,599
Income taxes paid	$451	$371

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
The Company uses the same operational and financial model in each market. As of September 30, 2021, Privia operates in six markets: 1) the Mid-Atlantic Region (states of Virginia, Maryland and the District of Columbia); 2) the state of Georgia; 3) the Gulf Coast Region (Houston, Texas); 4) North Texas (Dallas/Fort Worth, Texas); 5) Central Florida and 6) the state of Tennessee.
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
The results of operations for the three and nine months ended September 30, 2021, are not indicative of the results to be expected for the full fiscal year ending December 31, 2021. The condensed balance sheet at December 31, 2020, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. In the opinion of management, all adjustments (consisting of only normal and recurring adjustments) considered necessary for a fair statement have been included.
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
Based on the Company’s evaluations, Non-Owned Medical Groups do not represent VIEs. Accordingly, the Company has not consolidated the financial position, results of operations or cash flows of the Non-Owned Medical Groups that are affiliated with the Company by means of a SSA for the nine months ended September 30, 2021 and 2020. Each time the Company enters into a new service agreement or enters into a material amendment to an existing service agreement, the Company considers whether the terms of that agreement or amendment would change the elements it considers in accordance with the VIE guidance. The same analysis was performed for the Affiliated Practices of Owned Medical Groups, which have contractual relationships with Privia through SSAs, and the Company determined they do not represent VIEs as they do not meet the criteria in ASC 810.
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

Coronavirus Aid, Relief and Economic Stimulus Act (“CARES Act”)
The current COVID-19 pandemic had an impact on our results of operations, cash flow and financial position for the three and nine months ended and as of September 30, 2021 and 2020, as we experienced lower volumes than anticipated and shifts in the mix of services provided after the onset of the pandemic in the United States. See the Prospectus for additional information on impacts during 2020. We are closely monitoring the impact of the pandemic on all aspects of our business including impacts to employees, customers, patients, suppliers and vendors.

On March 27, 2020, the CARES Act was passed. It is intended to provide economic relief to individuals and businesses affected by the coronavirus pandemic. It also contains provisions related to healthcare providers’ operations and the issues caused by the coronavirus pandemic. The following are significant economic impacts for the Company and its subsidiaries as a result of specific provisions of the CARES Act for the three and nine month periods ended September 30, 2021:
•The Company elected to defer its portion of Social Security taxes in 2020, which may be repaid over two years as follows: 50% by the end of 2021 and 50% by the end of 2022. Approximately $1.6 million is recorded in accrued expenses on the balance sheet as of September 30, 2021 related to this deferral and the Company intends to remit payment by the end of 2021; and
•The Company received $13.3 million in grant funds from the Provider Relief Fund under the CARES Act during the nine months ended September 30, 2020. No funds were received from the Provider Relief Fund under the CARES Act during the nine months ended September 30, 2021.
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
Significant Accounting Policies
The Company described its significant accounting policies in Note 1 of the notes to condensed consolidated financial statements for the year ended December 31, 2020 in the Prospectus. During the three and nine months ended September 30, 2021, there were no significant changes to those accounting policies, other than those policies impacted by the new accounting pronouncements adopted during the period noted below and further described below in “Recently Adopted Accounting Pronouncements.”
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

Recently Adopted Accounting Pronouncements
The Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), as of January 1, 2021 using the modified retrospective transition approach for leases which existed on that date. Prior comparative periods were not adjusted and continue to be reported in accordance with Accounting Standards Codification (“ASC”) Topic 840, Leases. The Company elected the package of practical expedients that permitted the Company not to reassess the Company’s prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight practical expedient. The adoption of the standard resulted in the recognition of operating right-of-use assets of approximately $6.0 million and operating lease liabilities of approximately $11.3 million. Refer to Note 4 “Leases” for additional details. The difference between the operating lease right-of-use assets and operating lease liabilities resulted from the reclassification of deferred rent. Adoption of the standard did not have a material impact on the consolidated statements of operations or cash flows for the three months and nine months ended September 30, 2021. The Company did not recognize a cumulative-effect adjustment to retained earnings upon adoption.
On January 1, 2021, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”), which replaces the incurred loss approach for recognizing credit losses on financial instruments with an expected loss approach. The expected loss approach is subject to management judgments using assessments of incurred credit losses, assessments of current conditions, and forecasts using reasonable and supportable assumptions. The Company adopted the standard using a modified retrospective approach which resulted in no adjustments to the allowance for credit losses and no cumulative-effect adjustment to retained earnings. The Company regularly reviews the adequacy of the allowance for credit losses based on a combination of factors, including historical losses adjusted for current market conditions, the Company's customers' financial condition, delinquency trends, aging behaviors of receivables and credit and liquidity indicators for industry groups, and future market and economic conditions. As of September 30, 2021, the allowance for credit losses was not material.
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
In March 2020, FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides temporary relief from some of the existing rules governing contract modifications when the modification is related to the replacement of the London Interbank Offered Rate (“LIBOR”) or other reference rates discontinued as a result of reference rate reform. The ASU specifically provides optional practical expedients for contract modification accounting related to contracts subject to ASC 310, Receivables, ASC 470, Debt, ASC 842, Leases, and ASC 815, Derivatives and Hedging. The ASU also establishes a general contract modification principle that entities can apply in other areas that may be affected by reference rate reform and certain elective hedge accounting expedients. For eligible contract modifications, the principle generally allows an entity to account for and present modifications as an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. That is, the modified contract is accounted for as a continuation of the existing contract. The standard was effective upon issuance on March 12, 2020, and the optional practical expedients can generally be applied to contract modifications made and hedging relationships entered into on or before December 31, 2022. Borrowings under the Company’s Credit Facilities bear interest based on LIBOR or an alternate rate. Provisions currently provide the Company with the ability to replace LIBOR with a different reference rate in the event that LIBOR ceases to exist.

2. Revenue Recognition

The following table presents our revenues disaggregated by source:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in Thousands)	2021	2020	2021	2020
FFS-patient care	$200,208	$168,622	$550,607	$474,816
FFS-administrative services	16,407	14,489	47,162	42,663
Shared savings	25,333	15,905	62,045	49,441
Care management fees (PMPM)	9,376	7,024	27,321	20,320
Other revenue	200	1,130	3,752	16,136
Total Revenue	$251,524	$207,170	$690,887	$603,376

Fee-for-service (“FFS”) patient care is primarily generated from third-party payers with which the Company has established contractual billing arrangements. The following table presents the approximate percentages by source of net operating revenue received for healthcare services we provided for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Commercial insurers	70%	69%	69%	68%
Government payers	17%	18%	16%	16%
Patient	13%	13%	15%	16%
	100%	100%	100%	100%
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
Contract Asset
The Company has the following contract assets and unearned revenue:

(Dollars in Thousands)	September 30, 2021	December 31, 2020
Balances for contracts with customers
Accounts receivable	$98,384	$99,118
Unearned revenue	$4,832	$2,759
Unearned Revenue
Unearned revenue is presented on the condensed consolidated balance sheet under other current liabilities and represent payments made to, or due from, customers in advance of our performance. All contracts are less than or equal to twelve months. Changes in the balance of total deferred revenue during the nine months ended September 30, 2021 are as follows:

(Dollars in Thousands)	December 31, 2020	Additions	Revenue Recognized	September 30, 2021
Unearned revenue	$2,759	3,161	(1,088)	$4,832
During the three and nine months ended September 30, 2021, the Company recognized approximately $0.2 million and $1.1 million, respectively, of revenue related to amounts unearned as of December 31, 2020.

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

3. Goodwill and Intangible Assets, Net
For the purposes of the goodwill impairment assessment, the Company as a whole is considered to be the reporting unit. The fair value of the reporting unit is estimated using a combination of three approaches, all equally weighted: a) discounted cash flow analysis (income approach), b) fair value of comparable transactions (transaction approach) and c) enterprise value to revenue multiple for comparable companies (market approach). Potential impairment is indicated when the carrying value of a reporting unit exceeds its estimated fair value. The Company’s carrying value of goodwill at September 30, 2021 and December 31, 2020 is approximately $118.7 million. The most recently completed annual impairment test of goodwill was performed as of October 1, 2020 and the fair value of the reporting unit exceeded the carrying value and therefore it was determined that no impairment existed. No indicators of impairment were identified during the nine months ended September 30, 2021 and 2020.
A summary of the Company’s intangible assets is as follows:

	September 30, 2021		December 31, 2020
(Dollars in thousands)	Intangible Assets	Accumulated Amortization	Intangible Assets	Accumulated Amortization
Trade names	$4,600	$1,629	$4,600	$1,457
Consumer customer relationships	2,500	1,771	2,500	1,583
PMG customer relationships	600	177	600	158
Management Service Agreement (Complete MD)	2,200	825	2,200	722
	9,900	$4,402	9,900	$3,920
Less accumulated amortization	(4,402)		(3,920)
Intangible assets, net	$5,498		$5,980
The remaining weighted average life of all amortizable intangible assets is approximately 10 years at September 30, 2021.
Amortization expense for intangible assets was approximately $0.2 million for both the three months ended September 30, 2021 and 2020, respectively, and $0.5 million for both the nine months ended September 30, 2021 and 2020, respectively.
Estimated amortization expense for the Company’s intangible assets for the following five years is as follows:

(Dollars in Thousands)
Remainder of 2021	$160
2022	643
2023	643
2024	559
2025	393
Thereafter	3,100
Total	$5,498

4. Leases

The Company leases office space under various operating lease agreements. The initial terms of these leases range from 2 to 7 years and generally provide for periodic rent increases and renewal options.

The components of lease expense were as follows (in thousands):

(Dollars in Thousands)	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021
Operating lease cost	$475	$1,406

Cash paid for amounts included in the measurement of lease liabilities - operating leases		$1,629
Weighted-average remaining lease term - operating leases		4.8 Years
Weighted-average discount rate - operating leases		3.5%

The aggregate future lease payments for operating leases in the years subsequent to September 30, 2021 are as follows:

(Dollars in Thousands)
Remainder of 2021	$549
2022	2,213
2023	2,261
2024	2,274
2025	2,237
Thereafter	1,407
Total future lease payments	10,941
Imputed interest	(901)
Total	$10,040

5.Property and Equipment, Net
A summary of the Company’s property and equipment, net is as follows:

(Dollars in Thousands)	September 30, 2021	December 31, 2020
Furniture and fixtures	$1,110	$1,073
Computer equipment	1,430	1,051
Leasehold improvements	4,827	4,863
	7,367	6,987
Less accumulated depreciation and amortization	(3,026)	(2,173)
Property and equipment, net	$4,341	$4,814
6.Accrued Expenses
Accrued expenses consisted of the following:

(Dollars in Thousands)	September 30, 2021	December 31, 2020
Accrued employee compensation and benefits	$5,587	$6,167
Bonuses payable	7,903	10,418
Other accrued expenses	17,813	14,600
Total accrued expenses	$31,303	$31,185

7. Note Payable
The Company’s Credit Facilities consists of the following:

(Dollars in Thousands)	September 30, 2021	December 31, 2020
Note payable	$33,469	$34,125
Less debt issuance costs	(930)	(466)
Less current portion	(875)	(875)
Note payable, net	$31,664	$32,784
On November 15, 2019, the Company entered into a Credit Agreement (the “Original Credit Agreement”) by and among Privia Health, LLC, as the borrower, PH Group Holdings Corp., as a guarantor, certain subsidiaries of Privia Health, LLC, as guarantors, Silicon Valley Bank, as administrative agent and collateral agent (the “Administrative Agent”), and the several lenders from time to time party thereto. The Original Credit Agreement provided for up to $35.0 million in term loans (the “Term Loan Facility”) that mature on November 15, 2024 with interest payable monthly at the lesser of LIBOR plus 2.0% or ABR plus 1.0% payable monthly (3.0% at September 30, 2021), plus up to an additional $10.0 million of financing (which was increased to $15.0 million in connection with the first amendment) in the form of a revolving loan (the “Revolving Loan Facility” and together with the Term Loan Facility, the “Credit Facilities”). The Revolving Loan Facility also includes a letter of credit sub-facility in the aggregate availability amount of $2.0 million and a swingline sub-facility in the aggregate availability amount of $2.0 million. The Company borrowed $35.0 million in term loans on November 15, 2019.
On August 27, 2021, the Company and certain of its subsidiaries entered into an assumption agreement and third amendment (the “Third Amendment”) to the Original Credit Agreement (as amended by the Third Amendment, the “Credit Agreement”). Pursuant to the Third Amendment, the Company became the parent guarantor under the Credit Agreement and granted the Administrative Agent a first-priority security interest on substantially all of its real and personal property, subject to permitted liens.
The Third Amendment increased the size of the Revolving Loan Facility to $65.0 million, increased the letter of credit sub-facility to $5.0 million and extended the maturity date of the Credit Agreement to August 27, 2026. As amended, borrowings under the Credit Agreement bear interest at a rate equal to (i) in the case of eurodollar loans, LIBOR plus an applicable margin, subject to a 0.5% floor, and (ii) in the case of ABR loans, an ABR rate plus an applicable margin, subject to a floor of 1.5%. In addition, the Amendment, among other things, (i) changed the Term Loan Facility amortization schedule to 0.625% of the original principal amount of term loans for the fiscal quarters ending September 30, 2021 through and including June 30, 2024 and 1.25% of the original principal amount of term loans for the fiscal quarters ending thereafter and (ii) added a 1.0% prepayment premium for any term loans prepaid within six months of the effective date of the Third Amendment. The Third Amendment converted the financial covenants in the Original Credit Agreement to “springing” financial covenants, so that at any time the Company’s cash is less than 125% of the outstanding borrowings under the Credit Facilities, or at least $15.0 million of borrowings are outstanding under the Revolving Loan, the Company will be required to maintain (i) a consolidated fixed charge coverage ratio of not less than 1.25 to 1.0, and (ii) a consolidated leverage ratio of no more than 3.0 to 1.0. As of September 30, 2021, the Company had $33.5 million in principal amount of indebtedness outstanding under the Term Loan Facility. As of September 30, 2021, “springing” financial covenants were not applicable.
During March 2020, the Company borrowed $10.0 million under the Revolving Loan Facility, which bore interest at the lesser of LIBOR + 2.5% or ABR + 1.5% payable monthly. These borrowings were repaid in 2020 with $5.0 million repaid in July 2020 and $5.0 million repaid in September 2020. On August 30, 2021, the Company increased its capacity under the Revolving Loan Facility from $15.0 million to $65.0 million. As of September 30, 2021 and December 31, 2020 there were no amounts outstanding under the Revolving Loan Facility.
Interest expense relating to the Credit Facilities was approximately $0.3 million and $0.5 million for the three months ended September 30, 2021 and 2020, respectively, and $0.9 million and $1.5 million for the nine months ended September 30, 2021, and 2020, respectively.
Debt issuance costs relating to the Credit Facilities of approximately $0.9 million have been capitalized and are being amortized over the life of the Credit Facilities using the effective interest method. Amortization expense of approximately $0.1 million was recorded for both the nine months ended September 30, 2021 and 2020, respectively, and a de minimis amount for both the three months ended September 30, 2021 and 2020, respectively.
Substantially all of the Company’s real and personal property serve as collateral under the above debt arrangements.

Annual aggregate principal payments applicable to the note payable for years subsequent to September 30, 2021 are as follows:

(Dollars in Thousands)
Remainder of 2021	$219
2022	875
2023	875
2024	1,313
2025	1,750
Thereafter	28,437
Total	$33,469
8. Income Taxes
The Company recorded an income tax benefit of $2.2 million and $8.6 million for the three months ended September 30, 2021 and 2020, respectively, and a income tax benefit of $20.2 million and $7.4 million for the nine months ended September 30, 2021 and 2020, respectively. This represents an estimated annual effective tax rate of 9.7% and 1.0% as of September 30, 2021 and 2020, respectively. The effective tax rate for the three and nine month periods ended September 30, 2021 was lower than the statutory rate due to the effect on the pre-tax loss of the non-deductible stock-based compensation expense related to the Company’s IPO. The effective tax rate for the three and nine month periods ended September 30, 2020 was lower than the statutory rate due primarily to the reversal of the allowance on the deferred tax asset. Additionally, the benefit for the 3 months ended September 30, 2020 is higher than the nine months ended September 30, 2020 due to the release of the valuation allowance in the third quarter of 2020 as that is the period that the weight of all available positive evidence outweighed the weight of the negative evidence when evaluating the ability for the deferred tax asset to be realized in the future. Prior to the third quarter in 2020, tax expense was realized as a result of the increase in the deferred tax liability with all other deferred tax balances offset by the full valuation allowance recorded.

We consider both positive and negative evidence when evaluating the recoverability of our DTAs. The assessment is required to determine whether, based on all available evidence, it is more likely than not (i.e., greater than a 50% probability) that all or some portion of the DTAs will be realized in the future. As of September 30, 2021 and 2020, the weight of all available positive evidence was greater than the weight of all negative evidence, so a valuation allowance against the deferred tax asset was not recorded.
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
On April 1, 2021, contingent on the consummation of the IPO, the Board of Directors approved a modification to the PH Group Parent Corp. Stock Option Plan of the vesting conditions of certain outstanding stock option grants to certain employees and consultants. The modification accelerated by one year any time vested options that were not previously 100% vested and modified the vesting condition of the performance based options to vest 60% at IPO, 20% 12 months after IPO and 20% 18 months after the IPO. The modification also accelerated the CEO’s time based options by an additional four months such that 100% of his time based options are vested. We recognized stock-based compensation of $195.1 million in the second quarter of 2021 related to these modifications and we expect to recognize an additional $89.9 million of additional stock compensation expense over the eighteen months following the completion of the IPO.

2021 Omnibus Incentive Plan

On April 6, 2021, the Company approved the Privia Health Group, Inc. 2021 Omnibus Incentive Plan (the “Plan”) which permits awards up to 10,278,581 shares of the Company’s common stock. The Plan also allows for an automatic increase on the first day of each fiscal year following the effective date of the Plan by an amount equal to the lesser of (i) 5% of outstanding shares on December 31 of the immediately preceding fiscal year or (ii) such number of shares as determined by the Company’s Compensation Committee in its discretion. The Plan provides for the granting of stock options at a price equal to at least 100% of the fair market value of the Company’s common stock as of the date of grant. The Plan also provides for the granting of Stock Appreciation Rights, Restricted Stock, Restricted Stock Units (“RSUs”), Performance Awards and other cash-based or other stock-based awards, all which must be granted at not less than the fair market value of the Company’s common stock as of the date of grant. Participants in the Plan may include employees, consultants, other service providers and non-employee directors. On the effective date of the IPO, the Company issued 1,183,871 restricted stock units at the offering price and 3,683,217 options, with an exercise price equal to the offering price. These issuances are expected to generate stock-based compensation expense of $62.3 million to be recognized over the next four years starting on the effective date of the IPO as both the restricted stock units and stock options vest. The 2021 Plan is intended as the successor to and continuation of the PH Parent Option Plan. No additional stock awards will be granted under the Prior Plan.
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
Stock option activity
The following table summarizes stock option activity under the Prior Plan and Plan:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Life
Balance at December 31, 2020	18,300,959	$2.01	$0.34	7.82
Granted	3,730,717	23.16	9.58
Exercised	(328,323)	2.11	0.48
Forfeited	(172,547)	9.73	3.75
Balance at September 30, 2021	21,530,806	$5.61	$1.91	7.51
Exercisable at September 30, 2021	12,272,394	$2.01	$0.34	7.01
RSU Activity

The following table summarizes the RSU activity under the 2021 Plan:

	Number of Shares	Grant Date Fair Value
Unvested and outstanding at December 31, 2020	—	$—
Granted	1,199,315	23.19
Vested	(195,652)	23.00
Forfeited	(14,011)	23.00
Unvested and outstanding at September 30, 2021	989,652	$23.23

Stock-based compensation expense
Total stock-based compensation expense for the three months ended September 30, 2021 and 2020, was approximately $25.8 million and $0.1 million, respectively, and $228.5 million and $0.4 million for the nine months ended September 30, 2021 and 2020, respectively. At September 30, 2021, there was approximately $119.1 million of unrecognized stock-based compensation expense related to unvested options and RSUs, net of forfeitures, that is expected to be recognized over a weighted-average period of 1.0 year.
Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in Thousands)	2021	2020	2021	2020
Cost of platform	$4,947	$—	$40,987	$—
Sales and marketing	1,028	—	8,723	—
General and administrative	19,825	121	178,751	363
Total stock-based compensation	$25,800	$121	$228,461	$363
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
11. Commitments and Contingencies
There are no material commitments and contingencies as of September 30, 2021.
12. Concentrations of Credit Risk
Our financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. While our cash and cash equivalents are managed by reputable financial institutions, the Company’s cash balances with the individual institutions may at times exceed the federally insured limits. At September 30, 2021, substantially all of the Company’s cash and cash equivalents were held at two financial institutions. The Company believes these financial institutions are financially sound and that minimal credit risk exists.
The Company receives payment for medical services provided to patients by its physicians through contracts with payers. Six payers within the network accounted for approximately 84% and 85% of such payments for the three month periods ended September 30, 2021 and 2020, respectively, and 82% for both the nine month periods ended September 30, 2021 and 2020, respectively. The Company evaluates accounts receivable to determine if they will ultimately be collected. In performing this evaluation, significant judgments and estimates are involved, such as past experience, credit quality, age of the receivable balance and current economic conditions that may affect ability to pay. As of September 30, 2021 and December 31, 2020, the Company had six payers within the network that made up approximately 71% and 70% of accounts receivable, respectively.
13. Net (Loss) Income Per Share
A reconciliation of net (loss) income available to common shareholders and the number of shares in the calculation of basic and diluted earnings (loss) income per share was calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except for share and per share amounts)	2021	2020	2021	2020
Net (loss) income attributable to Privia Health Group, Inc. common stockholders	$(9,115)	$16,685	$(176,251)	$27,380
Weighted average common shares outstanding - basic and diluted	105,896,622	95,950,929	101,576,775	95,945,804
Earnings per share attributable to Privia Health Group, Inc. common stockholders – basic and diluted	$(0.09)	$0.17	$(1.74)	$0.29

The treasury stock method is used to consider the effect of the potentially dilutive stock options. The following weighted-average outstanding shares of potentially dilutive securities were excluded from computation of diluted loss per share attributable to common shareholders for the period presented because including them would have been antidilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Potentially dilutive stock options and RSUs to purchase common shares	20,352,659	17,952,492	20,410,709	17,977,529
Total potentially dilutive shares	20,352,659	17,952,492	20,410,709	17,977,529
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
The Company defines its CODM as its Chief Executive Officer, who regularly reviews financial operating results on a consolidated basis for purposes of allocating resources and evaluating financial performance. Although the Company derives its revenues from a number of different geographic regions, the Company neither allocates resources based on the operating results from the individual regions, nor manages each individual region as a separate business unit. The Company’s CODM manages the operations on a consolidated basis to make decisions about overall corporate resource allocation and to assess overall corporate profitability. As of September 30, 2021 and December 31, 2020, all of the Company’s long-lived assets were located in the United States and for the three and nine months ended September 30, 2021 and 2020 all revenue was earned in the United States.

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
We recently began offering Privia Care Partners, a more flexible provider affiliation model, to providers who do not desire to join one of our medical groups. This model will initially aggregate providers in certain of our existing markets as well as new markets who are looking solely for VBC solutions without the necessity of changing EHR providers. We will furnish population health services, reporting and analytics to such providers along with a menu of management services from which providers may choose. We expect to launch Privia Care Partners on January 1, 2022 with over 25,000 attributed lives in partnership with over 300 providers in approximately 100 care center locations.
GAAP Financial Measures
•    Revenue was $251.5 million and $207.2 million for the three months ended September 30, 2021 and 2020, respectively, and $690.9 million and $603.4 million for the nine months ended September 30, 2021 and 2020, respectively.
•    Operating (loss) income was $(12.8) million and $8.5 million for the three months ended September 30, 2021 and 2020, respectively, and $(198.1) million and $21.2 million for the nine months ended September 30, 2021 and 2020, respectively; and
•    Net (loss) income attributable to Privia Health Group, Inc. was $(9.1) million and $16.7 million, for the three months ended September 30, 2021 and 2020, respectively, and $(176.3) million and $27.4 million for the nine months ended September 30, 2021 and 2020, respectively.

Key Metrics and Non-GAAP Financial Measures
•    Practice Collections was $401.5 million and $339.9 million for the three months ended September 30, 2021 and 2020, respectively, and $1.11 billion and $949.0 million for the nine months ended September 30, 2021 and 2020, respectively;
•    Care Margin was $61.5 million and $46.7 million for the three months ended September 30, 2021 and 2020, respectively, and $169.8 million and $136.3 million for the nine months ended September 30, 2021 and 2020, respectively;
•    Platform Contribution was $31.1 million and $21.5 million for the three months ended September 30, 2021 and 2020, respectively, and $79.8 million and $59.2 million for the nine months ended September 30, 2021 and 2020, respectively;
•    Adjusted EBITDA was $13.9 million and $9.1 million for the three months ended September 30, 2021 and 2020, respectively, and $33.9 million and $23.2 million for the nine months ended September 30, 2021 and 2020, respectively.

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
The COVID-19 Pandemic and the Coronavirus Aid, Relief and Economic Stimulus Act (“CARES Act”)
The current COVID-19 pandemic had an impact on our results of operations, cash flow and financial position for the three and nine months ended and as of September 30, 2021 and 2020, as we experienced lower volumes than anticipated and shifts in the mix of services provided after the onset of the pandemic in the United States. See the Prospectus for additional information on impacts during 2020. We are closely monitoring the impact of the pandemic on all aspects of our business including impacts to employees, customers, patients, suppliers and vendors.

On March 27, 2020, the CARES Act was passed. It is intended to provide economic relief to individuals and businesses affected by the coronavirus pandemic. It also contains provisions related to healthcare providers’ operations and the issues caused by the coronavirus pandemic. The following are significant economic impacts for the Company and its subsidiaries as a result of specific provisions of the CARES Act for the three and nine month periods ended September 30, 2021:
•The Company elected to defer its portion of Social Security taxes in 2020, which may be repaid over two years as follows: 50% by the end of 2021 and 50% by the end of 2022. Approximately $1.6 million is recorded in accrued expenses on the balance sheet as of September 30, 2021 related to this deferral and the Company intends to remit payment by the end of 2021; and
•The Company received $13.3 million in grant funds from the Provider Relief Fund under the CARES Act during the nine months ended September 30, 2020. No funds were received from the Provider Relief Fund under the CARES Act during the nine months ended September 30, 2021.
Our Revenue
We recognize revenue from multiple stakeholders, including health care consumers, health insurers, employers, providers and health systems. Our revenue includes (i) FFS revenue generated from providing healthcare services to patients through Privia Providers of Owned Medical Groups or administrative fees collected for providing administrative services to Non-Owned Medical Groups, (ii) VBC revenue collected on behalf of our providers, primarily per member per month (PMPM) fees (including care management fees, management services fees, care coordination fees and all other similar administrative fees) and shared savings (including surplus payments, shared savings, total cost of care budget payments and similar payments), and (iii) other revenue from additional services, such as concierge services, virtual visits, virtual scribes and coding.
FFS Revenue
We generate FFS-patient care revenue when we collect reimbursements for FFS medical services provided by Privia Providers. Our agreements with our providers have a multi-year term length and we have historically experienced a 95% provider retention rate, both of which lead to a highly predictable and recurring revenue model. Our FFS contracts with payer partners typically contain annual rate inflators and enhanced commercial FFS rates given our scale in each of our markets. As a result of receiving these rate inflators and enhancements, if we continue to be successful in expanding our provider base, we expect revenue will grow year-over-year in absolute dollars. In addition, in our FFS-patient care revenue, we include collections generated from ancillary services such as clinical laboratory, imaging and pharmacy operations. We also generate FFS-administrative services revenue by providing administration and management services to medical groups which are not owned or consolidated by us. FFS-patient care revenue represented 79.6%, and

81.4% of total revenue for the three months ended September 30, 2021 and 2020, respectively, and 79.7% and 78.7% for the nine months ended September 30, 2021 and 2020, respectively. FFS-administrative services revenue represented 6.5% and 7.0% of total revenue for the three months ended September 30, 2021 and 2020, respectively, and 6.8% and 7.1% for the nine months ended September 30, 2021 and 2020, respectively.
VBC Revenue
Over time, we create incremental value for our provider partners by enabling them to succeed in VBC arrangements. We generate VBC revenue when our providers are reimbursed through traditional FFS Medicare, MSSP, Medicare Advantage, commercial payers and other existing and emerging direct payer and employer contracting programs. The revenue is primarily collected in the form of (i) PMPM care management fees to cover costs of services typically not reimbursed under traditional FFS payment models, including population management, care coordination, advanced technology and analytics, and (ii) shared savings earned based on improved quality and lower cost of care for our attributed patients in VBC arrangements. VBC revenue represented 13.8% and 11.1% of total revenue for the three months ended September 30, 2021 and 2020, respectively, and 12.9% and 11.6% for the nine months ended September 30, 2021 and 2020, respectively. We expect VBC revenue to continue to increase as a percentage of total revenue as we grow total Attributed Lives under management as well as increase risk levels undertaken across value-based arrangements.
Other Revenue
The remainder of our revenue is derived from leveraging our existing base of providers and patients to deliver value-oriented services such as virtual visits, virtual scribes and coding. Other revenue represented 0.1% and 0.5% of total revenue for the three months ended September 30, 2021 and 2020, respectively, and 0.5% and 2.7% for the nine months ended September 30, 2021 and 2020, respectively. Provider Relief Funds under the CARES Act have been recorded within other revenue on the statement of operation for the nine months ended September 30, 2020.
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

On October 1 2021, we launched Privia Medical Group – West Texas in partnership with Abilene Diagnostic Clinic, an independent multi-specialty group practice with more than 30 providers and five care center locations. This complements our established and expanding provider practice locations in North Texas (Dallas-Fort Worth) and the Gulf Coast region of the state.

On October 13, 2021, we entered the California market through an affiliation with BASS Medical Group, one of the Greater San Francisco Bay Area’s leading healthcare multi-specialty groups with more than 400 providers spanning 42 specialties caring for patients at over 125 locations. Privia acquired a majority interest in BASS Management Services Organization, LLC, which is the exclusive provider of management services to BASS Medical Group.
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
Key Metrics

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Implemented Providers (as of end of period)	2,826	2,454	2,826	2,454
Attributed Lives (in thousands) (as of end of period)	760	646	760	646
Practice Collections (1) ($ in millions)	$401.5	$339.9	$1,112.8	$949.0
(1) We define Practice Collections as the total collections from all practices in all markets and all sources of reimbursement (FFS, VBC and other) that we receive for delivering care and providing our platform and associated services. Practice Collections differ from revenue by including collections from Non-Owned Medical Groups.
Implemented Providers
We define Implemented Providers as the total of all service professionals on Privia Health’s platform at the end of a given period who are credentialed by Privia Health and bill for medical services, in both Owned and Non-Owned Medical Groups during that period. This includes, but is not limited to, physicians, physician assistants, and nurse practitioners. We believe that growth in the number of

Implemented Providers is a key indicator of the performance of our business and expected revenue growth. This growth depends, in part, on our ability to successfully add new practices in existing markets and expand into new markets. The number of Implemented Providers increased 15.2% between September 30, 2021 and 2020, due to organic growth in our healthcare delivery business.
Attributed Lives
We define Attributed Lives as any patient that a payer deems attributed to Privia, in both Owned and Non-Owned Medical Groups, to deliver care as part of a VBC arrangement. We define our Attributed Lives as patients who have selected one of our owned or Non-Owned Medical Groups as their provider of primary care services as of the end of a particular period. The number of Attributed Lives is an important measure that impacts the amount of VBC revenue we receive. Attributed Lives increased 17.6% between September 30, 2021 and 2020 due to organic growth in all markets and the addition of attributed lives in the Tennessee market during the fourth quarter of 2020.
Practice Collections
We define Practice Collections as the total collections from all practices in all markets and all sources of reimbursement (FFS, VBC and other) that we receive for delivering care and providing our platform and associated services. Practice Collections differ from revenue by adding collections from Non-Owned Medical Groups. Practice Collections increased 18.1% for the three months ended September 30, 2021 when compared to the same periods in 2020 and increased 17.3% for the nine months ended September 30, 2021 when compared to the same period in 2020 due to organic growth of our healthcare delivery business.
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(amounts in thousands, except for percentages)	2021	2020	2021	2020
Care Margin [1] ($)	$61,469	$46,738	$169,782	$136,317
Platform Contribution [1] ($)	$31,102	$21,497	$79,762	$59,184
Platform Contribution Margin [1] (%)	50.6%	46.0%	47.0%	43.4%
Adjusted EBITDA [1] ($)	$13,867	$9,131	$33,851	$23,202
Adjusted EBITDA Margin [1] (%)	22.6%	19.5%	19.9%	17.0%
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

Care Margin
We define Care Margin as total revenue less the sum of physician and practice expense. Our Care Margin generated from FFS revenue is contractual and recurring in nature, and primarily based on an individually negotiated percentage of collections for each practice that joins Privia. Our Care Margin generated from VBC revenue is based on a percentage of care management fees and shared savings collected. We view Care Margin as all of the dollars available for us to manage our business, including providing administrative support to our practices, investing in sales and marketing to attract new providers to the Privia Platform, and supporting the organization through our corporate infrastructure. We expect Care Margin will grow year-over-year in absolute dollars as we continue to expand our provider base. We would also expect our care management and shared savings economics in our VBC arrangements to improve on a per patient basis as we manage towards lower total cost of care for our Attributed Lives and move towards higher risk VBC arrangements over time. Care Margin increased 31.5% for the three months ended September 30, 2021 when compared to the same period in 2020 and 24.5% for the nine months ended September 30, 2021 when compared to the same period in 2020 due to organic growth of our medical practice business.
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

The following table provides a reconciliation of operating (loss) income, the most closely comparable GAAP financial measure, to Care Margin. For the three months ended September 30, 2021, Cost of platform included $4.9 million of stock-based compensation expense, Sales and marketing included $1.0 million of stock-based compensation expense, and general and administrative included $19.8 million of stock-based compensation expense. For the nine months ended September 30, 2021, Cost of platform included $41.0 million of stock-based compensation expense, Sales and marketing included $8.7 million of stock-based compensation expense, and general and administrative included $178.8 million of stock-based compensation expense primarily related to the modification of outstanding options in connection with our IPO.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited and amounts in thousands)	2021	2020	2021	2020
Operating (loss) income	$(12,809)	$8,543	$(198,089)	$21,218
Depreciation and amortization	466	457	1,351	1,389
General and administrative	33,910	9,788	216,563	29,196
Sales and marketing	4,588	2,709	18,950	7,381
Cost of platform	35,314	25,241	131,007	77,133
Care margin	$61,469	$46,738	$169,782	$136,317
Platform Contribution
We define Platform Contribution as total revenue less the sum of (i) physician and practice expense, (ii) cost of platform and (iii) stock-based compensation expense included in Cost of platform. The following table provides a reconciliation of operating income, the most closely comparable GAAP financial measure, to Platform Contribution. For the three months ended September 30, 2021, Cost of platform included $4.9 million of stock-based compensation expense, Sales and marketing included $1.0 million of stock-based compensation expense, and general and administrative included $19.8 million of stock-based compensation expense. For the nine months ended September 30, 2021, Cost of platform included $41.0 million of stock-based compensation expense, Sales and marketing included $8.7 million of stock-based compensation expense, and general and administrative included $178.8 million. For the nine months ended September 30, 2021, $195.1 million of this stock-based compensation expense was recognized for the modification of outstanding options in connection with our IPO. We consider platform contribution to be an important measure to monitor our performance, specific to pricing of our services, direct costs of delivering care, and cost of our platform and associated services. As a provider spends a longer time on the Privia Platform, we expect the Platform Contribution from that provider to increase both in terms of absolute dollars as well as a percent of Care Margin. We expect that this increase will be driven by improving per provider revenue economics over time as well as our ability to generate operating leverage on our in-market infrastructure costs. Platform Contribution increased 44.7% for the three months ended September 30, 2021 when compared to the same period in 2020 and increased 34.8% for the nine months ended September 30, 2021 when compared to the same period in 2020 due to organic growth of our medical practice business.
Platform Contribution Margin
We define Platform Contribution Margin as Platform Contribution as a percentage of Care Margin. We consider Platform Contribution Margin to be an important measure to monitor our performance, specific to pricing of our services, direct costs of delivering care, and cost of our platform and associated services. As a provider spends a longer time on the Privia Platform, we expect the Platform Contribution from that provider to increase both in terms of absolute dollars as well as a percent of Care Margin. We expect that this increase will be driven by improving per provider revenue economics over time as well as our ability to generate operating leverage on our in-market infrastructure costs. Platform Contribution Margin was 50.6% for three months ended September 30, 2021 compared to 46.0% during the same period in 2020 and 47.0% for the nine months ended September 30, 2021 compared to 43.4% during the same period in 2020. We continue to make strategic investments to provide better service to both our patients and physicians at a pace slower than the increase in revenue.

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

The following table provides a reconciliation of operating income, the most closely comparable GAAP financial measure, to platform contribution:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited and amounts in thousands)	2021	2020	2021	2020
Operating (loss) income	$(12,809)	$8,543	$(198,089)	$21,218
Depreciation and amortization	466	457	1,351	1,389
General and administrative	33,910	9,788	216,563	29,196
Sales and marketing	4,588	2,709	18,950	7,381
Stock-based compensation(1)	4,947	—	40,987	—
Platform contribution	$31,102	$21,497	$79,762	$59,184
(1) Amount represents stock-based compensation expense included under Cost of Platform.
Adjusted EBITDA
We define Adjusted EBITDA as net (loss) income excluding interest income, interest expense, minority interest expense / income, depreciation and amortization, stock-based compensation, severance, other one time or non-recurring expenses and the benefit from income taxes. We include Adjusted EBITDA because it is an important measure on which our management assesses and believes investors should assess our operating performance. We consider Adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis. Adjusted EBITDA has limitations as an analytical tool including: (i) Adjusted EBITDA does not reflect the impact of stock-based compensation expense or the impact of withholding shares of outstanding common stock upon vesting, and (ii) Adjusted EBITDA does not reflect interest expense on our debt or the cash requirements necessary to service interest or principal payments. Adjusted EBITDA increased 51.9% for the three months ended September 30, 2021, when compared to the same period in 2020, and 45.9% for the nine months ended September 30, 2021, when compared to the same period in 2020 due to organic growth of our medical practice business.
Adjusted EBITDA Margin
We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of Care Margin. We included Adjusted EBITDA Margin because it is an important measure on which our management assesses and believes investors should assess our operating performance. We consider Adjusted EBITDA Margin to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis. Adjusted EBITDA Margin was 22.6% for three months ended September 30, 2021 an increase from 19.5% for the same period in 2020 and 19.9% for the nine months ended September 30, 2021 an increase from 17.0% for the same period in 2020 due to organic growth of our medical practice business.
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

The following table provides a reconciliation of net (loss) income attributable to the Company, the most closely comparable GAAP financial measure, to Adjusted EBITDA:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited and amounts in thousands)	2021	2020	2021	2020

Net (loss) income	$(9,115)	$16,685	$(176,251)	$27,380
Net loss attributable to non-controlling interests	(1,776)	(85)	(2,509)	(255)
Benefit from income taxes	(2,210)	(8,561)	(20,214)	(7,387)
Interest expense	292	504	885	1,480
Depreciation and amortization	466	457	1,351	1,389
Stock-based compensation	25,800	121	228,461	363
Other expenses(1)	410	10	2,128	232
Adjusted EBITDA	$13,867	$9,131	$33,851	$23,202

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
The Other revenue is derived from leveraging our existing base of providers and patients to deliver value-oriented services such as concierge services, virtual visits, virtual scribes and coding.
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
Interest Expense
Interest expense consists primarily of interest payments on our outstanding borrowings under our Term Loan Facility. See “Liquidity and Capital Resources—General and Note Payable.”
Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the three and nine months ended September 30, 2021 and 2020.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021	2020	Change ($)	Change (%)	2021	2020	Change ($)	Change (%)
(in thousands)
Revenue	$251,524	$207,170	$44,354	21.4%	$690,887	$603,376	$87,511	14.5%
Operating expenses:
Physician and practice expense	190,055	160,432	29,623	18.5%	521,105	467,059	54,046	11.6%
Cost of platform	35,314	25,241	10,073	39.9%	131,007	77,133	53,874	69.8%
Sales and marketing	4,588	2,709	1,879	69.4%	18,950	7,381	11,569	156.7%
General and administrative	33,910	9,788	24,122	246.4%	216,563	29,196	187,367	641.8%
Depreciation and amortization	466	457	9	2.0%	1,351	1,389	(38)	(2.7)%
Total operating expenses	264,333	198,627	65,706	33.1%	888,976	582,158	306,818	52.7%
Operating (loss) income	(12,809)	8,543	(21,352)	(249.9)%	(198,089)	21,218	(219,307)	(1033.6)%
Interest expense	292	504	(212)	(42.1)%	885	1,480	(595)	(40.2)%
(Loss) income before benefit from income taxes	(13,101)	8,039	(21,140)	(263.0)%	(198,974)	19,738	(218,712)	(1108.1)%
Benefit from income taxes	(2,210)	(8,561)	6,351	(74.2)%	(20,214)	(7,387)	(12,827)	173.6%
Net (loss) income	(10,891)	16,600	(27,491)	(165.6)%	(178,760)	27,125	(205,885)	(759.0)%
Less: Loss attributable to non-controlling interests	(1,776)	(85)	(1,691)	1989.4%	(2,509)	(255)	(2,254)	883.9%
Net (loss) income attributable to Privia Health Group, Inc.	$(9,115)	$16,685	$(25,800)	(154.6)%	$(176,251)	$27,380	$(203,631)	(743.7)%

Revenue
The following table presents our revenues disaggregated by source:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Dollars in Thousands)	2021	2020	Change ($)	Change (%)	2021	2020	Change ($)	Change (%)
FFS-patient care	$200,208	$168,622	$31,586	18.7%	$550,607	$474,816	$75,791	16.0%
FFS-administrative services	16,407	14,489	1,918	13.2%	47,162	42,663	4,499	10.5%
Shared savings	25,333	15,905	9,428	59.3%	62,045	49,441	12,604	25.5%
Care management fees (PMPM)	9,376	7,024	2,352	33.5%	27,321	20,320	7,001	34.5%
Other revenue	200	1,130	(930)	(82.3)%	3,752	16,136	(12,384)	(76.7)%
Total Revenue	$251,524	$207,170	$44,354	21.4%	$690,887	$603,376	$87,511	14.5%

Three months ended September 30, 2021 and 2020.
Revenue was $251.5 million for the three months ended September 30, 2021, an increase of $44.3 million or 21.4%, compared to $207.2 million for the three months ended September 30, 2020. Key drivers of this revenue growth were FFS–patient care revenue which increased $31.6 million or 18.7%, shared savings revenue, which increased $9.4 million or 59.3%, care management fees (PMPM), which increased $2.4 million or 33.5% and FFS-administrative services which increased $1.9 million or 13.2%, partially offset by a decrease in other revenue of $0.9 million or 82.3%.
Growth in FFS-patient care revenue and FFS-administrative services was primarily attributed to an increase in visit volumes as COVID-19 restrictions, including temporary lockdowns, were lifted in certain states as well as the addition of new providers. As of September 30, 2021, we had 2,826 implemented providers compared to 2,454 as of September 30, 2020, an increase of 15.2%. Care management fees (PMPM) growth was due mainly to an increase in the total number of VBC contracts that include the payment of care management fees and an increase in Attributed Lives. Shared savings growth was primarily due to more Attributed Lives in government programs as well as performance in those programs during 2020 that was greater than previously estimated. The decrease in other revenue was driven by various immaterial items.
Nine months ended September 30, 2021 and 2020.
Revenue was $690.9 million for the nine months ended September 30, 2021, an increase of $87.5 million or 14.5% compared to $603.4 million for the nine months ended September 30, 2020. Key drivers of this revenue growth were FFS–patient care revenue which increased $75.8 million or 16.0%, shared savings revenue, which increased $12.6 million or 25.5%, care management fees (PMPM), which increased $7.0 million or 34.5% and FFS-administrative services which increased $4.5 million or 10.5%, partially offset by a decrease in other revenue of $12.4 million or 76.7%.
Growth in FFS - patient care revenue and FFS-administrative services was primarily attributed to an increase in visit volumes as COVID-19 restrictions are lifted in certain states as well as the addition of new providers. Care management fees (PMPM) growth was due mainly to an increase in the total number of VBC contracts that include the payment of care management fees and an increase in Attributed Lives. Shared savings growth was primarily due to more Attributed Lives in government programs as well as performance in those programs during 2020 that was greater than previously estimated. The decrease in other revenue was primarily driven by the grant funds received as part of the CARES Act Provider Relief Fund in 2020 as additional funds were not received in 2021 as part of the CARES Act Provider Relief Fund.
Operating Expenses

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Dollars in Thousands)	2021	2020	Change ($)	Change (%)	2021	2020	Change ($)	Change (%)
Operating Expenses:
Physician and practice expense	$190,055	$160,432	$29,623	18.5%	$521,105	$467,059	$54,046	11.6%
Cost of platform	35,314	25,241	10,073	39.9%	131,007	77,133	53,874	69.8%
Sales and marketing	4,588	2,709	1,879	69.4%	18,950	7,381	11,569	156.7%
General and administrative	33,910	9,788	24,122	246.4%	216,563	29,196	187,367	641.8%
Depreciation and amortization expense	466	457	9	2.0%	1,351	1,389	(38)	(2.7)%
Total operating expenses	$264,333	$198,627	$65,706	33.1%	$888,976	$582,158	$306,818	52.7%
Physician and practice expenses
Physician expenses were $190.1 million for the three months ended September 30, 2021, an increase of $29.7 million, or 18.5%, compared to $160.4 million for the three months ended September 30, 2020. This increase was driven primarily by higher FFS-patient care revenue and growth in Implemented Providers.
Physician expenses were $521.1 million for the nine months ended September 30, 2021, an increase of $54.0 million or 11.6%, compared to $467.1 million for the nine months ended September 30, 2020. This increase was driven primarily by higher FFS-patient care revenue and growth in Implemented Providers partially offset by a decrease in grant expense.
Cost of platform
Cost of platform expenses were $35.3 million for the three months ended September 30, 2021, an increase of $10.1 million, or 39.9%, compared to $25.2 million for the three months ended September 30, 2020. This increase was primarily driven by the increase of $4.9 million of stock-based compensation expense recognized during the three months ended September 30, 2021, increase in consulting costs of $2.2 million and an increased investment in salaries and benefits of $2.2 million as we continue to grow.

Cost of platform expenses were $131.0 million for the nine months ended September 30, 2021, an increase of $53.9 million, or 69.8% compared to $77.1 million for the nine months ended September 30, 2020. This increase was primarily driven by the increase of $41.0 million of stock-based compensation expense recognized during the three months ended September 30, 2021 primarily related to the modification of vesting terms of options in connection with the Company’s IPO, an increased investment in salaries and benefits of $6.1 million as we continue to grow and an increase in consulting costs of $4.6 million.
Sales and marketing
Sales and marketing expenses were $4.6 million for the three months ended September 30, 2021, an increase of $1.9 million, or 69.4%, compared to $2.7 million for the three months ended September 30, 2020. This increase was driven primarily by the increase of $1.0 million of stock-based compensation expense recognized during the three months ended September 30, 2021 and an increase in salaries and benefits of $0.7 million.
Sales and marketing expenses were $19.0 million for the nine months ended September 30, 2021, an increase of $11.6 million, or 156.7%, compared to $7.4 million for the nine months ended September 30, 2020. This increase was primarily driven by the increase of $8.7 million of stock-based compensation expense recognized during the nine months ended September 30, 2021, primarily related to the modification of vesting terms of options in connection with the Company’s IPO and an increase in salaries and benefits of $2.4 million..
General and administrative
General and administrative expenses was $33.9 million for the three months ended September 30, 2021, an increase of $24.1 million, or 246.4%, compared to $9.8 million for the three months ended September 30, 2020. The increase was primarily driven by the increase of $19.7 million of stock-based compensation expense recognized during the three months ended September 30, 2021, an increase in salaries and benefits of $2.3 million and an increase of $0.4 million in consulting services primarily related to the Company’s IPO.
General and administrative expenses were $216.6 million for the nine months ended September 30, 2021, an increase of $187.4 million, or 641.8%, compared to $29.2 million for the nine months ended September 30, 2020. This increase was primarily driven by the increase of $178.4 million of stock-based compensation expense recognized during the nine months ended September 30, 2021 primarily related to the modification of vesting terms of options in connection with the Company’s IPO, an increase in salaries and benefits of $4.3 million and an increase of $2.0 million in consulting services primarily related to the Company’s IPO.
Depreciation and amortization expense
Depreciation and amortization expenses remained relatively consistent for the three and nine months ended September 30, 2021 as compared to the same periods in 2020.
Interest expense
Interest expense was $0.3 million for the three months ended September 30, 2021, a decrease of $0.2 million, or 42.1%, compared to $0.5 million for the same period in 2020. The decrease was primarily driven by the repayment of a note payable to related parties in 2020.
Interest expense was $0.9 million for the nine months ended September 30, 2021, a decrease of $0.6 million, or 40.2%, compared to $1.5 million for the nine months ended September 30, 2020. The decrease was primarily driven by the repayment of a note payable to related parties in 2020.
Benefit from income taxes
The benefit from income taxes of $2.2 million for the three months ended September 30, 2021 decreased $6.4 million when compared to the benefit from income taxes of $8.6 million for the same period in 2020. The benefit for the three months ended September 30, 2020 is primarily the result of the removal of the valuation allowance as the weight of all positive evidence outweighs the weight of the negative evidence when evaluating the ability for the deferred tax asset to be realized in the future. The benefit for the three months ended September 30, 2021 is primarily the result of the pre-tax loss offset by the non-deductible stock-based compensation expense related to the modification of vesting terms of options in connection with the Company’s IPO and its impact on the annualized effective tax rate applied to quarter to date pretax results, in addition to the windfall tax benefit recorded on stock option exercises during the quarter..
The benefit from income taxes of $20.2 million for the nine months ended September 30, 2021 increased $12.8 million when compared to the benefit from income taxes of $7.4 million for the same period in 2020. The benefit from the nine months ended September 30, 2020 is primarily the result of the removal of the valuation allowance as the weight of all positive evidence outweighs the weight of the negative evidence when evaluating the ability for the deferred tax asset to be realized in the future. The benefit for the nine months ended September 30, 2021 is primarily the result of the pre-tax loss offset by the non-deductible stock-based compensation expense related to the modification of vesting terms of options in connection with the Company’s IPO.

Additionally, The benefit for the 3 months ended September 30, 2020 is higher than the nine months ended September 30, 2020 due to the release of the valuation allowance in the third quarter of 2020 as that is the period that the weight of all available evidence outweighed the weight of the negative evidence when evaluating the ability for the deferred tax asset to be realized in the future. Prior to the third quarter in 2020, tax expense was realized as a result of the increase in the deferred tax liability with all other deferred tax balances offset by the full valuation allowance recorded.
Net loss attributable to non-controlling interests
Net loss attributable to non-controlling interests was $1.8 million for the three months ended September 30, 2021, an increase of $1.7 million, compared to $0.1 million for the same period in 2020 and is primarily due to an increase in net loss before non-controlling interest.
Net loss attributable to non-controlling interests was $2.5 million for the nine months ended September 30, 2021, an increase of $2.2 million, compared to $0.3 million for the same period in 2020 and is primarily due to an increase in net loss before non-controlling interest.
Liquidity and Capital Resources
General
To date, we have financed our operations principally through sale of our equity, payments received from various payers and through borrowings under the Credit Facilities. As of September 30, 2021, we had cash and cash equivalents of $362.1 million. We received $211.0 million of net proceeds received from the Company’s IPO and Anthem private placement on May 3, 2021. Our cash and cash equivalents primarily consist of highly liquid investments in money market funds and cash.
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
Indebtedness
On December 31, 2018, we assumed $8.7 million in notes payable to related parties as part of a merger with a sister organization. The notes mature on dates ranging from December 2020 to December 2021 and have interest rates ranging from 1.25% to 2.93%. On October 31, 2020, $4.0 million of related party receivables was used to repay $4.0 million of the notes payable to related parties, leaving $4.7 million of notes payable to related parties. The Company paid interest of $0.2 million through October 31, 2020. In addition, on December 22, 2020, the remaining $4.7 million of notes payable to related parties was forgiven and assigned to BHG Holdings, leaving no remaining notes payable to related parties outstanding.
On November 15, 2019, the Company entered into a Credit Agreement (the “Original Credit Agreement”) by and among Privia Health, LLC, as the borrower, PH Group Holdings Corp., as a guarantor, certain subsidiaries of the Privia Health, LLC, as guarantors, Silicon Valley Bank, as administrative agent and collateral agent (the “Administrative Agent”), and the several lenders from time to time party thereto. The Original Credit Agreement provided for up to $35.0 million in term loans (the “Term Loan Facility”) that mature on November 15, 2024 with interest payable monthly at the lesser of LIBOR plus 2.0% or ABR plus 1.0% payable monthly (3.0% at March 31, 2021), plus up to an additional $10.0 million of financing (which was increased to $15.0 million in connection with the first amendment) in the form of a revolving loan (the “Revolving Loan Facility” and together with the Term Loan Facility, the “Credit Facilities”). We borrowed $35.0 million in term loans on November 15, 2019. During the first year of any loans, the Original Credit Agreement allowed for early repayment of part or all of the term loans in increments of $0.5 million with a pre-payment fee of 1% of any debt prepaid. After the first year from any borrowing, the debt may be repaid without the pre-payment fee.
During August 2021, the Company and certain of its subsidiaries entered into an assumption agreement and third amendment (the “Third Amendment”) to the Original Credit Agreement (as amended by the Third Amendment, the “Credit Agreement”).
The Third Amendment increased the size of the Revolving Loan Facility to $65.0 million, increased the letter of credit sub-facility to $5.0 million and extended the maturity date of the Credit Facilities to August 27, 2026. As amended, borrowings under the Credit Facilities bear interest at a rate equal to (i) in the case of eurodollar loans, LIBOR plus an applicable margin, subject to a 0.5% floor, and (ii) in the case of ABR loans, an ABR rate plus an applicable margin, subject to a floor of 1.5%. In addition, the Amendment, among other things, (i) changed the Term Loan Facility amortization schedule to 0.625% of the original principal amount of term loans for the fiscal quarters ending September 30, 2021 through and including June 30, 2024 and 1.25% of the original principal amount of term loans for the fiscal quarters ending thereafter and (ii) added a 1.0% prepayment premium for any term loans prepaid within six months of the effective date of the Third Amendment. The Third Amendment converted the financial covenants in the Original Credit Agreement to “springing” financial covenants, so that at any time our cash is less than 125% of the outstanding borrowings under the Credit Facilities, or at least $15.0 million of borrowings are outstanding under the Revolving Loan Facility, we will be required to maintain (i) a consolidated fixed charge coverage ratio of not less than 1.25 to 1.0, and (ii) a consolidated leverage ratio of no more than 3.0 to 1.0. As of September 30, 2021, we had $33.5 million aggregate principal amount of indebtedness outstanding under the Term Loan Facility, and no borrowings under the Revolving Loan Facility. We were in compliance with our debt covenants as of September 30, 2021.
Cash Flows
The following table presents a summary of our condensed consolidated cash flows from operating, investing and financing activities for the periods indicated.

	For the Nine Months Ended September 30,
	2021	2020
(in thousands)
Condensed Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$67,378	$42,230
Net cash used in investing activities	(396)	(380)
Net cash provided by (used in) financing activities	210,497	(548)
Net increase in cash and cash equivalents	$277,479	$41,302
Operating Activities
Net cash provided by operating activities was $67.4 million for the nine months ended September 30, 2021, an increase of $25.2 million, compared to $42.2 million for the same period in 2020. Significant changes impacting net cash provided by operating activities for the nine months ended September 30, 2021 compared to the same period in 2020 were as follows:
•Increase in (loss) of $(205.9) million from income of $27.1 million of net income during the nine months ended September 30, 2020 to $(178.8) million of net loss during the same period in 2021, primarily driven by the recognition of $228.5 million of stock-based compensation expense related to the modification of vesting terms of options in connection with the Company’s IPO.
•Decrease of $10.8 million in the increase related to accounts receivable, net, which was an increase for the nine months ended September 30, 2021 of $0.7 million compared to the same period in 2020 of $(10.1) million, primarily driven by an increase in accounts receivable, net due to an increase in FFS and VBC revenue.
•Decrease of $(12.6) million related to deferred tax benefit, which was an increase for the nine months ended September 30, 2021 of $(20.4) million as compared to the loss in the same period in 2020 of $(7.8) million, primarily due to the tax benefit generated as a result of the stock-based compensation expense related to the modification of vesting terms of options in connection with the Company’s IPO, which the majority is not currently deductible for tax purposes.
Investing Activities
Net cash used in investing activities remained relatively consistent for the nine months ended September 30, 2021 and 2020 and related to purchases of property and equipment in both periods.
Financing Activities
Net cash provided by financing activities was $210.5 million for the nine months ended September 30, 2021, an increase of $211.0 million, compared to $(0.5) million used for financing activities for the same period in 2020. This increase primarily related net proceeds from the Company’s IPO of $211.0 million during nine months ended September 30, 2021, and net proceeds from stock options exercised of $0.6 million.

Contractual Obligations, Commitments and Contingencies
Operating Leases. The Company leases office space under various operating lease agreements. The initial terms of these leases range from 2 to 7 years and generally provide for periodic rent increases, renewal, and termination operations. Total rent expense under operating leases was $0.5 million and $0.6 million for the three months ended September 30, 2021 and 2020, respectively, and $1.4 million and $1.8 million for the nine months ended September 30, 2021 and 2020, respectively.
Off Balance Sheet Obligations. We do not have any off-balance sheet arrangements as of September 30, 2021.
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
Interest Rate Risk
Our primary market risk exposure is changing prime rate-based interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. Our Credit Agreement bears interest at a floating rate equal to the lesser of LIBOR plus 2.0% or ABR plus 1.0%. As of September 30, 2021, we had total outstanding debt of $33.5 million in principal amount under the Loan Agreement. Based on the amount outstanding, a 100 basis point increase or decrease in market interest rates over a twelve-month period would result in a change to interest expense of $0.3 million.
Inflation Risk
Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2021.

Changes to our Internal Controls over Financial Reporting

There were no changes made to the Company’s internal control over financial reporting during the three and nine months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

10.1
Assumption Agreement and Third Amendment to the Credit Agreement, dated August 27, 2021, by and among Privia Health Group, Inc., as parent guarantor, Privia Health, LLC, as the borrower, certain other subsidiaries of Privia Health Group, Inc., as guarantors, Silicon Valley Bank, as administrative agent and collateral agent, and the several lenders from time to time party thereto (including conformed copy of the Credit Agreement attached as Exhibit B thereto). (incorporated by reference to Exhibit 10. 1 to the Company’s Current Report on Form 8-K filed on August 30, 2021)

10.11	Amendment No. 1 to the Registration Rights Agreement between Privia Health Group, Inc. and the other signatories party thereto dated October 29, 2021

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, filed herewith.

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Schema **

101.CAL	XBRL Taxonomy Definition **

101.DEF	XBRL Taxonomy Calculation **

101.LAB	XBRL Taxonomy Labels **

101.PRE	XBRL Taxonomy Presentation **
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

Privia Health Group, Inc.

Dated:	November 08, 2021	/s/ David Mountcastle
Name: David Mountcastle
Title: Chief Financial Officer and Authorized Officer