Form 10-K
period 2021-12-31
Privia Health Group, Inc.
filed 2022-03-25
CIK 1759655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K
_______________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
As of March 7, 2022 the registrant had outstanding 108,168,552 shares of common stock, $0.001 par value. As of June 30, 2021(the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates was approximately $1.42 billion based on the closing price per share of common stock on that date of $21.97 as reported on the NASDAQ.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the information called for by Part III of this Annual Report on Form 10-K is hereby incorporated by reference from the proxy statement for the registrant’s 2022 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the registrant’s fiscal year ended December 31, 2021.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include factors related to, among other things:
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
•our use, disclosure, and other processing of personal information is subject to various federal and state privacy and security regulations and our use, disclosure, and other processing of protected health information is subject to the Health Insurance Portability and Accountability Act of 1996;
•the continued availability of qualified workforce, including staff at our Medical Groups, and the continued upward pressure on compensation for such workforce; and
•other factors disclosed in the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K.
You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits to this Annual Report on Form 10-K with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Annual Report on Form 10-K, whether as a result of any new information, future events or otherwise.

PART I
ITEM 1. BUSINESS
Overview
Privia Health Group, Inc. (“Privia Health”, “we”, “our”, the “Company”) is a technology-driven, national physician-enablement company that collaborates with medical groups, health plans, and health systems to optimize physician practices, improve patient experiences, and reward doctors for delivering high-value care in both in-person and virtual care settings (the “Privia Platform”). We directly address three of the most pressing issues facing physicians today: the transition to the value-based care (“VBC”) reimbursement model, the ever-increasing administrative requirements to operate a successful medical practice and the need to engage patients using modern user-friendly technology. We seek to accomplish these objectives by entering markets and organizing existing physicians and non-physician clinicians into a unique practice model that combines the advantages of a partnership in a large regional medical group (each, a “Medical Group”) with significant local autonomy for the physicians (collectively, “Privia Physicians”) and non-physician clinicians (collectively “Privia Clinicians” and, together with the Privia Physicians, the “Privia Providers”) joining our Medical Groups. Other than Tennessee, where our Friendly Medical Group (as defined below) is actively negotiating with major health insurance plans after recently starting to operate under a “friendly PC” model, our Medical Groups are designated as in-network by all major health insurance plans in all of our markets, and all Privia Providers are credentialed with such health insurance plans.
Our platform is purpose-built, organizing physicians into cost efficient, value-based and primary-care centric networks bolstered by strong physician governance, and promotes a culture of physician leadership. The Privia Platform is powered by our proprietary end-to-end, cloud-based technology solution that integrates both Privia-developed and third-party applications into a seamless interface and workflow that manages all aspects of our Privia Providers’ provision of healthcare services (the “Privia Technology Solution”). We enhance the patient experience, improve practice economics and influence point of care delivery through investments in data analytics, revenue cycle management (“RCM”), practice and clinical operations and payer alignment. The Privia Platform is designed to succeed across demographic cohorts, acuity levels and reimbursement models, including traditional fee-for-service (“FFS”) Medicare, the Medicare Shared Savings Program (“MSSP”), Medicare Advantage, Medicaid, commercial insurance and other existing and emerging direct contracting programs with payers and employers. We believe that the Privia model is a highly scalable solution to help our nation’s healthcare system achieve the quadruple aim of better outcomes, lower costs, improved patient experience, and happier and more engaged providers. Our customers have affirmed our model, as Privia Health has rapidly become one of the nation’s leading independent physician companies since launching our first Medical Group in 2013.
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
The intended result of the Privia model is engaged physicians and non-physician clinicians delivering virtual and in-person high quality healthcare to patients with superior clinical outcomes and experiences at lower costs. We believe the Privia Platform is highly scalable, allowing us to both rapidly build density in new geographic markets and guide those markets from FFS to VBC by shifting the reimbursement model and helping our Privia Providers better manage the cost of care through a focus on quality and success-based reimbursement. This model is designed to enable significant growth, with significant revenue visibility, low invested capital and attractive margins. We believe the Privia Platform aligns with the direction healthcare is headed, including (1) a macro shift towards VBC models that focus on delivering coordinated, high quality care at lower total costs, (2) a greater focus on the patient experience and (3) a focus on optimizing provider workflow and bringing back the joy of practicing medicine. We believe our approach is highly attractive to a broad spectrum of physician practices given our significant value proposition and our comprehensive solution set.
We believe our technology-enabled platform is differentiated and well positioned to drive sustainable long-term growth, with attractive margins and attractive returns on invested capital. The Privia Platform has the following key attributes:
•Addresses a Large Total Addressable Market (“TAM”): Targets a large and growing TAM (physician enablement market estimated to be $1.9 trillion, with an ability to serve over 1 million providers in the U.S.).
•Purpose-Built to Scale Nationally: Flexible model to enter new markets with multiple types of physician practices (more than 485,000 primary care physicians and more than 535,000 physician specialists in the U.S.).
•Powered by the Privia Technology Solution: Comprehensive cloud-based technology-enabled platform designed to optimize provider workflow across the full continuum of reimbursement environments as well as both virtual and in-person care settings (eliminates the need to buy and integrate more than 30 point solutions).

•Establishes Provider Density in Local Markets: Supports a proven expansion strategy resulting in increased relevance with payers and patients (over 870 care center locations across seven states and the District of Columbia, targeting over 100 metropolitan statistical areas (“MPSAs”) located within those geographical markets).
•Designed to Transform Care Delivery: Designed to transition care delivery in each market from FFS to VBC and to enhance the care model and ability of Privia Providers to manage higher risk patients (more than $576 million total savings generated across Commercial, Medicare Advantage, Medicare Shared Savings, and Medicaid since 2014; patient NPS of 85).
•Demonstrates Physician Value Proposition Consistently: Reduces administrative burden and generally increases provider profitability (95% Privia Provider retention rate over the past five years in addition to a six-time (2016-2021) HFMA MAP Award recipient for high performance in revenue cycle).
•Generates Attractive Financial Results: Has an established scale, diversified revenue mix with no single payer or individual practice concentration, and is profitable and capital efficient with attractive growth (for the year ended December 31, 2021, approximately $966.2 million in revenue and more than $1.63 billion total practice collections, high return on invested capital with superior unit economics and high free cash flow conversion). See “Key Metrics” for a discussion of practice collections.
•Led by a Highly Experienced Executive and Physician Leadership Team: Our management team has significant experience leading payer, provider and healthcare information technology organizations.
We believe our model is highly scalable. Privia currently operates in seven states and the District of Columbia, covering over 100 target MPSAs (including over 30 out of the largest 100 MPSAs). We aim to build relevance in each of our markets with all key constituents (physicians, non-physician clinicians, patients, government programs, commercial payers and employers). Privia started by partnering with small and large independent physician practices focused on primary care, pediatrics, women’s health, and select subspecialties focused on treating chronically ill patients. As of December 31, 2021 we now have more than 3,300 service professionals on our platform who are credentialed and bill for medical services, in both Owned and Non-Owned Medical Groups (as defined below), (“implemented providers”). Once a provider signs an agreement to join Privia, there is a five-to-eight month period on average before that provider is implemented on our platform. This time lag between signing and implementing a provider gives us very high visibility into total practice collections over a forward twelve-month period. Our implemented providers operate in over 870 care center locations providing care to over 3 million patients, including approximately 488,000 commercial patients who have selected one of our Medical Groups as their provider of primary care services, as measured at the end of a particular period (“attributed lives”), approximately 104,000 Medicare Advantage attributed lives, 142,000 Medicare Shared Savings / Maryland CPC+ Program attributed lives, and over 52,000 Medicaid attributed lives. In addition, we currently have over 170,000 patients aging into Medicare over the next five years. Our confidence in our business model is based on our belief that the Privia Platform works across all geographies and will allow us to enter many new markets across the country over the coming decades and fundamentally move those markets to VBC. We recently began offering Privia Care Partners, a more flexible provider affiliation model, to providers who do not desire to join one of our Medical Groups. This model will initially aggregate providers in certain of our existing markets as well as new markets who are looking solely for VBC solutions without the necessity of changing EMR platforms. Providers participating in Privia Care Partners will be clinically integrated to allow for joint contracting with payers. We will continue to furnish population health services, reporting and analytics to such providers along with a menu of management services from which providers may choose. We launched Privia Care Partners on January 1, 2022 with over 25,000 attributed lives in partnership with over 300 providers in approximately 100 care center locations.
Under our standard model, Privia Physicians join the Medical Group in their geographic market as an owner of the Medical Group. We own a majority interest in certain of our Medical Groups (each, an “Owned Medical Group”), with Privia Physicians collectively owning a minority interest, and we own no interest in certain other Medical Groups (each, a “Non-Owned Medical Group”). In those markets in which state regulations do not allow us to own Medical Groups, the Non-Owned Medical Groups are owned either (a) 100% owned by the Privia Physicians or (b) majority owned, indirectly through a professional entity (“Nominee PC”), by a licensed physician holding a Privia leadership position (such physician leader, a “Nominee Physician” and each such Non-Owned Medical Group owned in this manner, a “Friendly Medical Group”). Our Non-Owned Medical Group Privia Physicians, who owned their own practices prior to joining Privia, continue to own their historical practice entities (“Affiliated Practices”) but those Affiliated Practices no longer furnish healthcare services and Privia Physicians are contractually obligated to furnish all healthcare services through their Medical Group. The Medical Groups have no ownership in the underlying Affiliated Practices, but the Affiliated Practices do provide certain services to the Medical Groups, such as use of space, non-physician staffing, equipment and supplies.
We provide management services to each Medical Group though a local management services organization (each, a “MSO”) established with the objective of maximizing the independence and autonomy of our Privia Physicians, while providing Medical Groups with access to VBC opportunities either directly or through Privia-owned accountable care organizations (each, an “ACO”). We have national committees that distribute quality guidance, and we employ Chief Medical Officers who provide clinical oversight and direction over the clinical affairs of the Owned Medical Groups. Additionally, we hold the provider contracts, maintain the patient records, set reimbursement rates, and negotiate payer contracts on behalf of the Owned Medical Groups.
We principally derive our revenues from the following three sources: (i) FFS- patient care revenue generated from providing healthcare services to patients through Privia Providers of Owned Medical Groups and Friendly Medical Groups, in addition to management and administrative services earned for administrative services provided through to Non-Owned Medical Groups (“FFS-administrative services”), (ii) VBC revenue collected on behalf of our Privia Providers in the form of management and administrative fees, which, at this time, are primarily in the form of per member per month (“PMPM”) fees and shared savings, which includes quality bonuses, and (iii) other revenue from additional services offered by Privia to its Privia Providers or directly to patients or employers. The operations of our Owned Medical Groups, owned ACOs, owned MSOs and Friendly Medical Groups (as defined below) are reflected within our consolidated financial results.
Who We Are
Privia Health is a technology-driven, national physician-enablement company designed to transform the healthcare delivery experience for physicians and patients, while increasing value to payers. We enter markets, organize providers, drive operational and clinical improvements, and transition the market to VBC. Among many “pain points” in the healthcare market today, providers across the country are spending less time with patients, losing autonomy, and operating with outdated, fragmented point solution technology. By harnessing a platform built on the foundational principles of talent, tools, and technology, we created a solution for building, scaling and optimizing the performance of both our Owned Medical Groups, through which we provide healthcare services, as well as our managed Non-Owned Medical Groups. Our integrated model and approach seek to reduce the physicians’ administrative burden and help accelerate the transition to VBC. This model creates a differentiated experience that is patient-centric, physician-led and payer-agnostic. As a result, we enable physicians to maintain their legacy practice assets while benefiting from being part of a larger Medical Group supported by a national organization. We are helping to drive the transition to VBC while serving FFS needs with an economically sustainable model that builds physician’s experience and confidence, enabling success with the transition to participate in more advanced VBC programs.
Privia Health Operating Model
The Privia operating model has the following characteristics:
•Proven, scalable, replicable and flexible;
•Single Tax-ID Number (“TIN”) Medical Group, primary care-oriented in each local geographic market;
•Management services and clinical organization enabled by the Privia Technology Solution; and
•Market specific strategies—Accountable Care Organizations and ancillary services (e.g., clinical lab, pharmacy and imaging) based on market dynamics.
The Privia Platform is powered by the Privia Technology Solution, which optimizes provider workflow across the full continuum of reimbursement arrangements. The platform supports multiple provider types (51 specialties currently represented), enables scalable operations, and delivers patient centric in-person and virtual access to care, attractive quality metrics, and lower cost of care. It efficiently integrates multiple data points to build a single view of the patient, allowing our Privia Providers to serve patients across demographics and medical complexities. Our platform scales across different markets by succeeding in all reimbursement models and delivering next generation VBC capabilities. We seek to continuously enhance the Privia Technology Solution to improve provider well-being and patient satisfaction.
At our core, we believe in bringing back to physicians the joy of practicing medicine and the passion for their profession. As a physician-led organization, we know the vital role providers play in improving patient health outcomes while curbing healthcare spending and waste.
Privia Health is changing healthcare: We meet providers where they are on the value continuum and partner with health plans, health systems, and employers to align reimbursements to quality, outcomes, and performance. Our model has proven to be successful and replicable across multiple geographies. Our platform is led by top industry talent, exceptional physician leadership, and consists of scalable operations, and end-to-end, cloud based technology that reduces unnecessary healthcare costs, achieves better outcomes, and improves the health of patients and the well-being of providers.
Our tailored solutions are designed to enable providers to practice medicine efficiently and effectively, thrive in both FFS and VBC environments, and improve the quality of their patient interactions, all of which lead to improved patient outcomes. We further enable our Medical Groups to succeed as the payer, patient and employer needs shift over time in each of our markets.
Privia’s goal is to reimagine the approach to managing physician organizations and optimize their performance by creating a platform that caters to their unique needs. We do this through five key elements of our platform: (i) focusing on technology and population health, (ii) establishing a single-TIN Medical Group and governance model in each geographic market, (iii) owning and operating a MSO in each local market, (iv) building ACOs to capture VBC opportunities, and (v) offering a high quality, low cost provider network for purchasers and payers.

Trends impacting the U.S. healthcare system
Challenges Physicians Confront Today
Physicians across the country face tremendous challenges in managing their practices. Care delivery platforms today are not set up to succeed in different reimbursement models as healthcare shifts from FFS to VBC. We believe there is a multi-decade opportunity for primary care led physician groups to address rising healthcare costs, poor outcomes, and succeed in various VBC models. Success and reimbursement in these models are based on managing total cost of care for an underlying patient population and improving various quality metrics. We think these value-based models will evolve differently in terms of program structure and pace of progress depending on geographic market, demographic cohort and payer. However, traditional physician groups face challenges finding ways to lower costs while improving quality and increasing access to care across multiple geographies and patient cohorts. Physician practices have seen declines in profitability, limited access to capital and strained cash flows as the administrative burden to manage patients has increased. Complexity in payment models and outdated technology has also led to physician burn-out and has hindered physician to patient interactions. Healthcare insurance companies have narrowed their networks, leading to volume pressures that particularly impact independent practitioners. Physicians are at the center of these issues and are the key to the solution.
A survey of 700+ clinicians, clinical leaders and health care executives conducted by NEJM Catalyst and reported in April 2018 found the following:
•83% see physician burnout as a moderate or serious problem;
•82% believe that interventions to alleviate burnout should be targeted at the organizational level (e.g. systems and infrastructure enhancements); and
•54% identify off-loading clerical tasks (e.g. to scribes, population health facilitators) and 46% feel initiatives to improve electronic medical records and other IT systems would be helpful in reducing physician burnout.
Rising Healthcare Costs
Healthcare spending in the United States reached nearly $4.1 trillion in 2020 or $12,530 per person, according to Centers for Medicare and Medicaid Services (“CMS”), representing approximately 19.7% of U.S. GDP. This is more than any other country in the world and twice the OECD average. National health expenditures are projected to reach $16 trillion or 32% of GDP by 2030, according to CMS, outpacing both GDP and inflation expectations. Privia’s solutions help rein in healthcare costs, while improving patient experience and provider efficiency.
Wasteful Spending
A 2019 study by the Journal of American Medical Association estimated that approximately 25% of all healthcare spending is for unnecessary services, excessive administrative costs, fraud and other problems creating waste, implying approximately $760 billion to $935 billion of annual wasteful spending at current levels. In 2020, hospital care accounted for the largest portion of healthcare spending in the United States, representing 30.8% of the total. Proper management of chronic conditions can significantly reduce the incidence of acute episodes, which are the main drivers of trips to the emergency room and hospitalization, particularly among the elderly.
Sub-optimal Results
Despite high levels of spending, the United States healthcare system struggles to produce better health outcomes and to keep doctors and patients satisfied. Life expectancy in the United States was 77.3 years in 2020, compared to 82.1 years in comparable developed countries, and patient satisfaction with the healthcare system is low, as evidenced by a Net Promoter Score of 35 for the average primary care physician as shown in a WD Partners study conducted in 2019.
We build cost efficient primary care delivery networks in each of our markets to align incentives with public and commercial payers. We use our end-to-end, cloud-based technology-enabled platform to identify quality gaps, generate actionable reports and alerts, and automate patient outreach and education, to improve care coordination and reduce wasteful spend.
Transition to VBC
There are fundamental challenges and opportunities for improvement in the delivery of healthcare in the United States. Historically, healthcare delivery has centered on reactive care to acute events, which resulted in the development of an FFS payment model. By linking payments to volume of encounters and pricing for higher complexity interventions, the FFS model does not reward prevention, but rather unintentionally incentivizes the treatment of acute care episodes as they occur. The trend toward value-based payment systems has been supported at both the patient and policymaker level. We believe there is demand for technology-driven disruption that would shift the healthcare system to a value-based model. Our integrated platform enabled by data and technology has the potential to revolutionize the healthcare industry. As each geographic market evolves in its shift towards VBC, with our experience working in all reimbursement environments, Privia meets providers where they are on their transformative journey and enables them to accelerate and succeed in their transition.

On January 5, 2022 the Company announced that its Florida and the Mid-Atlantic ACOs entered into capitated payer arrangements. These agreements cover healthcare services provided to approximately 23,000 Medicare Advantage beneficiaries effective January 1, 2022. Capitated revenue is generated through what is typically known as an “at-risk contract.” At-risk capitation refers to a model in which the Company is entitled to fixed monthly fees from the third-party payer in exchange for providing healthcare services to attributed beneficiaries in Medicare Advantage plans. The fees are typically based on a percentage of the defined premium that payers receive from CMS. The Company is responsible for providing or paying for the cost of healthcare services required by those attributed beneficiaries. At-risk capitated fees are recorded gross in revenues because the Company is acting as a principal in arranging for, providing, and controlling the managed healthcare services provided to the attributed beneficiaries.
Our Market Opportunity
We believe there are approximately 1,000,000 total physicians and providers in the U.S. Our existing provider penetration and market share provides us with significant opportunity to grow in both our existing and new geographies. Our growth strategy is centered on capturing whitespace opportunity in existing markets and entering multiple new markets nationally over the next decade. We currently operate in seven states and the District of Columbia, with over 3,300 implemented physicians and providers, covering over 3 million patients. We believe we address a market opportunity of more than $1.9 trillion.
We understand that healthcare is local and that providers understand the unique needs of their patients and their community. With these issues in mind, Privia has been purpose-built to address a large market opportunity. Unlike peers who focus only on point solutions or narrow patient cohorts, we offer a national platform with localized solutions that meet the needs of physicians, patients and payers. We offer these dedicated providers the benefits of a larger organization while maximizing their independence, existing ownership and affiliation structures. Privia collaborates with an anchor medical group or a health system that has a strong reputation, physician leadership, and interest in embracing and amplifying VBC in its local market. We then develop a network around leading primary care providers and specialists.
Our goal since inception has been to solve problems physicians face regardless of reimbursement environment or patient type. As such, we are able to deploy our solution across the full healthcare continuum. Our model is designed to succeed across all provider specialties and reimbursement environments and with all payer types. We have demonstrated an ability to expand and scale across diverse geographic markets. We know that consumers want on-demand access to care, providers want a lower burden of administrative work, and payers want to lower total medical cost. Our platform offers an interoperable and user-friendly technology that is designed to meet the needs of patients, providers, and payers and allows us to access a large TAM.
For 2020, CMS reported that the private health insurance market represented approximately $2.8 trillion of aggregate healthcare spend in the United States, with Medicare and Medicaid representing approximately $829 billion and $671 billion, respectively. Nephron Research estimated in its January 2021 research report titled “The Dawn of Physician Enablement: Defining Healthcare in the 2020s” that the “physician enablement” market in which we participate represents up to $1.9 trillion of that total healthcare spend. We believe the flexibility of our model uniquely positions us to address this large market opportunity.
Our History
Privia Health was founded with a mission to improve and transform healthcare in order to enable doctors and their teams to focus on providing patients with high quality healthcare. In 2013, we launched Privia Medical Group with our first practice in Virginia. The following year, we expanded across the Mid-Atlantic region to Maryland and Washington D.C. In 2015, we launched our Georgia and South Texas markets. In 2016, we launched our group in North Texas. That same year, the Washington Post named Privia Health one of the “Top Workplaces” for a second consecutive year. In 2017, The Advisory Board Company listed Privia Health as one of the “Workplaces of the year” for employee engagement. In 2018, our current CEO, Shawn Morris joined and we also launched our Women’s Health specialty vertical. In 2019, we launched our Florida market and in 2020, we launched in Tennessee, started the Privia Pediatrics vertical, and announced a strategic alliance with a prominent children’s hospital in Texas. In addition, we received our sixth consecutive HFMA MAP award for high performance in revenue cycle (2016-2021). In 2021, we launched Privia Health in the California market and opened our third Medical Group in the State of Texas. From 2015 to 2021, we have averaged a 33% annual growth rate in providers joining our platform, which has resulted in a total attributed lives growth rate of 34%.
Total Attributed Lives in Value-Based Programs Growth
We define attributed lives as patients that a payer identifies in any VBC program that a Privia Medical Group is specifically responsible for managing. Reimbursement for managing these patients is partially or fully based on controlling the total cost of care and / or improving certain quality metrics.
We currently operate in seven states and the District of Columbia with over 3,300 implemented providers and more than 870 care center locations, targeting over 100 MPSAs (including over 30 out of the largest 100 MPSAs), and an addressable population of over 120 million. We define a market as a geographic area covered by one of our Medical Groups under a single-TIN. A market could comprise a single state, part of a state or a group of multiple states. Once we enter a market with an anchor medical group or health system, we establish provider density using an in-market and national sales and marketing team. We accelerate our go-to-market strategy using on the ground market intelligence and a data driven approach to add new practices to our medical group. As our medical groups grow, we transition our markets to value-based programs as demonstrated by the increase in our attributed risk lives across various programs.
We Are Engineered to be Scalable
We aim to build relevance in each of our markets with all key constituents (physicians, non-physician clinicians, patients, government programs, commercial payers and employers). Not only do we partner with small and large independent practices focused on primary care, pediatrics, women’s health, and select subspecialties focused on treating chronically ill patients, but we also partner with health systems to both support their current employed or affiliated providers and expand their reach by attracting independent providers in the region into a medical group. We believe the breadth of our approach represents a tremendous opportunity for Privia to provide an alternative physician alignment model to independent provider groups, health systems, and other providers.
Our deliberate focus on i) serving patients across the continuum of care, ii) succeeding in all reimbursement environments, iii) aligning with diverse provider groups in a capital efficient manner and iv) expanding nationally across multiple markets have led us to scale our operations meaningfully since inception. Our current scale, corporate, and technology infrastructure, payer and provider relationships and profitability, allow us to expediently enter and achieve profitability in each new geographic market.
The Privia Platform is Designed to Transform the Way Physicians Practice Medicine
Privia’s goal is to reimagine the approach to managing physician organizations and optimize their performance by creating a platform that caters to their unique needs. We do this through five key elements of our platform: (i) focusing on technology and population health, (ii) establishing a single-TIN Medical Group and governance model in each geographic market, (iii) owning and operating an MSO in each local market, (iv) building ACOs to capture VBC opportunities, and (v) offering a high quality, low cost provider network for purchasers and payers.
Technology and Population Health: Too often technology works against, rather than for, providers and patients. The Privia Technology Solution is designed with our physicians’ and patients’ input to enhance their workflows in both FFS and VBC settings, increasing patient engagement across all stages of a visit, including patient access, pre-visit, at the point of care (both in person and virtual) and post-visit. We seek to optimize our Privia Providers’ technology and marketing so patients can easily find a provider online, schedule an appointment and receive appointment reminders, all of which have been shown to improve patient retention and minimize costly no-shows. On our MyPrivia app, patients can schedule and complete a virtual visit, securely message providers and their care teams, schedule an office appointment, find care options within the Privia network, and access the patient portal. Our technology and tools embed workflow and insights directly into our EMR system so providers can seamlessly assess patients’ health, review their practice performance and provide a superior experience at the point of care (in-person or virtually). Most physician groups deal with an onslaught of disparate information coming from different sources—such as multiple payers and hospitals—resulting in confusion and disorganization for providers at the point of care. Unlike other peers, Privia manages the complexity in the background in order to create a unified workflow and experience for our Medical Groups, Privia Providers, their staff and patients. For example, Privia uses APIs with systems and data exchanges so that our Privia Providers do not need to access other systems during a patient visit, and our EMR interfaces generate approximately 8 million messages on a monthly basis. After the visit, our providers follow up with patients using automated education, transitional and chronic care management, care plans, behavioral health and more. We also use patient-satisfaction feedback to continuously improve the patient experience, refine care protocols and increase our Privia Providers’ online visibility. In 2019, we received the HIMSS Innovation Award for our exceptional PRQD program that collects required quality data directly from patients and automatically loads the results into patient records. Our proprietary virtual visit technology is fully integrated into our platform. As of December 31, 2021, our virtual visit platform had logged over 1.7 million visits, conducted by over 2,800 providers, across more than 45 medical specialties. The Privia Technology Solution is the cornerstone to our Medical Groups and ACOs’ ability to succeed across patient demographic cohorts and multiple lines of business (Medicare, Medicare Advantage, MSSP, commercial, etc.).
Single-TIN Medical Group: In each of our markets, we establish a primary care centric single-TIN Medical Group that facilitates payer negotiation, clinical integration and alignment of financial incentives. Our Medical Group governance structure allows Privia Providers to build a clinical culture that adapts to consumers’ and a region’s unique and evolving needs. Privia Providers in our Medical Groups collaborate in physician-organized delivery meetings to review performance data, share best practices, create an environment of accountability, and advance evidence-based medicine while maintaining significant autonomy. At the local leadership level, Privia Physicians across different practice locations, or care centers, meet regularly with support from Privia performance team members to drive local population health initiatives, engagement and performance. At the market Medical Group level, Privia Physicians, along with Privia team members, advise on priorities, set annual objectives, and approve payer contracts and performance distribution. Finally, at the national level, our Privia Physicians receive input from each market and establish priorities for operational improvements and clinical priorities. We believe that this integrated governance structure allows our Privia Physicians to focus on what is most important, taking care of patients, while having a voice in the strategic direction of business operations. The structure also allows previously disconnected providers to share ideas in a broader forum, sharing best practices with each other.
Management Services Organization: Privia enables our Privia Providers to focus on their patients, not paperwork. Our market-level MSOs leverage our scale to reduce administrative work, increase efficiency, and lower direct costs for our Privia Providers. Our payer contracting team works with multiple private and government payers across markets to construct and participate in VBC programs. As a six-time consecutive recipient of the prestigious HFMA MAP Award, our RCM team meets the high standards for financial results and patient satisfaction. Our team of performance consultants conduct business operations reviews and audits to optimize our Privia Physicians’ finances and productivity. Our procurement team develops opportunities to reduce practice expenses through participation in group purchasing. Our analytics team enables our Privia Providers to make more data-driven decisions on financial, operational, and clinical initiatives, resulting in same store practice growth across both FFS and VBC programs. Our clinical operations and informatics team ensures the “doctor’s voice” is present in our technology solutions to drive savings and optimize patient outcomes. Our innovative technology improves data security, bolsters the patient-provider relationship, and offers patients a seamless, coordinated experience.
Accountable Care Organizations: Privia has created consistent value across multiple markets and reimbursement models. Our physician-led, local market-based ACOs lower costs, engage patients, reduce inappropriate utilization, and improve coordination and patient quality metrics to drive VBC. Our scale and demonstrated quality metrics allow us to enhance reimbursements for delivering high-quality care. The Privia Technology Solution identifies quality gaps, sends patient satisfaction surveys, automates patient outreach and education, and generates reports and alerts to improve care coordination. Our platform proactively shares critical information at various points along the continuum of care to advance population health and streamline provider workflow. Our integrated tools result in cost savings for Privia Providers in both commercial and federal programs by diverting costly patient encounters. Patients who meet with a Privia Provider annually for wellness and preventive care experience on average 61% lower hospitalizations, 47% lower emergency room visits, and 25% lower risk-adjusted total cost of care.
In 2020, each ACO across our national network delivered high-value, cost-efficient care to more than 121,000 Medicare beneficiaries, achieving shared savings of approximately $87 million through the MSSP. Our total annual expenditures were 14% lower than the median MSSP ACO and 22% lower than total FFS Medicare. Our weighted average emergency room utilization was 22% lower than the median MSSP ACO and 28% lower than total FFS Medicare. Our weighted average outpatient facility spend was 22% lower than the median MSSP ACO and 35% lower than total FFS Medicare. Our weighted average inpatient facility spend was 20% lower than the median MSSP ACO and 29% lower than total FFS Medicare. We achieved CMS quality scores of 97 or higher for each of our regions in 2020 according to applicable CMS criteria. Since 2014, we have delivered total shared savings across government programs and commercial payers of more than $575 million, including nearly $281 million through participation in the MSSP. Our approach has been successful across Commercial, Medicare Advantage, MSSP, and Medicaid, from simpler pay-for-performance programs to more complex partial capitation and risk-based programs.
At the beginning of 2022, Privia Health launched three new Accountable Care Organizations (ACOs) in Maryland, Florida and Tennessee, with each participating in the Medicare Shared Savings Program (MSSP). This expands the Privia-owned ACOs to seven, including ACOs in Georgia, Gulf Coast Texas, North Texas and Virginia.
Network for Purchasers and Payers: Privia strives to bring all parts of the care delivery system together for an integrated care plan that is designed to lead to improved outcomes at lower cost. Our Medical Groups enable providers to connect across our platform to better understand the holistic needs of each patient and connect them with other aligned and informed providers to address their individual medical needs. This is accomplished by leveraging data from numerous sources and utilizing provider input based on local knowledge to develop aligned virtual narrow networks that are designed to address the unique needs of government and commercial payers as well as individual employers. We build these networks within our platform to enhance both the provider and the patient experience by removing administrative burden and enhancing efficient and coordinated patient communication. This capability also allows us to work with forward thinking health systems to increase alignment with employed, affiliated and independent physicians to optimize resource utilization through our cost-effective, clinically aligned model.
The Privia Technology Solution: Our Purpose-Built, End-to-End Technology-Enabled Platform
Our end-to-end, cloud-based technology-enabled platform streamlines the provider, patient and care team workflows focusing on each of the following aspects: i) patient access through various avenues (patient portal, mobile app and search engine optimization), ii) pre-visit analytics and preparation, iii) in-person or virtual care delivery and iv) post visit analytics, care-coordination and reporting. Our technology-enabled platform enables us to scale operations across over 3,300 implemented providers in multiple markets, enhance performance across multiple payer contracts and deliver superior quality care to patients across the demographic spectrum.
Our technology-enabled platform supports providers by leveraging machine learning and artificial intelligence to reduce or automate tasks that needlessly create administrative burden. In addition, our technology-enabled platform helps us scale operationally, as our product designers and engineers collaborate closely with clinical and operational teams to optimize workflows as we enter new markets and new payer contracts. Our platform is built on a modern cloud-based technology stack employing agile development cycles. Our technology architecture utilizes API standards for ease of implementing new functionalities and integrating with multiple external systems.
Patient Access: We optimize practices’ web presence so patients can easily find and schedule an appointment with a provider online and receive appointment reminders to fortify patient retention and avoid costly no-shows. We offer a seamless experience through our mobile app and patient portal that amplifies the patient and provider relationship. Our tools empower patients to access personal health information and stay connected with their providers by equipping physicians with the tools they need to deliver quality, affordable care when, where, and how patients need it.

•Capabilities: Practice Websites with Online Reputation Management (ORM) and Search Engine Optimization (SEO), Online Self-Scheduling and Physician Search, Mobile App, Online Check-in, Appointment Reminders, Secure Patient Messaging, 24/7 Nurse Triage Call Center, and 24/7 On-demand Virtual Visits for immediate or primary care.
•Outcomes: approximately 400 practice websites managed with approximately 470,000 monthly unique visits; approximately 1,800 providers on online scheduling; approximately 270,000 mobile app users monthly, over 90% mobile and 80% email collection rates; over 75% email open rate; and over 40% gap campaign closure rate.
Pre-visit: The Privia Platform prepares providers to more efficiently see patients, and facilitates improved outcomes before the patient enters the examination room. Our technology and tools embed insights directly into our EMR so providers can seamlessly assess both patients’ health and practice performance. We acquire data from across the healthcare ecosystem for a single view of the patient. Privia’s solutions preemptively identify opportunities before the patient visit, using huddle reports and patient stratification. Our platform allows providers to proactively identify patient attribution, open quality gaps, open coding gaps, assess patient risk level and determine care management eligibility.
•Capabilities: Interoperability, Interface Management, Patient Portal, Online Check-In, Kiosks, Huddle Reports, and Chart Preparation
•Outcomes: approximately 8 million messages in athenaNet interfaces monthly, ~3,000 file exchanges with payers per month on average, over 65% patient portal adoption rate
During Visit: Whether an appointment is in-person at one of our more than 870 care centers or through our leading telehealth platform, our platform ensures a streamlined provider and patient interaction. Privia integrates the quality workflow within the point-of-care in the EMR. Our solutions allow providers and care teams to close quality gaps during the patient visit by leveraging external data and enlisting patients for self-gap closure. The solutions are built on evidence-based guidelines managed by committees of physicians. Furthermore, we prioritize key risk adjustment gaps, recapture prior diagnoses and embed suspect medical conditions within the EMR.
•Capabilities: Embedded Virtual Visit Technology, Embedded Quality and Risk Gaps, Referral Decision Support, Virtual Scribes.
•Outcomes: Thorough patient examinations, over 4.0 average Stars Score across Medicare Advantage programs; over 97% quality score (MSSP); 100% of established markets with Merit-Based Incentive Payment System, or MIPS, fee schedule improvement.
Between Visits: After the visit, we support treatment with patient education tools, automated standing orders based health event data triggers, transitional and chronic care management, care plans, and more. We also use patient-satisfaction feedback to increase practices’ online visibility. Our system sends secure messages to patients within the patient portal and messages are sent on behalf of the provider and care team. Our proprietary care team application is integrated within the EMR and patient portal enabling clinical assessments and templates to guide care team’s workflows. Privia Connect, our proprietary provider community application, is a resource hub and training platform for all provider needs.
•Capabilities: Patient Portal, Patient Satisfaction Surveys, PRQD, Automated Patient Outreach, Care Plans, Care Management Application, Analytics Platform
•Outcomes
•Privia conducts over 84,000 patient surveys per week
•14% survey response rate
•Remediation of any negative feedback commenced within 24 hours
•Over 75% email open rate on all emails sent to patients; more than 41,000 gaps closed in 2019
•96% provider adoption of Privia Connect application; over 2,100 self-service knowledge-based articles; 85 online courses available
Virtual Visits—Mobilizing Doctors during the COVID-19 Outbreak Situation
Legacy telehealth platforms have traditionally offered virtual visits as an isolated encounter between a patient and a medical provider who do not have an existing relationship. In most instances, any clinical notes from the telehealth visit are not integrated into the patient’s primary EMR. This gap in clinical data typically contributes to poor health outcomes and increased healthcare costs. Privia’s proprietary virtual health platform is fully integrated with our patients’ EMR so our primary care providers can readily access data from virtual visits. Our patients can also use the telehealth platform to schedule a virtual visit with a provider of their choice, an in-person follow-up visit or a referral to a specialist. Therefore, our patients do not need to choose between a telehealth visit at their convenience and seeing a trusted provider.

At the end of 2019, approximately 250 Privia Providers conducted ~350 virtual visits per week. In March 2020, as COVID-19 rapidly became a global health issue and shelter-in-place orders were enacted, practices nationwide saw on average a 60% decrease in patient volumes. In response, Privia quickly launched provider and patient communication campaigns to transition from in-person to virtual visits, as clinically appropriate. Over 2,300 Privia Providers, representing more than 43 medical specialties, continued delivering care to patients via our proprietary telehealth platform. We further launched our 24/7 Virtual Clinic, providing on demand access to Privia Providers for immediate care if a patient’s primary care provider is not available. We are expanding the service directly to individuals and employers as they explore alternative fully integrated care models to manage a remote workforce.
Outcomes
In March 2020, Privia’s virtual visit volumes increased from ~100 per day to more than 6,000 per day on average without operational disruption and zero downtime on Privia’s proprietary virtual visit platform. Virtual visit volume increased rapidly, from approximately 0.3% of all visits prior to the COVID outbreak to more than 45% by the beginning of April 2020. As of December 31, 2021, over 750,000 distinct Privia patients have completed over 1.7 million virtual visits. Of all patients seen by a Privia Provider virtually, 95% did not return to the same doctor or another doctor in the same specialty for a follow up visit within seven days. During the year ended December 31, 2021, approximately 10-15% of our visit volume was delivered virtually across our markets and specialties and we anticipate that to hold steady post-COVID.
With our virtual visit capability fully embedded in our provider workflows and technology stack, Privia practices across our markets have leveraged the virtual health platform to drive improvements in provider productivity, new patient volume and market share.
Our Provider Partnership Approach
We are transforming healthcare by empowering physicians. We know that providers are uniquely positioned to reshape healthcare, but they need the right organization, tools, technology, talent and governance to support them. That is where Privia comes in. Our high-performance medical groups, proprietary technology, physician leadership and team-based approach help our providers manage the health of their communities through exceptional patient experiences. We follow a proven process to move providers and markets to value through the following:
•High-Performing Medical Groups: Privia forms high performing medical groups in each of its markets. Our structure allows providers to practice medicine as part of a larger clinically and financially integrated medical group while maintaining their legacy ownership structure and affiliations. Privia’s top-performing providers work together to optimize utilization and costs, improve the patient experience, and advance population health
•Superior Management Services Organization: Privia is a purpose-built organization that arms physicians with key expertise and assistance in crucial practice needs such as contract negotiations, RCM, clinical operations, information technology and administrative support so that physicians can focus on what matters: delivering high-quality care to patients across the continuum of care
•Enabling Transition to and Success in VBC: We partner with all provider types across all reimbursement programs including Medicare, Medicare Advantage, Medicaid, and Commercial to successfully navigate the transition to VBC. We enable providers to run a more fulfilling, financially viable practice while providing superior patient experiences
•Enhanced Patient Experience: We empower and engage patients with tools and technology, such as our MyPrivia mobile app, patient portal and telehealth capabilities. This approach prioritizes the patient-provider relationship and helps deliver care when, where, and how patients want to connect with their providers
•Superior Clinical Quality: Privia enables better clinical quality by putting patient outcome data in front of providers that they never had before and providing additional clinical programs, such as care management and behavioral health. For example, patients who meet with a Privia Provider annually for wellness and preventive care experience 61% lower hospitalizations, 47% lower emergency room visits, and 25% lower risk-adjusted total cost of care.
•Delivering Financial Rewards: Ultimately, our model results in significant financial rewards for our providers by i) enhancing provider efficiency and increasing patient panel sizes, ii) increasing revenue from FFS and value-based contracts and iii) reducing overall direct and indirect cost to provide care and manage their practices.
Governance and Physician Leadership Culture
Our multipurpose governance model includes a local governance structure to meet each market’s needs and continuously improves various aspects of our patient, physician and payer relationships. Privia Physicians hold the majority of board positions in our Owned Medical Groups and ACOs, including sole authority over matters related to the practice of medicine, and we either have exclusive authority over certain strategic issues such as mergers and acquisitions, and termination of our MSA or veto authority relative to certain strategic decision making. The intent being to balance physician leadership on clinical matters while acknowledging that certain matters will require action by Privia given the fact that Privia contributed the capital and intellectual knowledge to establish the Owned Medical Groups and ACOs. In addition, our National Physician Advisory Council (“NPAC”) brings together the clinical and executive local market leadership across the country to provide valuable input to improve our common technology-enabled platform, physician facing data reporting, common quality initiatives, marketing and product performance.
Under the auspices of the NPAC, various individual specialty collaboratives meet both locally and nationally to address common issues, bring best practices and models of success to the forefront. As an example, Privia Women’s Health focuses on advancing VBC and performance in women’s health, including participation in building VBC-contracting models with bundled payments and episodes of care, and including remote patient monitoring in pregnancy. The pediatric collaborative successfully brings forward strategies to engage patients and families in continuing pediatric care through continuous education, information, structural changes and innovative ways of keeping patients and family safe including virtual visits, drive through testing for COVID, vaccination programs, and triaging for in person visits.
Physician culture begins at selection of high performing, well-respected practices in their communities to join Privia, and continues with on boarding and implementation, continuous education on VBC, physician led PODS and participation at both the market and national executive and clinical leadership levels.
Our Impact
•Patients: Privia currently serves approximately 3 million patients across the continuum of care. Our total cost of care framework enables us to provide enhanced care regardless of whether the patient is healthy, early stage chronic, high risk, poly-chronic or a complex case. Our framework focuses on: i) expanded access through our more than 870 care center locations or virtually ii) proactive referral management iii) chronic care management and behavioral health and iv) complex care management and palliative care. Our technology provides an improved patient experience and better outcomes through our MyPrivia app and patient portal, including helpful automated reminders to stay on top of health events, 24/7 virtual immediate care and nurse care advice. As an example, patients who meet with a Privia Provider annually for wellness and preventive care experience 61% lower hospitalizations, 47% lower emergency room visits, and 25% lower risk-adjusted total cost of care. Patients enrolled in Privia’s diabetes program, which focuses on managing blood sugar, blood pressure, kidney disease, and cholesterol, experience 38% lower hospitalizations, 30% lower emergency room visits, and 27% lower risk-adjusted total cost of care than diabetics who do not enroll.
•Providers: Transforming healthcare requires innovative, diverse solutions that position providers at the forefront. Privia’s physician-led approach enables providers to practice medicine the way they want with the support they need, thrive in VBC, and stay connected with their patients. We combine talent, tools and technology to ensure that Privia Providers are less burdened with administrative tasks, spend more time with their patients and are rewarded for managing their patients’ cost of care effectively. As a result, the Privia Platform has grown significantly over the past few years, scaling from more than 250 implemented providers in 2014 to over 3,300 implemented providers on the platform today.
•Health Systems: Our physician expertise, top talent, and technology helps health systems navigate complex policies, competing priorities, and the changing healthcare landscape. Privia solves these challenges by advancing immediate business goals, aligning physicians, and positioning the health system organization for long-term success in a value-based market. We partner with forward thinking providers to address their most pressing needs by providing i) a physician alignment platform for health systems seeking a more efficient model to align and build loyalty with community physicians ii) a medical group enablement strategy for health systems looking to reduce operating losses from an employed medical group and iii) a medical group privatization strategy for health systems seeking to eliminate subsidies from a physician employment model. Our flexible, scalable, capital-efficient model generates cost savings and top-line growth in a shifting reimbursement environment. Our team’s vast industry knowledge and experience with health plans (including health system or integrated delivery network owned) and physician groups inform our practice management, VBC, and IT support and implementation. This expertise drives consistency, repeatability, and scalability of workflows, metrics, and outcomes. Our cloud-based technology unites physicians and integrates into health systems’ existing workflows. This seamless data delivery at the point of care increases connectivity, improves care coordination, and provides data to negotiate risk-based payer contracts and engage patients of a health system.
•Payers: We differentiate payers’ benefits and network designs to expand market share and remain competitive. Privia offers tools that enrich the patient experience, optimize utilization, steer care to cost-efficient settings, and embrace value-based contracts. Our high-performance, localized provider networks leverage technology and care coordination to lower the risk of costly patient events and improve health outcomes. Our tools engage patients, close care gaps, and connect primary care providers and specialists to avoid unnecessary patient encounters. We align incentives with our payer partners by linking performance to rewards and enter into innovative custom contracts serving all demographics and populations across the continuum of care.
•Employers: Privia seeks to create significant benefits directly to employers through the improvement of benefit design, simplicity of use and reduced friction with the healthcare system. We deliver high performance networks, custom network design, advanced telehealth capabilities, and patient engagement tools. We work with employers to deliver innovative, customized medical benefits packages supported by our cost-efficient, high-quality provider networks. Our enhanced primary care model offers superior care to their employees while lowering per-member, per-year costs. Our high-performance networks connect primary care and specialty providers to ensure employee care is streamlined, coordinated, and efficient. With 24/7 accessibility and a user-friendly interface, our virtual visits technology can save time, decrease absenteeism, and improve employee satisfaction. Patients can message providers, refill prescriptions, view test results, pay bills, and schedule visits through our mobile app or patient portal.
Our Value Proposition
Privia is a technology-enabled platform designed to transform the healthcare delivery experience for patients and physicians. We believe that employed and independent providers are seeking an alternative platform to help them navigate and succeed in an environment of shifting reimbursement mechanisms and consolidation among health systems, payers, and other sectors in the healthcare ecosystem. Moreover, the government, patients, and employers continue to expect primary care providers to provide better access, lower total cost, and higher-quality care, which we believe is a powerful trend in our favor.
Privia is expanding its technology-enabled platform designed to transform the healthcare delivery experience from a traditional FFS to VBC reimbursement model. We believe that our platform enables us to enter new geographies, establish our primary care centric provider network and move markets toward transformational VBC. We serve patients across demographics and medical complexities and also participate in different reimbursement models.
We align our success with that of our Privia Physicians and enable them to maximize the potential of their practices across their entire patient panel. Our proven, flexible platform delivers tailored solutions to secure providers’ futures, regardless of their starting point on the transition to value.
•FFS: At the onset of our relationship, we seek to create value for our Privia Providers through more competitive payer contracts, improved patient volume, strengthened networks, and revenue cycle and productivity gains driven by our technology-enabled platform.
•VBC: Over time, we create incremental value for our Privia Providers by enabling them to succeed in VBC models which are highly aligned with payers. Our technology, training, robust networks and governance structures are foundational components powering our track record of success in programs such as enhanced reimbursement through the MSSP, Medicare Advantage, Medicaid, commercial and other direct payer and employer contracting programs.
We align incentives with our Privia Physicians and those who fund healthcare spend by designing our revenue model such that we share in the benefit of our partners achieving better outcomes, regardless of reimbursement environment. Because we are paid a percentage of our practices’ revenues, our fees are aligned with our Privia Physician practices’ revenue streams, including both FFS and VBC reimbursements, and particularly the latter as we continue moving into successful long term value-based arrangements. We sign multiyear contracts with our Privia Physicians, creating highly predictable and recurring revenue. This stable revenue stream and our demonstrated ability to scale inform our growth plans as well as our ability to achieve attractive unit economics.
Our end-to-end, cloud-based technology-enabled platform improves practice efficiency, patient and provider experiences and healthcare outcomes. Our technology-enabled platform is designed to increase provider workflow efficiency, to enhance patient experience and engagement, achieves lower total cost of care, improves healthcare outcomes and increases revenue for our Privia Physicians’ practices, enabling them to succeed across changing reimbursement environments. In addition, our platform eliminates the need for our Medical Groups to purchase and integrate numerous single-point solutions, thereby removing administrative burden and enhancing overall provider experience.
Our platform is designed to improve patient outcomes through superior clinical quality. Privia brings a value-based philosophy of clinical care that leads to higher quality results. Through advanced analytics we identify rising risk and high-risk patients, and ensure that all patients receive the necessary preventive care. We provide additional clinical support to our Privia Providers and patients through an integrated care team model—including nurse care managers, care coordinators, chronic care (such as diabetes), behavioral health, palliative care, and more. Unlike most traditional medical groups, our care team is seamlessly integrated into the entire care experience, working off of the same patient record and integrated into practice workflows, rather than a disconnected third-party vendor. This approach has led to favorable outcomes; for example, patients enrolled in our diabetes management program experience on average 30% lower emergency room visits, 38% lower hospitalizations, and 27% lower cost of care. Privia is also recognized for being in the top 20th percentile of comparable MSSP ACOs nationally in quality measures such as fall risk screening, flu vaccination, and HbA1c control for diabetic patients.
We provide the benefit of scale while also offering flexibility with ownership structures. Physicians and providers join our single-TIN Medical Group in each geographic market while maintaining significant autonomy and retaining ownership of their legacy practice assets. Physicians and providers are able to join our platform regardless of whether they are independent, affiliated or employed by a larger provider entity, such as a health system, large medical group, or other captive physician models. Our scale, technology-enabled platform, more competitive payer contracts, leading practice operations and physician governance are designed to enable our Privia Providers’ practices to grow revenue and succeed in VBC reimbursement models.

Ability to enter and move markets to VBC: We believe we have demonstrated our ability to establish a market presence in multiple geographies and build cost efficient, high quality provider networks capable of successfully transitioning to VBC. We meet providers where they are in the journey, helping them move forward along the continuum of VBC. Privia enables our Privia Providers to succeed in VBC, and provides additional clinical programs to support patients such as care management, transitional care management, behavioral health, remote-patient monitoring, and palliative care.
End-to-end, cloud-based, technology-enabled platform: The Privia Technology Solution integrates key elements of numerous single-point solutions, enabling our practices to succeed in all forms of VBC and FFS reimbursement environments while creating efficiency across the physician workflow and enhancing the patient experience. The Privia Technology Solution utilizes artificial intelligence and machine learning to analyze data, surface suspected medical conditions and close care gaps.
Ability to serve all practice, provider and patient types across a variety of reimbursement models: The flexibility of our model gives us the ability to improve operations for a variety of provider types, including primary care, specialists and health system employed and Privia Providers. This positions us to grow into a large market opportunity, consisting of commercial, Medicaid, MSSP and Medicare Advantage as well as direct contracting with private and government payers and employers. Our ability to improve outcomes for practices across various medical specialties ultimately accrues to the benefit of a larger set of patients than if we were focused on one area of care.
Privia’s capital-efficient operations are portable and replicable across geographic markets: We enter a market with an asset-light operating model and employ a disciplined, uniform approach to market structure and development. We affiliate with market leading provider groups and health systems to form anchor relationships consisting of a single-TIN Medical Group to which we align other independent, affiliated, or employed providers. In contrast to many of our competitors, our model does not rely on buying physician practices or building de-novo medical clinics that require significant capital expenditures nor does it subject us to the costly need to satisfy insurance-based capital requirements. The data we have collected from earlier provider cohorts demonstrate that we consistently improve practice performance in both FFS and VBC metrics over time and inform our expectations for our new markets. As a result, markets see a favorable timeline to profitability and free cash flow contribution. Moreover, our business model gives us flexibility to achieve incremental growth through acquiring minority or majority stakes in our practices and opening de-novo, fully-owned sites of care focused on Medicare Advantage and direct contracting models.
Long term, sticky relationships underpin our predictable and profitable operating model: Privia Providers have high average satisfaction with their overall performance on our platform. Our provider NPS of 58 (for the period between April 6, 2021 to April 27, 2021, as surveyed by Press Ganey Associates) is 23 points higher than the average provider score of 35. In addition, we have 95% average provider retention over the past five years. The patients that our providers serve are generally happier as well, as evidenced by a net patient satisfaction score of 85 for 2021. Our pipeline of signed providers who have yet to be implemented, high provider satisfaction and retention, and high patient satisfaction all contribute to more than 90% practice collections predictability on a rolling twelve month forward basis. As a result of these relationships and a high level of patient satisfaction, we are profitable and free cash flow positive, with improving unit economics and margins.
Highly experienced executive and physician leadership: Our management team has significant experience leading payer, provider and healthcare information technology organizations. We believe that our healthcare experience and physician leadership model are competitive advantages in improving care. Our market leadership is highly regarded with a demonstrated track record of success over decades, combining diverse expertise with a shared passion for transforming the healthcare delivery experience. Our highly engaged national physician advisory council has helped us develop physician leaders nationally as well as in the markets we serve. We elevate the clinical voice at all levels of leadership to ensure our solutions benefit providers and their patients.
Our Growth Strategy
Privia currently operates in seven states and the District of Columbia, covering over 100 target MPSAs (including over 30 out of the largest 100 MPSAs). We have over 3,300 implemented provider partners in our existing markets. We believe there are approximately 1,000,000 total physicians and providers in the United States. Our existing provider penetration and market share provides us with significant opportunity to grow in both our existing and new geographies. Our growth strategy is centered on capturing whitespace opportunity in existing markets and entering new markets nationally over the next decade and consists of the following elements.
Organic Growth in Existing Practices
•Patient panel and volume growth through enhanced patient experience and value-based clinical model, which increases retention and drives new patient referrals;
•New provider growth through strategic expansion, succession planning, and use of advanced practice practitioners;
•Expansion of practice services such as more convenient virtual care, and in-office ancillaries; and
•Revenue optimization through enhanced payer contracting strategies and strong revenue cycle performance which drives efficiency and higher revenue realization.

Moving Markets to VBC
•Focus on same store growth of patients attributed to value-based contracts in each existing geographic market (e.g. we currently have over 170,000 patients aging into Medicare over the next five years in each existing geographic market);
•Increase our revenue opportunity on a per patient basis by continuing to improve performance and continuing to take increasing levels of risk in existing value-based programs across commercial, MSSP, Medicare Advantage, Medicaid and other existing and emerging direct payer and employer contracting programs; and
•Develop new products and programs in partnership with aligned payers that are built with and around the Privia network of physicians and providers.
White Space Opportunities in Existing Markets
•We intend to add primary care and specialist practices in existing markets to enhance growth. Our data-driven approach allows us to efficiently identify primary care and specialist provider groups that would benefit from our platform;
•Expand recently launched Privia Women’s Health and Privia Pediatrics platforms;
•Develop value-oriented ancillary services for our Medical Groups. This includes leveraging existing platforms of providers and patients to provide ancillary services (e.g., clinical laboratory, imaging and pharmacy) within our Medical Groups;
•Expand relationships with self-insured employers, businesses, schools, universities, and third-party administrators seeking population health and virtual care solutions. This includes leveraging our 24/7 Virtual Clinic, our care coordination and high-risk chronic care management programs, and our technology-enabled platform to deliver highly tailored, scalable solutions;
•Continue to pursue direct contracting opportunities, including direct primary care and onsite / near-site clinics fully integrated with our local Privia networks; and
•Expand our clinical research program by designing and executing on clinical trials across multiple therapeutic areas. Privia currently participates in clinical trials of heart failure, COPD, diabetes, and COVID vaccine and treatment trials.
New Market Development
•Privia’s in-market operating structure and ability to serve providers wherever they are on their transition to VBC is designed to benefit each of the approximately one million U.S. providers;
•We believe our solution is applicable across all 50 states;
•Our data-driven market selection process identifies attractive expansion opportunities and informs our approach to opening new geographies;
•We prioritize markets with some or all of the following characteristics:
•High provider density
•High patient density
•Demographic tailwinds, such as an aging population
•Multiple potential medical group partners
•Presence of value-oriented health systems
•Payers seeking and aligned to high value scaled physician organizations
•We evaluate the broader market landscape for attractive opportunities on a continuous basis and proactively develop relationships before committing to enter a market;
•Due to our active and ongoing new market reviews and evaluations, when we enter a new market, we are able to move quickly and efficiently to capture and maximize the opportunity; and
•We have a longstanding track record of successful, profitable expansion that we will leverage to execute on our robust pipeline of new market opportunities.
Acquisitions and Investments in Full Service Care Models
•Our growth playbook also factors in the opportunity to acquire minority or majority ownership of provider groups in existing and new markets; and
•In the future, we may also open de-novo, wholly or partially owned, sites of care focused on Medicare Advantage, direct contracting, and fully capitated contracts in existing and new markets if or when it makes business and economic sense.

Sales, Marketing and Business Development
We aspire to continue growing our national platform by expanding geographically into new markets and increasing density within our existing markets. Our business development, sales and marketing initiatives focus on the following avenues to drive growth:
•Anchor health systems and medical groups—We establish customized anchor partnerships with leading medical groups and health systems in new markets developed from long-term relationships led by our business development team. We use a data driven approach to qualify, segment, and evaluate new market opportunities. We collaborate with leading medical groups and health systems looking to capitalize on the opportunity to create next generation physician led medical groups and transition their local markets to VBC.
•Existing market provider growth—Our in-market and national sales and marketing teams work together to add new medical groups, physician practices and individual providers in existing markets. We accelerate our go-to-market strategy using on the ground market intelligence and a data driven approach. Our enterprise sales force is comprised of an in-house group of sales professionals organized by market. Our sales operations team supports our sales force with lead generation, while our growth analytics team conducts financial and operational analysis on our value proposition for prospective partners. Our provider recruitment team assists our existing practices in hiring new providers, from sourcing through onboarding.
•Consumer sales and marketing—As our medical groups grow in each market, we look to transition the market to value-based programs by increasing the patient panels of our providers and adding attributed risk lives across various value-based programs. Our marketing and communications team operates our brand management, enterprise web presence and care center websites, and creates other forms of patient communication and engagement materials. Our branding and marketing strategy to drive growth to our practices have continued to result in increased engagement with new and existing patients and expanded enterprise web presence.
•Employer sales and marketing—Our dedicated direct-to-employer sales team markets our platform, provider network and 24/7 virtual health capabilities directly to employers for workforce healthcare management. We have also developed a program, COVID Care Coordination (CCC), for managing COVID risk within an employee population that combines prevention best practices, 24/7 care access, patient engagement, testing protocols, and care coordination.
Our marketing strategy focuses on increasing the overall brand awareness of Privia Health and of our Medical Group brands in each of our markets. We run targeted advertisements through print, direct mail, Google search, and social media for provider and patient acquisition. We also develop thought leadership content such as whitepapers, e-brochures, and blog posts and use public relations to secure earned media placements. Additionally, we participate in industry conferences, and collaborate with media outlets, industry associations, event venues, and local businesses to increase brand awareness. In each of our markets, local independent doctors unite together to form the larger Privia Medical Group. The local practice locations maintain their legacy brand, but also adopt the overarching Privia Medical Group brand.
Competitive Landscape
We compete in a highly fragmented and competitive U.S. healthcare industry. We face competition in each geographic market from a variety of community-based healthcare provider organizations, including large physician practices, independent physician associations, hospitals and health systems, physician-hospital organizations as well as emerging companies acquiring and rolling up specialty physician practices. In addition, nationally, we face competition for talent, resources, physicians, and payer contracts from existing and emerging companies in the physician enablement industry segment. We believe our practice model and breadth of services offered to all patient types is unique and we therefore compete with different companies across certain lines of business, including companies with: dedicated brick-and-mortar locations which often target patients covered by Medicare Advantage plans (such as Oak Street Health), dedicated direct primary care locations which often target a commercial or employer-based patient population (such as One Medical), the ability to organize providers into accountable care organizations, allowing physicians to participate in VBC arrangements (such as Aledade) and the ability to partner with physicians groups to enable better care delivery primarily for seniors (such as Agilon Health or VillageMD). These competitors may be narrower in their competitive footprint and may not address all the key stakeholders we serve simultaneously. Our indirect competitors also include episodic point solutions, such as telemedicine offerings, as well as urgent care providers. Our competitive success is contingent on our ability to address the needs of our key stakeholders efficiently and cost effectively compared with competitors. We expect to face increasing competition, both from current competitors, who may be well established and enjoy greater resources or other strategic advantages to compete for some or all key stakeholders in our markets, as well as new entrants into our market.
Given the size of the healthcare industry, we expect additional competition, including potentially from new companies, smaller emerging companies which could introduce new solutions and services, as well as other incumbent players in the healthcare industry or from broader industry who could develop their own offerings and may have substantial resources and relationships to leverage. With the emergence of new technologies and market entrants, we expect to face increasing competition over time, which we believe will generally increase awareness of the need for modernized care models and other innovative solutions.

Intellectual Property
We believe that our intellectual property rights are important to our business. We rely on a combination of trademarks, service marks, copyrights and trade secrets to protect our proprietary technology and other intellectual property. As of December 31, 2021, we exclusively own five (5) registered trademarks in the United States, including Privia Health. In addition, we have registered domain names for websites that we use or may use in our business.
We seek to control access to and distribution of our proprietary information, including our algorithms, source and object code, designs, and business processes, through security measures and contractual restrictions. We seek to limit access to our confidential and proprietary information to a “need to know” basis and enter into confidentiality and nondisclosure agreements with our employees, consultants, customers and vendors that may receive or otherwise have access to any confidential or proprietary information. We also obtain written invention assignment agreements from our employees, consultants, and vendors that assign to us all right, interest, and title to inventions and work product developed during their employment or service engagement with us. In the normal course of business, we provide our intellectual property to external parties through licensing or restricted use agreements. We have established a system of security measures to help protect our computer systems from security breaches and computer viruses. We have employed various technology and process-based methods, such as clustered and multi-layer firewalls, intrusion detection systems, vulnerability assessments, threat intelligence, content filtering, endpoint security (including anti-malware and detection response capabilities), email security mechanisms, and access control mechanisms. We also use encryption techniques for data at rest and in transit. For additional information on risks associated with our intellectual property and information technology systems, see “Risk Factors—Risks Related to Intellectual Property” and “Risk Factors—Risks Related to Our Business and Our Industry.”
Government Regulations
Our operations, those of our Owned Medical Groups, Non-Owned Medical Groups, and Privia Providers are subject to extensive federal, state and local governmental laws and regulations. These laws and regulations require us to meet various standards relating to, among other things, claim submission, coding and reports to government payment programs, dispensing of pharmaceuticals, the provision, structure and compensation of physicians for ancillary services, such as laboratory, radiology and imaging services, physical therapy, and similar services, the management of physician services, personnel qualifications, creation, ownership and maintenance of health and business records, reporting and evaluating the quality of health care services, the assumption of insurance risk, the provision of covered services, allowable forms of payments to non-physicians and acceptable legal structures for the provision of healthcare services. If any of our operations or those of our Owned Medical Groups, Non-Owned Medical Groups, or Privia Providers are found to violate applicable laws or regulations, that could have a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and stock price, including:
•suspension or termination of our participation in federal health care programs and/or commercial payment programs;
•refunds of overpayments and other amounts received in violation of law or applicable payment program requirements dating back to the applicable statute of limitation periods;
•loss of our Privia Providers’ licenses required to furnish healthcare services, prescribe or administer pharmaceuticals, or furnish ancillary services in the states in which we operate;
•criminal or civil liability, fines, damages or monetary penalties for violations of healthcare fraud and abuse laws, including the federal Anti-Kickback Statute, Civil Monetary Penalties Law of the Social Security Act, Stark Law, the Health Insurance Portability and Accountability Act (“HIPAA”), the civil False Claims Act (“FCA”) and/or state analogs to these federal enforcement authorities, or other regulatory requirements;
•enforcement actions by governmental agencies and/or state law claims for monetary damages by patients who believe their health information has been used, disclosed or not properly safeguarded in violation of federal or state patient privacy laws, including the regulations implementing HIPAA and similar state privacy and security laws;
•mandated changes to our practices or procedures that significantly increase operating expenses, decrease our revenue, or make our model less attractive to our Privia Providers;
•imposition of and compliance with corporate integrity agreements that could subject us to ongoing audits and reporting requirements as well as increased scrutiny of our billing and business practices which could lead to potential fines, increased operational expenses and reduce our overall growth;
•termination of various relationships and/or contracts related to our business, including joint venture arrangements, contracts with payers, real estate leases and our various agreements with Owned Medical Groups, Non-Owned Medical Groups, Privia Physicians and their Affiliated Practices;
•changes in and reinterpretation of rules and laws by a regulatory agency or court, such as state corporate practice of medicine and fee-splitting laws, that could affect the structure and management of our business and our Medical Groups;

•negative adjustments to government payment models including, physician compensation under Medicare Part B, shared savings under MSSP, payment opportunities under Medicare Advantage programs, Medicaid and other state and federal payment program; and
•harm to our reputation, which could negatively impact our business relationships, the terms of payer contracts, our ability to attract and retain patients and Privia Providers, our ability to obtain financing and our access to new business opportunities, among other things.
We expect that our industry will continue to be subject to substantial regulation, the scope and effect of which are difficult to predict. Our activities could be subject to investigations, audits and inquiries by various government and regulatory agencies and commercial payers with whom we contract at any time in the future. Adverse findings from such investigations and audits could bring severe consequences that could have a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and stock price. In addition, commercial payers could require pre-payment audits of claims, which can negatively affect cash flow, or terminate contracts for repeated deficiencies.
Depending on the nature of risk borne by our Medical Groups, state insurance regulators may require us to register as an insurance company. We have not registered as such in any of the states in which we operate and do not believe such is currently necessary. This is an evolving area of the law and could change rapidly. Additionally, as our Owned and Non-Owned Medical Groups assume more risk from employers and payers, our operations could cause us to become subject to such insurance regulation. Such an outcome could significantly increase our regulatory burden in affected states while increasing our operational costs. Likewise, state corporate practice of medicine prohibitions could require risk bearing contracts to be held exclusively by the Non-Owned Medical Groups, which we do not own, or could require that such contracts be held exclusively in certain state-recognized legal constructs such as Texas’ non-profit health organization, which, would limit our ability to own or control such contracts while increasing our operational costs to manage such contracts.
Corporate Practice and Fee-Splitting Laws
We generate material revenue in a number of different geographic markets with different legal requirements on how we operate our business. Our approach to each market is tailored to address that state’s healthcare laws, especially state corporate practice of medicine and fee splitting prohibitions. The laws and regulations relating to our operations vary from state to state and many states prohibit general business corporations, such as us, from practicing medicine, controlling physicians’ medical decisions or engaging in certain practices or relationships with physicians such as splitting professional fees with physicians. In states where impermissible, we do not own the Non-Owned Medical Groups and instead furnish certain management services to them and, where allowed, may have a physician or non-physician appointee on the governing board of the Non-Owned Medical Group. In states where permissible, we own a majority interest in the Owned Medical Group, but, even in such markets, we contractually ensure that all clinical decisions are restricted to licensed physicians, including patient decision making, supervision, diagnosis, etc. To our Owned Medical Groups and the Non-Owned Medical Groups, we provide a comprehensive suite of administrative services in exchange for the payment of a management fee by such Medical Groups. Similar to state fraud and abuse laws, state corporate practice and fee splitting prohibitions range from limited regulatory guidance, judicial opinions and enforcement activity (e.g., Tennessee) to very well-developed and broad prohibitions (e.g., Texas). In all such cases, these prohibitions are subject to new and more expansive interpretations by the courts and regulatory bodies, which are often difficult to anticipate. Other parties may assert that, despite the way we are structured, we could be engaged in the corporate practice of medicine or unlawful fee-splitting. Were such allegations to be asserted successfully before the appropriate judicial or administrative forums, we could be subject to adverse judicial or administrative penalties, certain contracts could be determined to be unenforceable, including accompanying restrictive covenants, and we may be required to restructure our contractual arrangements. Likewise, such laws limit future opportunities in certain markets by limiting our potential strategies for entering such markets.
We operate a single Owned Medical Group that furnishes healthcare services through our Privia Providers in the Commonwealth of Virginia, the State of Maryland, and the District of Columbia, and we operate two Owned Medical Groups in the State of Georgia, one for adult healthcare services and one for pediatric healthcare services. All of our Owned Medical Groups are structured as limited liability companies, and in all of these Owned Medical Groups, a Privia-owned entity owns, at all times, at least 51% of the membership interest in the Owned Medical Group. The remaining 49% of the membership interest in each of the Owned Medical Group is owned by Privia Physicians licensed in the applicable state in which their Affiliated Practice location is located.
The District of Columbia has no direct prohibition on the corporate practice of medicine. While Maryland does not have a statutory ban on the corporate practice of medicine, the prohibition has been recognized by implication from its Medical Practice Act which, among other things, requires that no person practice medicine without a valid license. Since corporations are incapable of obtaining a medical license, corporations are incapable of practicing medicine in Maryland. However, Maryland does not apply its corporate practice of medicine prohibition to certain legal entities, including limited liability companies, which is how all of our Owned Medical Groups are structured. Likewise, Virginia and Georgia allow a limited liability company to furnish healthcare services though employed physicians, physician owners and independent contracted physicians.
Nonetheless, to protect the underlying interests of the corporate practice of medicine prohibition, we further ensure that Privia Physicians are solely and exclusively in control of all aspects of the practice of medicine and the provision of professional physician services through the Owned Medical Groups, including, without limitation, decisions regarding professional medical judgment, diagnosis and treatment of patients, supervisory responsibility for all Privia Clinicians, supervision of all unlicensed individuals to whom the Privia Physician delegates non-discretionary duties and any other individual, whether employed by the Medical Group or an independent contractor of the Medical Group, regardless of licensure status, providing any service to a patient of a Privia Physician. This safeguard is built into each Owned Medical Group’s operating agreement as well as the Privia Physician’s Physician Member Services Agreement with the Owned Medical Group.
In states that actively enforce, broadly define or do not recognize an applicable exception to the corporate practice of medicine prohibition, such as Texas and Tennessee, our relationship may be either: (a) a contractual relationship with our Non-Owned Medical Groups, whereby our most significant rights are generally set forth in our MSAs, or (b) a relationship whereby our Friendly Medical Groups are majority owned, directly or indirectly, by a Nominee Physician in compliance with corporate practice of medicine prohibitions. Recently, our Medical Group in Tennessee and our new Medical Group in the State of Texas became Friendly Medical Groups, with each being majority owned by Nominee PC owned by a Nominee Physician. If a jurisdiction’s prohibition on the corporate practice of medicine is interpreted in a manner that is inconsistent with our practices, we would be required to restructure or terminate our arrangements with our Friendly Medical Groups and could result in additional penalties, damages and fines.
We provide administrative services through our local MSOs for our Medical Groups. Although the structure of administrative fees can implicate limitations under state corporate practice of medicine prohibitions, our administrative services specifically reserve services that would constitute the practice of medicine with the Medical Group. The structure of administrative fees can also implicate state fee splitting prohibitions. Fee splitting prohibitions generally prohibit licensed physicians from sharing fees for healthcare services with lay persons. The scope of these laws generally range from a narrow reading limiting violations to the payment for referring work to a physician to broad prohibitions that limit percentage management fees or other variable fee arrangements. Tennessee, for instance, once strictly prohibited all percentage management fees; however, the statute was amended to allow percentage administrative fees so long as such fees are reasonably related to the services or goods furnished to the physician. Maryland’s law is essentially identical to Tennessee’s law. Florida, however, still prohibits percentage administrative fees for most services furnished by a management company to a physician. Accordingly, although we typically charge a percentage management fee to our Medical Groups, in Florida, we have historically charged a flat administrative fee based upon the Privia Physician’s expected collections for health care services; however, we are working with our partner and outside counsel to develop a compliant percentage management fee arrangement in Florida. Similarly, although Texas has a fee splitting prohibition, it is rarely enforced by the Board of Medical Examiners and percentage fees for companies that charge management fees are not expressly forbidden; however, Texas courts have struck down arrangements in which the company received a percentage of the practice’s profits (as opposed to gross revenues). Similarly, California courts have found that management fees based on a percentage of revenue do not violate the state’s various fee splitting prohibitions so long as the services are commensurate with the value of management services furnished to the physicians. Although Georgia and the District of Columbia each has a fee splitting prohibition, each is limited to a physician paying for the referral of patients or other business. Georgia courts have consistently taken the position that the fee splitting prohibition is not violated when a physician pays collections over to a for-profit corporation or business for the provision of goods or services. Virginia’s fee splitting law is similar in scope to Georgia’s but is further limited to payments between licensed physicians.
Violations of the corporate practice of medicine prohibition vary by state and may result in Privia Physicians being subject to disciplinary action, as well as to forfeiture of revenues from payers for services rendered. For lay entities such as us, violations may also bring both civil and, in more extreme cases, criminal liability for engaging in the practice of medicine without a license. Any allegations or findings that we have violated these laws could have a material adverse impact on our business, results of operations and financial condition, including adversely impacting our relationship with Privia Physicians and our ability to recruit new physicians into affected Owned or Non-Owned Medical Groups (including Friendly Medical Groups).
Federal Anti-Kickback Statute
The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal health care program, including the Medicare and Medicaid programs.
Federal criminal penalties for the violation of the federal Anti-Kickback Statute include imprisonment, fines and exclusion from future participation in the federal health care programs, including Medicare and Medicaid. Violations of the federal Anti-Kickback Statute are punishable by imprisonment for up to ten years and/or significant per kickback. Larger fines can be imposed upon corporations under the provisions of the U.S. Sentencing Guidelines and the Alternate Fines Statute. Individuals and entities convicted of violating the federal Anti-Kickback Statute are subject to mandatory exclusion from participation in Medicare, Medicaid and other federal health care programs for a minimum of five years. In addition, entities may be subject to additional civil penalties per violation, repayments of up to three times the total payments between the parties to the arrangement and suspension from future participation in Medicare and Medicaid.
Court decisions have held that the statute may be violated even if only one purpose of remuneration is to induce referrals. That is, even if a business arrangement is for a legitimate purpose, it can still be found to violate the Anti-Kickback Statute if a secondary purpose is to induce referrals. In addition, a person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or have the specific intent to violate it in order to have committed a violation. The Anti-Kickback Statute only requires that the government establish the requisite criminal intent. In addition, the ACA amended the federal Anti-Kickback Statute to provide that any claims for items or services resulting from a violation of the federal Anti-Kickback Statute are considered false or fraudulent for purposes of the FCA.
The federal Anti-Kickback Statute includes statutory exceptions and regulatory safe harbors that protect certain arrangements. However, transactions and arrangements that do not satisfy all elements of a relevant safe harbor do not necessarily violate the law. When an arrangement does not satisfy a safe harbor, the arrangement must be evaluated on a case-by-case basis in light of the parties’ intent and the arrangement’s potential for abuse. Arrangements that do not satisfy a safe harbor may be subject to greater scrutiny by enforcement agencies. In addition, prosecutors have started using other general fraud laws to address situations that would have violated the Anti-Kickback Statute but were structured to carve out federal health care programs to avoid the scope of such statutory schemes
We enter into several arrangements, some of which do not satisfy all elements of a relevant safe harbor and accordingly could be subject to scrutiny by the OIG:
•Joint ventures. We wholly own all of our subsidiaries except for our Owned Medical Groups, and four of our MSOs, where we have majority ownership.
•Privia Physician Agreements. We enter into a number of different types of agreements with Privia Physicians, including physician member services agreements, physician leadership agreements, physician consultation arrangements, physician services agreements, and recruitment of physicians into our Owned and Non-Owned Medical Groups.
•Management Services Agreements. We enter into MSAs with each of our Owned and Non-Owned Medical Groups and our ACOs. Most of our MSAs are structured as a percentage of collections generated by our Privia Providers, or, if with an ACO, as a percentage of realized savings. Further, in certain of our markets, the management services organization is owned, in part, by Privia Physicians or health system partners, which could result in increased scrutiny from the OIG in the event that safeguards built into such arrangements are found insufficient to protect against inappropriate utilization.
•Service Agreements with Privia Physician’s Affiliated Practices. Our Owned and Non-Owned Medical Groups procure certain services, such as access to space, equipment and non-physician personnel from our Privia Physicians’ Affiliated Practices.
•Rebates. Certain of our MSAs include the payment of rebates from management fees previously paid in the event that certain conditions occur.
•Sales forces and patient recruitment. The OIG has expressed concern regarding the use of non-employed sales forces to recruit or facilitate the recruiting of patients or referrals, especially when the sales agent is compensated in a manner that provides rewards or incentives on a volume or value basis. Accordingly, commissions or per-patient based compensation methodologies are closely scrutinized by federal agencies. We employ our own sales force and attempt to meet the Anti-Kickback Safe Harbor for Bona Fide Employment; however, in limited instances we use external companies to assist with certain aspects of these efforts.
If any of our business transactions or arrangements, including those described above, were found to violate the federal Anti-Kickback Statute, we could face, among other things, criminal, civil or administrative sanctions, including possible exclusion from participation in Medicare, Medicaid and other state and federal health care programs. Any findings that we have violated these laws could have a material adverse impact on our business, results of operations, financial condition, cash flows, reputation and stock price.
In November 2020, CMS and the OIG issued final regulations creating a number of safe harbors for care coordination activities and value-based arrangements. These new safe harbors allow, among other things, certain outcomes based payments, care coordination arrangements, the provision of telehealth technologies and arrangements for patient engagement to be structured in such a matter as to avoid scrutiny under the Anti-Kickback Statute. Although the health care industry is still trying to determine what business models will benefit from such arrangements, we expect that such safe harbors will give us more protection as we continue to implement new strategies to better coordinate patient care. Further, we anticipate that the greater flexibility and certainty allowed by the final regulations could give rise to more competition for physicians in our various markets and may make competitors more attractive to our physicians with less integrated and operationally cheaper business models.
Additionally, the OIG has called for comments and issued proposed regulations related to modernizing the Civil Monetary Penalty law governing inducements provided to Medicare and Medicaid beneficiaries. The Office for Civil Rights (“OCR”) is also involved, and has called for information from the public regarding ways that the HIPAA regulations could be modernized to support coordinated,

VBC. Additionally, the Substance Abuse and Mental Health Services Administration, or SAMHSA, published proposed regulations related to the privacy of substance use disorder treatment records, and CMS published proposals to revise its Stark Law’s advisory opinion process. We anticipate many more proposals and changes into the future as part of this initiative. These changes in federal regulations are anticipated to make a significant impact on health care providers and other stakeholders. These and similar changes may cause OIG, CMS or other regulators to change the parameters of rules and regulations that we must follow and thus impact our business, results of operations and financial condition.
Stark Law
The Stark Law prohibits a physician (as defined by statute) who has a financial relationship, or who has an immediate family member who has a financial relationship, with entities providing certain Designated Health Services, or DHS, from referring Medicare patients to such entities for the furnishing of DHS, unless an exception applies. Although uncertainty exists, federal agencies and at least one court have taken the position that the Stark Law also applies to Medicaid. DHS is defined to include clinical laboratory services, physical therapy services, occupational therapy services, radiology services including magnetic resonance imaging, computerized axial tomography scans, and ultrasound services, radiation therapy services and supplies, durable medical equipment and supplies, parenteral and enteral nutrients, equipment, and supplies, prosthetics, orthotics and prosthetic devices and supplies, home health services, outpatient prescription drugs, inpatient and outpatient hospital services and outpatient speech-language pathology services. The types of financial arrangements between a physician and an entity providing DHS that trigger the self-referral prohibitions of the Stark Law are broad and include direct and indirect ownership and investment interests and compensation arrangements. The Stark Law prohibits any entity providing DHS that has received a prohibited referral from presenting, or causing to be presented, a claim or billing for the services arising out of the prohibited referral. Similarly, the Stark Law prohibits an entity from “furnishing” a DHS to another entity in which it has a financial relationship when that entity bills for the service. The Stark Law also prohibits self-referrals within an organization by its own physicians, although broad exceptions exist that cover employed physicians and those referring DHS pursuant to the in-office ancillary services exception so long as certain standards are satisfied. The prohibition applies regardless of the reasons for the financial relationship and the referral. Unlike the federal Anti-Kickback Statute, the Stark Law is a strict liability violation where unlawful intent need not be demonstrated.
If the Stark Law is implicated, the financial relationship must fully satisfy a Stark Law exception. If an exception is not satisfied, then the parties to the arrangement have violated the Stark Law. Sanctions for violation of the Stark Law include denial of payment for claims for services provided in violation of the prohibition, refunds of amounts collected in violation of the prohibition, a civil penalty for each service arising out of the prohibited referral, a civil penalty against parties that enter into a scheme to circumvent the Stark Law prohibition, civil assessment of up to three times the amount claimed and potential exclusion from the federal health care programs, including Medicare and Medicaid. Amounts collected on claims related to prohibited referrals must be reported and refunded generally within 60 days after the date on which the overpayment was identified. Furthermore, Stark Law violations and failure to return overpayments in a timely manner can form the basis for FCA liability, as further discussed herein.
If CMS or other regulatory or enforcement authorities determine that claims have been submitted for referrals by our Privia Physicians that violate the Stark Law, we would be subject to the penalties described above. In addition, it might be necessary to restructure existing compensation agreements with our physicians and/or Owned or Non-Owned Medical Groups. Any such penalties and restructuring or other required actions could have a material adverse effect on our business, results of operations, financial condition and cash flows.
In November 2020, CMS issued a sweeping set of regulations that introduce significant new value-based terminology, safe harbors and exceptions to the Stark Law. Additionally, CMS made some changes to certain existing exceptions to the Stark Law, including the definition of group practice, effective January 1, 2022 but which required us to restructure how we account for DHS in compensating physicians in certain markets where we offer centralized DHS. Although the health care industry is still trying to determine what business models will benefit from the changes to the Stark Law, we expect that the new exceptions will give us more protection as we continue to implement new strategies to better coordinate patient care. Further, we anticipate that the greater flexibility and certainty allowed by the final regulations could give rise to more competition for physicians in our various markets and may make competitors more attractive to our physicians by offering less integrated and operationally cheaper business models. Those or other changes implemented by CMS may impact our business, results of operations and financial condition.
We and our Owned or Non-Owned Medical Groups have entered into several types of financial relationships with Privia Physicians, either directly or indirectly, including MSAs, physician member services agreements, physician consulting agreements, physician services agreements, physician leadership agreements and support services agreements. In structuring such arrangements, we generally rely upon the personal services exception or the in-office ancillary services exception. If our Owned or Non-Owned Medical Groups were to bill for DHS referred by our Privia Physicians and the underlying relationship between the Owned or Non-Owned Medical Groups and the referring physician was found to not satisfy an exception to the Stark Law, our Owned or Non-Owned Medical Groups could be required to restructure their relationships with Privia Physicians, face civil penalties, pay substantial fines, return as overpayments any reimbursement from Medicare received for such DHS or otherwise experience a material adverse effect, including loss of reputation, inability to recruit additional practices, loss of revenue, and increased costs of operations. This prohibition also limits how we may pursue physician opportunities in the future. For example, were we to pursue a physician practice acquisition strategy, the Stark Law would limit both how we structure such acquisitions and our range of purchase prices for such acquisitions.
Fraud and Abuse under State Law
Many states have also passed anti-kickback statutes and physician self-referral prohibitions similar to the Federal Anti-Kickback Statute and the Stark Law. However, in many of the states we operate, these state self-referral prohibitions are often drafted broadly to cover all payers (i.e., not restricted to Medicare and other federal health care programs) or certain programs within the state such as the state Medicaid program or state workers’ compensation program. Generally, however, the exceptions or exemptions under state fraud and abuse laws, are less robust and developed than their federal counter parts. Nonetheless, if such laws are found to apply to our relationships with our Medical Groups, or our Medical Groups’ relationships with Privia Physicians, including Privia Physicians who may hold our publicly traded stock, and for which no applicable exception exists, we may be required to terminate or restructure our relationships with these Privia Physicians and could be subject to criminal, civil and administrative sanctions, refund requirements and exclusions from government health care programs, including Medicare and Medicaid, which could have a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and stock price.
Maryland, for example, has adopted the Maryland Patient Referral Law, which puts a number of additional restrictions on group practices trying to furnish “designated services” in the State of Maryland regardless of the payer for such “designated services.” Notably, Maryland has adopted an equivalent exception to the Stark Law’s in-office ancillary services exception, which, among other things requires that the Owned Medical Group employ the person furnishing the services and such must be performed in a location of the Owned Medical Group. Tennessee’s self-referral law derives from the early American Medical Association actions relative to self-referrals rather than the Stark Law; however, generally, Tennessee’s law does not prohibit referrals from a physician to an entity at which the physician performs services or an entity that meets a demonstrated need in the community. In Texas, the Texas Patient Solicitation Act, while similarly worded to the Federal Anti-Kickback Statute, applies to all payers, not just federal or state health care programs. However, the establishment of the medical necessity of the referral and the patient’s consent to treatment generally is sufficient to avoid prosecution under the Texas statute. Florida has the Patient Anti-Brokering Act, which is essentially a state anti-kickback statute and a state self-referral prohibition. Finally, California’s anti-kickback statute is not limited to federal healthcare program business, or even to referrals of patients or healthcare business; however, California law provides a broad exception to the extent that such remuneration is commensurate with the value of services received. In each of our geographic markets, we rely upon experienced health care attorneys licensed in the state to assist us in complying with state law.
Similarly, states have beneficiary inducement prohibitions and consumer protection laws that may be triggered by the offering of inducements, incentives and other forms of remuneration to patients and prospective patients. States also may limit the types of marketing activities that we, our Medical Groups and our Privia Physicians may take targeted towards patients. Violations of such laws range from civil to criminal and could have a material adverse effect on our business, results of operations and financial condition.
The False Claims Act
The federal FCA is a means of policing false bills or false requests for payment in the healthcare delivery system. Among other things, the FCA authorizes the imposition of up to three times the government’s damages and significant per claim civil penalties on any “person” (including an individual, organization or company) who, among other acts:
•knowingly presents or causes to be presented to the federal government a false or fraudulent claim for payment or approval;
•knowingly makes, uses or causes to be made or used a false record or statement material to a false or fraudulent claim;
•knowingly makes, uses or causes to be made or used a false record or statement material to an obligation to pay the government, or knowingly conceals or knowingly and improperly avoids or decreases an obligation to pay or transmit money or property to the federal government; or
•conspires to commit the above acts.
In addition, amendments to the FCA and Social Security Act impose severe penalties for the knowing and improper retention of overpayments collected from federal health care programs. Under these provisions, within 60 days of identifying and quantifying an overpayment, a provider is required to notify CMS or the Medicare Administrative Contractor of the overpayment and the reason for it and return the overpayment. An overpayment impermissibly retained could subject us to liability under the FCA, exclusion from government healthcare programs and penalties under the federal Civil Monetary Penalty statute. As a result of these provisions, our procedures for identifying and processing overpayments may be subject to greater scrutiny.
The penalties for a violation of the FCA can be significant and are subject to annual adjustments for inflation, plus up to three times the amount of damages caused by each false claim, which can be as much as the amounts received directly or indirectly from the federal health care program for each such false claim. Further, FCA cases are filed under seal to give the government an opportunity to review, investigate and intervene in the case. FCA cases may remain under seal for extended periods of time while the defendant in the case is unaware of the complaint and any resulting investigation.
The federal government has used the FCA to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against federal health care programs, including Medicare and Medicaid, including but not limited to coding errors, submission of false Medicare enrollment information, billing for services not rendered, the submission of false cost or other reports, billing for services at a higher payment rate than appropriate, billing under a comprehensive code as well as under one or more component codes included in the comprehensive code, billing for care that is not considered medically necessary and false reporting of risk-adjusted diagnostic codes to Medicare Advantage plans. The ACA provides that claims tainted by a violation of the federal Anti-Kickback Statute are false for purposes of the FCA. Some courts have held that filing claims or failing to refund amounts collected in violation of the Stark Law can form the basis for liability under the FCA. In addition to the provisions of the FCA, which provide for civil enforcement, the federal government can use several criminal statutes to prosecute persons who are alleged to have submitted false or fraudulent claims for payment to the federal government. Any allegations or findings that we have violated the FCA could have a material adverse impact on our business, results of operations, reputation, growth and financial condition.
In addition to the FCA, the various states in which we operate have adopted their own analogs of the FCA. States are becoming increasingly active in using their false claims laws to police the same activities listed above, particularly with regard to Medicaid FFS and Managed Medicaid programs.
Civil Monetary Penalties Statute
The Civil Monetary Penalties Statute, 42 U.S.C. § 1320a-7a, authorizes the imposition of civil monetary penalties, assessments and exclusion against an individual or entity based on a variety of prohibited conduct, including, but not limited to:
•presenting, or causing to be presented, claims for payment to Medicare, Medicaid or other third-party payers that the individual or entity knows or should know are for an item or service that was not provided as claimed or is false or fraudulent;
•offering remuneration to a federal health care program beneficiary that the individual or entity knows or should know is likely to influence the beneficiary to order or receive health care items or services from a particular provider;
•arranging contracts with an entity or individual excluded from participation in the federal health care programs;
•violating the federal Anti-Kickback Statute;
•making, using or causing to be made or used a false record or statement material to a false or fraudulent claim for payment for items and services furnished under a federal health care program;
•making, using or causing to be made any false statement, omission or misrepresentation of a material fact in any application, bid or contract to participate or enroll as a provider of services or a supplier under a federal health care program; and
•failing to report and return an overpayment owed to the federal government.
Substantial civil monetary penalties may be imposed under the federal Civil Monetary Penalties Law and may vary depending on the underlying violation. In addition, an assessment of not more than three times the total amount claimed for each item or service may also apply and a violator may be subject to exclusion from federal health care programs.
We could be exposed to a wide range of allegations to which the federal Civil Monetary Penalties Law would apply. Although we strive to perform monthly exclusion database checks on our employees, Privia Physicians and certain vendors using government databases to confirm that these individuals have not been excluded from federal programs, should an individual become excluded and we fail to detect it, a federal agency could require us to refund amounts attributable to all claims or services performed or sufficiently linked to an excluded individual. Likewise, our patient facing initiatives, which can include additional care coordination to patients not otherwise covered under traditional Medicare, could be alleged to be intended to influence the patient’s choice of provider in obtaining services or the amount or types of services sought. Thus, we cannot foreclose the possibility that we will face allegations subject to the Civil Monetary Penalties Law with the potential for a material adverse impact on our business, results of operations and financial condition.
Privacy and Security
The federal regulations promulgated under the authority of HIPAA require covered entities to provide certain protections to patients and their health information. The HIPAA privacy and security regulations extensively regulate the use and disclosure of PHI and require covered entities, which include health plans, health care clearinghouses, employers that provide self-funded or self-administered health insurance benefits, healthcare providers and their business associates, to implement and maintain administrative, physical and technical safeguards to protect the security of such information. Additional security requirements apply to electronic PHI. These regulations also provide patients with substantive rights with respect to their health information.

The HIPAA privacy and security regulations also require covered entities to enter into written agreements with certain contractors, known as business associates, to whom we disclose PHI. Covered entities may be subject to penalties for, among other activities, failing to enter into a business associate agreement where required by law or as a result of a business associate violating HIPAA, if the business associate is found to be an agent of the covered entity and acting within the scope of the agency. Business associates are also directly subject to liability under certain HIPAA privacy and security regulations. In instances where we act as a business associate to a covered entity, there is the potential for additional liability beyond our status as a covered entity.
Covered entities must notify affected individuals of breaches of unsecured PHI without unreasonable delay but no later than 60 days after discovery of the breach by a covered entity or its agents. Reporting must also be made to the HHS Office for Civil Rights and, for breaches of unsecured PHI involving more than 500 residents of a state or jurisdiction, to the media. All impermissible uses or disclosures of unsecured PHI are presumed to be breaches unless the covered entity or business associate establishes that there is a low probability the PHI has been compromised. Various state laws and regulations may also require us to notify affected individuals in the event of a data breach involving personal information without regard to the probability of the information being compromised. For instance, California and Virginia have adopted comprehensive information security laws that grant residents of those states to considerably more rights and control over their information, including PHI, than granted under HIPAA.
As an employer that offers self-insured health benefits, we are a covered entity under HIPAA. Further, in the provision of management services to our Medical Groups, we are a business associate to those practices. Our Medical Groups are all covered entities as well. Further, our Owned and Non-Owned Medical Groups act as an affiliated covered entity under HIPAA, which, among other things allow them to operate a single set of privacy and security standards, a single notice of privacy practices, appoint a single privacy and security officer, and imposes on them joint and several liability relative to any violations of HIPAA.
Violations of HIPAA by providers like us, including, but not limited to, failing to implement appropriate administrative, physical and technical safeguards, have resulted in enforcement actions and in some cases triggered settlement payments or civil monetary penalties. Penalties for impermissible use or disclosure of PHI were increased by the Health Information Technology for Economic and Clinical Health Act (“HITECH Act”) by imposing tiered penalties of more than $50,000 per violation and up to $1.5 million per year for identical violations, adjusted annually for inflation. In addition, HIPAA provides for criminal penalties of up to $250,000 and ten years in prison, with the severest penalties for obtaining and disclosing PHI with the intent to sell, transfer or use such information for commercial advantage, personal gain or malicious harm. Further, state attorneys general may bring civil actions seeking either injunction or damages in response to violations of the HIPAA privacy and security regulations that threaten the privacy of state residents. There can be no assurance that we will not be the subject of an investigation (arising out of a reportable breach incident, audit or otherwise) alleging non-compliance with HIPAA regulations in our maintenance of PHI.
We are also subject to a provision of the federal 21st Century Cures Act that is intended to facilitate the appropriate exchange of health information. In May 2020, the United States Department of Health and Human Services Office of the National Coordinator for Health Information Technology and CMS issued complementary new rules that are intended to clarify provisions of the 21st Century Cures Act regarding interoperability and information blocking and create significant new requirements for healthcare industry participants. It is unclear at this time what the costs of compliance with the new rules will be, and what additional risks there may be to our business.
Numerous other federal and state laws and regulations protect the confidentiality, privacy, availability, integrity and security of health information and other types of personal information. State statutes and regulations vary from state to state and these laws and regulations in many cases are more restrictive than HIPAA and its implementing rules. The scope of these laws can be expansive affecting numerous activities that we may engage in from data capture and storage, use of data for clinical research activities, to how we communicate with our patients. These laws and regulations are often uncertain, contradictory, and subject to changes or differing interpretations, and we expect new laws, rules and regulations regarding privacy, data protection, and information security to be proposed and enacted in the future. In the event that new data security laws are implemented, we may not be able to timely comply with such requirements, or such requirements may not be compatible with our current processes. Changing our processes could be time consuming and expensive, and failure to timely implement required changes could subject us to liability for non-compliance. Some states, such as California and Virginia, also afford private rights of action to individuals whose personal information has been subject to a data breach. This complex, dynamic legal landscape regarding privacy, data protection, and information security creates significant compliance issues for us and potentially restricts our ability to collect, use and disclose data and exposes us to additional expense, adverse publicity and liability.
Healthcare Reform
In March 2010, broad healthcare reform legislation was enacted in the United States through the ACA. Although many of the provisions of the ACA did not take effect immediately and continue to be implemented, and some have been and may be modified before or during their implementation, the reforms could continue to have an impact on our business in a number of ways. Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order initiating a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare. We cannot predict how employers, commercial payers or persons buying insurance might react to federal and state healthcare reform legislation, whether already enacted or enacted in the future, nor can we predict what form many of these regulations will take before implementation.
Other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic and a reduction of the sequestration cut to 1% from April 1 to June 30, 2022.
The American Rescue Plan Act of 2021, signed into law March 11, 2021, included a number of provisions intended to shore up the ACA, including lower premiums for insurance purchased through the exchange marketplace, premium tax credits for insurance purchased by individuals on the exchange marketplace and providing significant subsidies for states that have not yet expanded their Medicaid programs under the ACA. These changes as well as other administrative changes such as extending enrollment periods for 2021 and increasing navigator funding may ultimately decrease our Medical Groups’ uninsured patient populations but at the same time, such changes may move patient populations from higher reimbursed commercial insurance to lower reimbursed exchange marketplace coverage. Although it is too early to determine the likely cumulative effect of these changes, such changes could negatively impact both our revenue and the revenue of our Medical Groups.
While there may be significant changes to the healthcare environment in the future, the specific changes and their timing are not yet apparent. As a result, there is considerable uncertainty regarding the future with respect to the exchanges and other core aspects of the current health care marketplace. Future elections may create conditions for Congress to adopt new federal coverage programs that may disrupt our current commercial payer revenue streams. While specific changes and their timing are not yet apparent, such changes could lower our reimbursement rates or increase our expenses. Any failure to successfully implement strategic initiatives that respond to future legislative, regulatory, and executive changes could have a material adverse effect on our business, results of operations and financial condition.
Risk Bearing Provider Regulation
Certain of the states where we currently operate or may choose to operate in the future regulate what types of risk a provider can take and from what types of entities without triggering state insurance laws. For example, state direct primary care laws may allow a provider to assume risk for primary care services but if the provider assumes risks for other services, such as facility services or specialty services, the provider may be subject to state insurance laws. State insurance laws may impose conditions on the operations and financial condition of risk bearing providers such as our Owned and Non-Owned Medical Groups, or ACOs. These regulations can include capital requirements, licensing or certification, governance controls and other similar matters. While these regulations have not had a material impact on our business to date, as we continue to expand and move more physician services to value based, these rules may require additional resources and capitalization and add complexity to our business.
Other Regulations
Our Owned and Non-Owned Medical Groups’ operations are subject to various state hazardous waste and non-hazardous medical waste disposal laws, state law requirements for licensure of ancillary services such as lab services, pharmacy services, and operation of radiological producing equipment, federal Clinical Laboratory Improvement Amendments of 1988, Occupational Safety and Health Administration standards, including the Bloodborne Pathogens Standards, Drug Enforcement Administration standards for administering and prescribing controlled substances and distributing drug samples, reporting financial relationships with drug, biologicals and medical device companies and numerous other federal, state and local laws governing the day-to-day provision of medical services by our Affiliated Provider. These regulatory requirements apply to both our practices and our providers. Any allegations or findings that we or our providers have violated any of these laws or regulations could have a material adverse impact on our business, results of operations and financial condition.
Further, federal and state law in each state we currently operate are increasingly imposing oversight, reporting requirements, and other safeguards on our providers that prescribe opioids and other pain medicine. Texas, for instance, has adopted a number of amendments to existing laws and regulatory changes to limit prescription sizes, frequency, and requiring providers to access the Prescription Drug Monitoring Program before prescribing or dispensing controlled substances. In addition, federal and state investigators have increased enforcement efforts relative to inappropriate opioid prescribing patterns by providers. Although the burden of such compliance is largely on the Affiliated Provider, any failure to comply with such legal and regulatory requirements could adversely impact our business, results of operations, reputation and financial condition.
Term and Termination
The term of our strategic anchor partnership arrangement is typically between five to ten years and automatically renews unless either the anchor partner or we decide not to renew. These agreements further have other custom rights, non-solicitation, exclusivity, termination and post termination provisions terms that are unique to each situation. We also build in unwind provisions that typically allow us to continue to operate in a market after termination of our underlying relationship with an anchor group.

The term of our in-market new provider physician member services agreements and support services agreement is typically three years and automatically renews unless either the practice or we decide not to renew. These agreements could also have other specific provisions and terms that may be unique to each agreement.
Payer Relationships
We understand that individuals and employer groups are facing unprecedented rising healthcare costs. Our robust medical economics team supports creative narrow network designs that deliver high-quality care at a lower cost. We leverage data and provider input to enable them to grow their patient base and influence how care is delivered. Ultimately, our networks enable providers to connect with new patient populations, create custom contracts that provide greater value, and further integrate with their community. We partner with a large and diverse set of payer groups nationally and in each of our markets to form provider networks, lower cost of care, and construct bespoke contracts to help both providers and payers achieve their objectives in a mutually aligned manner.
General Corporate Information
Privia Health Group, Inc. (NASDAQ: PRVA) (“we”, “our”, the “Company”) was incorporated in Delaware in 2016 and became the sole shareholder of PH Group Holdings Corp. (“PH Holdings”) (formerly Brighton Health Services Holding Corporation) effective August 11, 2016. Our Telephone number is (571) 366-8850. Our website is priviahealth.com. The information contained on, or that can be accessed through, our website is not incorporated by reference into this filing and you should not consider any information contained on, or that can be accessed through, our website as part of this filing. We are a holding company and all of our business operations are conducted through our subsidiaries and affiliated medical groups.
Our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, are available free of charge on or through the Privia Health Investor Relations website at ir.priviahealth.com., as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC. The SEC’s website, http://www.sec.gov, contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
Human Capital Resources
As of December 31, 2021, across Privia Health Group, Inc., we had 810 employees in 34 states and the District of Columbia. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good and we have not experienced any work stoppages. We believe our geographically dispersed employees are a competitive advantage. Our remote workforce strategy allows us to hire the best possible talent irrespective of geographic constraints across many functional roles. Our internal systems and processes are designed to ensure our remote employees are productive and contribute meaningfully. This has enabled us to successfully continue to operate without disruption in the recent months despite the impact of and restrictions imposed by the COVID-19 pandemic.
Talent Development and Engagement
At Privia Health, we value all of our employees and the exceptional talent they bring to our organization, in order to support our physicians, providers, care center staff, and patients. One of our strategic corporate goals is to grow and develop our diverse workforce, and we have established ongoing leadership development and retention programs intended to support employees in their career progression. This includes an Emerging Leaders Program, a Manager Onboarding program, individual coaching, and ad hoc and brown bag training sessions.
Employee Health and Wellness
Our goal is to holistically support our employees, no matter who they are or where they are in life. To further this goal, Privia has introduced nationwide access to virtual mental healthcare as well as coverage for gender affirmation procedures, fertility treatment and pregnancy care management for plan participants. A recently enhanced Employee Assistance Program (“EAP”) also provides support to all employees and their family members who may be experiencing times of crisis. Additionally, we have access to management training on important topics like helping parents return to work or identifying burnout. To better promote these benefits and serve our workforce, the People Operations team has received mental health first-aid training.
Diversity, Equity and Inclusion
Our mission is to develop and retain the best and brightest talent from diverse backgrounds, and we strive for transparency and accountability to remove barriers so that each and every employee can bring their full self to work. We regularly scrutinize our job descriptions, education and experience requirements, and physical demands to ensure we are not creating any unnecessary barriers for qualified applicants. Annually, the People Operations team reviews and enhances our policies, processes, and benefits to address a variety of opportunities including, but not limited to, universal parental leave, transgender workplace transition guidance and a gender-neutral dress code.
In order to foster a culture of inclusion, Privia is focused on strategic objectives. We champion and seek to continually improve the representation of all members of the populations we serve within our workforce. We provide all of our employees with the tools, resources, and accommodations they need to be successful, and we have cultivated an inclusive work environment that encourages creativity and innovation.
Serving Our Communities
We encourage and actively support our employees who want to have a meaningful and positive impact on their communities and charitable causes by giving their time, talents and money. In 2021, the Company supported various charitable organizations throughout the year, focused on heart health, food disparities across our geographies, and holiday donations for underserved communities.
In an effort to make a greater impact, will be focusing corporate charitable giving on healthcare organizations and those that benefit historically underserved and underrepresented communities nationally. For 2022, we have chosen four national organizations to build relationships with and support throughout the year, including: The American Heart Association; The Health Equity Initiative; The Alzheimer’s Association; and Feeding America.
In August 2017, we established the Privia Employee Disaster Relief Fund. Should a disaster occur that impacts employees in any of our geographies, the relief fund is reopened and employees are able to donate to support their colleagues who applied for help. This fund was recently opened during the height of the 2020 COVID-19 pandemic for employees who needed help with basic necessities and in March 2021 for Texas employees who were financially impacted by winter storms.

ITEM 1A. RISK FACTORS
RISK FACTORS
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this report, including our consolidated financial statements and the related notes thereto, before making a decision to invest in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, financial condition, operating results and prospectus could be materially and adversely affected. In that event, the price of our common stock could decline, and you could lose all or part of your investment.
Risk Factor Summary
The following is a summary of risks factors that could materially and adversely affect our business, financial conditions and results of operations.
•we conduct business in a heavily regulated industry, and if we fail to comply with applicable healthcare laws and government regulations, we could incur financial penalties, become excluded from participating in government health care programs, be required to make significant operational changes or experience adverse publicity, which could harm our business.
•our business model could be challenged and, if any challenges are successful, we could incur financial penalties, become excluded from participating in government health care programs, be required to make significant operational changes or experience adverse publicity, which could harm our business;
•our actual or perceived failure to adequately protect the privacy and security of our patients’ information, or a breach of our patient’s information could result in financial penalties, require us to incur significant costs to mitigate such, and result in adverse publicity, which could harm our business;
•our history of net losses, and our ability to achieve or maintain profitability in an environment of increasing expenses;
•the impact of healthcare reform legislation and other changes in the healthcare industry and in healthcare spending is currently unknown, and may harm our business;
•evolving government regulations may increase costs or negatively impact our results of operations;
•the COVID-19 pandemic may continue to, or other national or global issues may arise that could, have an adverse impact on our business, operations, and the markets and communities in which we operate;
•the impact on our business of security breaches, loss of data or other disruptions causing the compromise of sensitive information or preventing us from accessing critical information, put our patient data at risk, and result in financial penalties and require us to incur significant costs to mitigate such, and result in adverse publicity, which could harm our business;
•our ability to compete in the healthcare industry;
•our dependence on reimbursements by third-party payers and payments by individuals;
•our reliance on third-party vendors to host and maintain the Privia Technology Solution;
•failure to maintain and renew existing physician practices, Privia Physicians, health system or hospital partners, or commercial payer customers do not continue to renew their contracts with us;
•failure to adequately expand our direct sales force and our business development staff;
•the viability of our growth strategy and our ability to realize expected results;
•the impact on our business of disruptions in our disaster recovery systems or management continuity planning;
•our ability to develop and maintain proper and effective internal control over financial reporting;
•the potential adverse impact of legal proceedings and litigation;
•our ability to maintain and enhance our reputation and brand recognition;
•our ability to properly structure and perform under our VBC programs; and
•overall business results may suffer from an economic downturn.

Risks Related to Government Regulation, Our Business and Our Industry
We conduct business in a heavily regulated industry, and if we fail to comply with applicable healthcare laws and government regulations, we could incur financial penalties, become excluded from participating in government health care programs, be required to make significant operational changes or experience adverse publicity, which may adversely affect our business.
The U.S. healthcare industry is heavily regulated and closely scrutinized by federal, state and local authorities. Comprehensive statutes and regulations govern the manner in which our Medical Groups provide and bill for services and collect reimbursement from governmental health care programs and commercial payers, our contractual relationships with our Privia Providers, vendors, health network partners and customers, how we contract with commercial payers, our marketing activities and other aspects of our operations. Of particular importance are:
•state laws that prohibit general business corporations, such as us, from practicing medicine, controlling Privia Physicians’ medical decisions or engaging in practices such as splitting professional fees with Privia Physicians;
•federal and state laws pertaining to non-physician clinicians, such as nurse practitioners and physician assistants, including requirements for physician supervision of such practitioners and reimbursement-related requirements;
•the federal physician self-referral law, commonly referred to as the Stark Law, which, subject to certain exceptions, prohibits physicians from referring Medicare or Medicaid patients to an entity for the provision of certain “designated health services”, or DHS, such as laboratory and other ancillary health care services if the physician or a member of the physician’s immediate family has a direct or indirect financial relationship (including an ownership interest or a compensation arrangement) with the entity, and prohibits the entity from billing Medicare or Medicaid for such DHS;
•the federal Anti-Kickback Statute, or AKS, which, subject to certain exceptions known as “safe harbors,” prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration, directly or indirectly, overtly or covertly in cash or in kind, to induce, or in return for, either the referral of an individual, or the lease, purchase, order or recommendation of, items or services covered, in whole or in part, by government healthcare programs such as Medicare and Medicaid. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. By way of example, the AKS safe harbor for value-based arrangements requires, among other things, that the arrangement does not induce a person or entity to reduce or limit medically necessary items or services furnished to any patient. Failure to meet the requirements of a safe harbor, however, does not render an arrangement illegal, although such arrangements may be subject to greater scrutiny by government authorities. Further, a person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it;
•federal and state civil and criminal false claims laws, including the False Claims Act, or FCA, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment to, or approval by Medicare, Medicaid, or other federal health care programs, knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or an obligation to pay or transmit money to the federal government, or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. There are many potential bases for liability under the FCA. The government has used the FCA to prosecute Medicare and other government healthcare program fraud such as coding errors, billing for services not provided, and providing care that is not medically necessary or that is substandard in quality. In addition, we could be held liable under the FCA if we are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing, coding or risk adjustment information to our Medical Groups and Privia Providers. The government may also assert that a claim including items or services resulting from a violation of the AKS or Stark Law constitutes a false or fraudulent claim for purposes of the FCA. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;
•the criminal healthcare fraud provisions of the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, or collectively, HIPAA, and related rules that prohibit knowingly and willfully executing, or attempting to execute, a scheme or artifice to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payer (e.g., public or private), and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any material false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it;
•civil monetary penalties laws, which impose civil fines for, among other things, the offering or transferring of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies;
•federal and state laws that prohibit our Medical Groups from billing and receiving payment from Medicare and Medicaid for services unless the services furnished by our Privia Providers are medically necessary, adequately and accurately documented, timely submitted and billed using codes that accurately reflect the type and level of services rendered;
•Medicare and Medicaid regulations, manual provisions, local coverage determinations, national coverage determinations and agency guidance that impose complex and extensive requirements upon healthcare providers, including our Medical Groups and Privia Providers;
•state laws that prohibit physicians from splitting professional fees with non-physicians, whether individuals or entities, or place restrictions on how such professional fees may be split with non-physicians, including, for instance, prohibitions on percentage-based management fees;
•federal and state laws that regulate healthcare-related debt collection practices, pricing transparency and protecting patients from surprise billings;
•a provision of the Social Security Act that imposes criminal penalties on healthcare providers who fail to disclose, or refund known overpayments;
•federal and state antitrust laws that prohibit or limit exclusive contracting relationships with healthcare providers, prohibit or limit the sharing of cost and pricing data, prohibit competitors from taking collective action to set commercial payer reimbursement rates, and determine when a joint venture or health care network is sufficiently integrated, by either sharing substantial financial risk or substantial clinical integration, to jointly contract with commercial payers;
•federal and state laws and policies related to healthcare providers’ licensure, certification, accreditation, Medicare and Medicaid program enrollment and reassignment of benefits;
•federal and state laws and policies related to the prescribing, administrating and dispensing of pharmaceuticals and controlled substances;
•state laws related to the advertising and marketing of services by healthcare providers, including Medical Group and Privia Physicians;
•federal laws that impose civil administrative sanctions for, among other violations, inappropriate billing of services to government health care programs or employing or contracting with individuals who are excluded from participation in government health care programs;
•laws and regulations limiting the use of funds in health savings accounts for individuals with high deductible health plans;
•federal and state laws regarding such telemedicine services, including necessary technological standards to deliver such services, coverage restrictions associated with such services, and the amount of reimbursement for such services;
•state laws pertaining to anti-kickback, fee splitting, self-referral and false claims, some of which are not consistent with comparable federal laws and regulations, including, for example, not being limited in scope to relationships involving government health care programs;
•federal and state laws pertaining to the collection, use, retention, protection, security, disclosure, transfer and processing of personal data; and

•state insurance laws governing what healthcare entities may bear financial risk and the allowable types of financial risks, including direct primary care programs, provider-sponsored organizations, ACOs, independent practice associations, and provider capitation.
To enforce compliance with the federal laws, the U.S. Department of Justice and the U.S. Department of Health and Human Services Office of Inspector General, or OIG, regularly scrutinize healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Responding to and managing government investigations can be time and resource-consuming, divert management’s attention from the business and generate adverse publicity. Any such investigation or settlement could increase our costs or otherwise have a negative impact on our business, even if we are ultimately found to be in compliance with the relevant laws. Moreover, if one of our physician or health system partners, or another third party fails to comply with applicable laws and becomes the target of a government investigation, government authorities could require our cooperation in the investigation, which could cause us to incur additional legal expenses, divert management’s attention from the business and result in adverse publicity.
In addition, because of the potential for large monetary exposure under the federal False Claims Act, which provides for treble damages and significant penalties, healthcare providers often settle allegations without admissions of liability for significant amounts to avoid the potential of penalties and treble damages that may be awarded in litigation proceedings. Such settlements often contain additional compliance and reporting requirements as part of a consent decree, settlement agreement or corporate integrity agreement, which may result in significant costs for several years after resolution of the original allegations and may slow our overall growth. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ compliance with the myriad of healthcare reimbursement rules and fraud and abuse laws. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could, despite our efforts to comply, be subject to challenge under one or more of such laws. Achieving and sustaining compliance with these laws may prove costly. The risk of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by regulatory authorities or the courts, and their provisions are sometimes complex and open to a variety of interpretations.
Our operating model seeks to structure each Medical Group as a “group practice” for purposes of the Stark Law. The Stark Law’s “group practice” definition is subject to a multi-factor analysis under the current regulatory scheme with many of the factors having multiple options for compliance. Many of the individual factors have not been subject to meaningful judicial interpretation or regulatory agency guidance, and such regulatory agency guidance is subject to change periodically. Furthermore, the test is not static, and our Medical Groups and their relationships with Privia Physicians must be periodically reviewed to ensure that they continue to meet the definition and that the safeguards built into the various agreements are being implemented and administered as required. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with the Stark Law, current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. Depending on the circumstances, failure to meet applicable regulatory requirements can result in civil, administrative, and criminal penalties such as criminal prosecution, fines, damages, disgorgement, individual imprisonment, recoupments of overpayments, imprisonment, loss of enrollment status, exclusion from participation in federal and state funded health care programs, contractual damages, reputational harm and the curtailment or restricting of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. In addition, in order to achieve compliance with current and future regulatory requirements, we may need to discontinue an aspect of our current business or expend significant costs altering our business structure, operations, or relationship with certain third-parties, including Privia Providers and health system partners, payers, and vendors. Our failure to accurately anticipate the application of these laws and regulations to our business or any other failure to comply with current or future regulatory requirements could create liability for us and negatively affect our business. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and result in adverse publicity.
Our business could be adversely affected by legal challenges to our Medical Groups’ ability to provide services via telehealth in certain jurisdictions.
The ability to conduct telehealth services in a particular state is directly dependent upon the applicable laws governing remote healthcare, the practice of medicine and healthcare delivery in general in such jurisdiction, which are subject to new laws and regulations, and changing interpretations of existing laws and regulations. In the past, state medical boards have implemented new rules or interpreted existing rules in a manner that has limited or restricted the ability of our Medical Groups to provide telehealth services, such as laws that require a provider to be licensed and/or physically located in the same state where the patient is located. Federal and state laws regarding such services, necessary technological standards to deliver such services, coverage restrictions associated with such services, and the amount of reimbursement for such services are subject to changing political, regulatory and other influences. For example, of the jurisdictions in which we currently operate, Virginia, Texas, Florida and the District of Columbia are not members of the Interstate Medical Licensure Compact, which streamlines the process by which physicians licensed in one state are able to practice in other participating states. Failure to comply with these laws could result in denials of reimbursement for our

Privia Providers’ services (to the extent such services are billed), recoupments of prior payments, professional discipline for our Privia Providers and/or civil or criminal penalties against our Medical Groups.
During the COVID-19 pandemic, many states enacted waivers and adopted other temporary measures that lifted certain restrictions on out-of-state providers and waived certain license requirements to allow greater access to telehealth services during the public health emergency period. The CMS, the federal agency responsible for administering the Medicare program, also made several changes in the manner in which Medicare pays for telehealth visits, many of which relaxed previous requirements, including originating site requirements for both the providers and patients, telehealth modality requirements and others. Many of these measures are effective only for the duration of the COVID-19 public health emergency. Effective January 16, 2022, HHS extended the public health emergency for another ninety days, which is April 16, 2022. The HHS Secretary may choose to renew the declaration for successive 90-day periods for as long as the emergency continues to exist and may terminate the declaration whenever he determines that the public health emergency no longer exists. It is unclear for how long the public health emergency declaration will be extended. It is also unclear which, if any, of these changes related to remote healthcare will remain in place permanently and which will be rolled-back following the COVID-19 pandemic or the expiration of the public health emergency. With the various government shutdowns, stay at home orders, and restrictions on elective health care services brought about by the COVID-19 pandemic, our Owned and Non-Owned Medical Groups have increasingly relied upon the availability of, and reimbursement for, telemedicine and other emerging technologies (such as digital health services) to generate revenue. If regulations change to restrict our Medical Groups’ ability to deliver care, or prohibit Privia Providers from delivering care, through telehealth modalities, our financial condition and results of operations may be adversely affected.
Our revenues and profits could be diminished if we fail to retain our Privia Physicians or fail to recruit new Privia Physicians to affiliate with our Medical Groups.
Our operating model relies significantly on aggregating a sufficient number of Privia Physicians in each of our Medical Groups. The number of Privia Physicians in a particular market impacts our ability to negotiate competitive reimbursement rates with commercial payers, impacts our attributed lives for VBC purposes, impacts our unit cost in furnishing our services across geographic markets, and, our revenue from the provision of management services through the MSA we enter into with the Non-Owned Medical Groups. We still experience provider attrition within our Medical Groups resulting from retirement, disability, death and Privia Physicians pursuing other opportunities including hospital or health system employment, concierge medicine practices, and the sale of their Affiliated Practices. The departure of large number of Privia Providers, or the departure of key Privia Physicians’ Affiliated Practices with large patient populations, could negatively impact our revenue in the short term, and may adversely affect our ability to perform under our VBC arrangements, including our financial performance and our ability to timely and accurately meet reporting requirements. Further, the loss of any Privia Physician may result in such Privia Physician’s patient population transferring to a non-Privia Provider, which could reduce our overall revenues and profits. Moreover, we may not be able to attract new Privia Physicians to replace the services of departing Privia Physicians or to service our obligations under a government health care program, such as the MSSP or Medicare Advantage plans, or a VBC arrangement with a commercial payer.
Our standard agreements between our Medical Groups and our Privia Physicians do not generally prohibit Privia Physicians from competing with us after the term of the agreements. Further, in our deals with certain Medical Groups where we have post-termination non-compete obligations and other restrictive covenants that prohibit our Privia Providers from working with a competitor of ours, there can be no assurance that such non-compete agreements when asserted against a departing Privia Provider will be found enforceable if challenged in certain states. In such event, we could be unable to prevent such departing Privia Provider and other providers formerly affiliated with us from competing with us and/or our Medical Groups, potentially resulting in the loss of some of our patients, which could negatively affect our overall revenues and profits.
Further, as we move into new markets, our success in each market is dependent on our ability to recruit a sufficient number of Privia Providers to allow us to fully implement our operating model. Our failure to do so may ultimately result in our inability to compete effectively in such market. In addition, as we incur significant upfront time and costs in operating in a new market, including management time and attention, our failure to compete effectively in a new market could negatively affect our profits as well as our reputation within the larger physician community.
We are dependent on our relationships with Medical Groups, some of which we do not own, to furnish Privia Providers, to provide professional services to patients on behalf of federal health care programs as defined in 42 U.S.C. 1320a-7(f) and commercial payers, and our business could be adversely affected by legal challenges to our business model.
Our operating model includes Owned Medical Groups, Non-Owned Medical Groups, MSOs that furnish management services on behalf of our Medical Groups and ACOs, a technology-enabled platform that overlays our Privia Providers’ EMR, and, in most markets, a separate legal entity that serves as an ACO under the MSSP as established by the Patient Protection and Affordable Care Act and a provider network vehicle for VBC on behalf of our Medical Groups as well as, in certain markets, independent, non-Privia Providers.
Our ability to conduct business in each state is dependent upon that specific state’s treatment of each component of the Privia operating model under such state’s laws, regulations and policies governing the practice of medicine, physician fee splitting prohibitions, state restrictions on the use and disclosure of patient health information and other confidential information among the various components of our operating model, restrictions on the types of provider entities that can take financial risk or the types of financial risks that can be assumed by providers before triggering the state’s insurance laws requiring licensure from the state’s insurance department or agency.
The laws of many states, including states in which we currently operate, prohibit us from exercising control over the medical judgments or decisions of our Privia Physicians and from engaging in certain financial arrangements, such as splitting professional fees with Privia Providers or incentivizing certain types of utilization. These laws and their interpretations vary from state to state, and are enforced by state courts and regulatory authorities, each with broad discretion. We have relationships with Medical Groups in each of our markets which our Privia Providers join to furnish healthcare services as an integrated, single-TIN legal entity. When permitted under state law, these are structured as Owned Medical Groups and we own a majority interest in all of our Owned Medical Groups but, even in such markets, we and our MSOs are still prohibited from controlling any aspect of the practice of medicine, including, without limitation, decisions regarding professional medical judgment, diagnosis and treatment of patients and supervisory responsibility for all licensed non-physician clinicians, unlicensed individuals to whom the physician delegates nondiscretionary duties and any other individual providing any service that could constitute the practice of medicine. Our financial statements are consolidated in accordance with applicable accounting standards and include the accounts of our majority-owned subsidiaries. Such consolidation for accounting and/or tax purposes does not, is not intended to, and should not be deemed to, imply or provide us any control over the medical or clinical affairs of such practices. In other states, such as California, Texas and Tennessee, we are prohibited from having any ownership interest or governance control in our Medical Groups and these are structured as Non-Owned Medical Groups. In such instances, (i) we generally appoint a Privia Physician licensed in the market to the governing board of such Non-Owned Medical Groups but we have little in the way of governance control of the Non-Owned Medical Groups other than through our MSAs; or (ii) alternatively, in certain markets, we have begun to have certain licensed physicians with Privia leadership positions form professional entities to own the majority interest in Friendly Medical Groups. If a jurisdiction’s prohibition on the corporate practice of medicine is interpreted in a manner that is inconsistent with our practices, we could be required to restructure or terminate our arrangements with our Non-Owned Medical Groups and Friendly Medical Groups and could result in additional penalties, damages and fines. We enter into agreements with our Medical Groups in our various markets and through which our Privia Providers furnish healthcare services on behalf of our Medical Groups. In addition, we enter into contracts on behalf of our Medical Groups and ACOs with federal health care programs and commercial payers to deliver healthcare services in exchange for fees. Such fees may be structured as FFS, VBC or both. We also enter into exclusive MSAs with our Medical Groups pursuant to which the Medical Groups reserve exclusive control and responsibility for all aspects of the practice of medicine and the delivery of medical services. Our Medical Groups also enter into services arrangements with our Privia Physicians’ Affiliated Practices to provide certain services to support our Privia Physicians at their historic practice locations.
Although we seek to substantially comply in all material respects with applicable state laws, including prohibitions on the corporate practice of medicine and fee splitting, state officials who administer these laws or other third parties may challenge our existing organization and contractual arrangements. If such a claim were successful, we could be subject to civil and criminal penalties and could be required to restructure or terminate the applicable contractual arrangements. A determination that these arrangements violate state statutes, or our inability to successfully restructure our relationships with our Medical Groups to comply with these statutes, could jeopardize our performance in federal health care programs and commercial payer arrangements, could result in a decrease in management fees under our MSAs, could slow our growth by making it harder to recruit Privia Physicians to join our Medical Groups, and could result in a renegotiation of our existing agreements with Privia Physicians, all of which could have a materially adverse effect on our business, financial condition and the results of operations.
The transition from fee-for-service to value-based reimbursement models may have a material adverse effect on our operations.
Healthcare reform is causing some payers to transition from fee-for-service to value-based reimbursement models, which can include risk-sharing, bundled payment and other innovative approaches. While these models may provide us and our Medical Groups with opportunities to provide new or additional services and to participate in incentive-based payment arrangements, there can be no assurance that such new models and approaches will be profitable to us or our Medical Groups. Further, new models and approaches may require investment by us to develop technology or expertise to offer necessary and appropriate solutions or support to our Medical Groups, and we do not fully know the amount and timing for return of such investment at this time. In addition, some of these new models are being offered as pilot programs and there is no assurance that they will continue or be renewed. Many states in which these new value- based structures are being developed also lack regulatory guidance or a well-developed body of law for these new models and approaches, or may not have updated their laws or enacted legislation yet to reflect the new healthcare reform models. As a result, new and existing laws, regulations or guidance could have a material adverse effect on our operations and could subject us to the risk of restructuring or terminating our arrangements with our Medical Groups, as well as the risk of regulatory enforcement, penalties and sanctions, if state and federal enforcement agencies disagree with our interpretation of these laws.
Regulation of downstream risk-sharing arrangements, including, but not limited to, capitation and other value-based arrangements, varies significantly from state to state. Some states require downstream entities and risk-bearing entities, or RBEs, to obtain an insurance license, a certificate of authority, or an equivalent authorization, in order to participate in downstream risk-sharing arrangements with payers. In some states, statutes, regulations and/or formal guidance explicitly address whether and in what manner the state regulates the transfer of risk by a payor to a downstream entity. However, the majority of states do not explicitly address the issue, and in such states, regulators may nonetheless interpret statutes and regulations to regulate such activity. If downstream risk-sharing arrangements are not regulated directly in a particular state, the state regulatory agency may nonetheless require oversight by the licensed payor as the party to such a downstream risk-sharing arrangement. Such oversight is accomplished via contract and may include the imposition of reserve requirements, as well as reporting obligations. Further, state regulatory stances regarding downstream risk-sharing arrangements can change rapidly and codified provisions may not keep pace with evolving risk-sharing mechanisms and other new value-based reimbursement models. Certain of the states where we currently operate or may choose to operate in the future regulate the operations and financial condition of risk bearing entities. These regulations can include capital requirements, licensing or certification, governance controls and other similar matters. While these regulations have not had a material impact on our business to date, as we continue to expand, these rules may require additional resources and capitalization and add complexity to its business.
The ACA also required CMS to establish a Medicare shared savings program that promotes accountability and coordination of care through the creation of Accountable Care Organizations, or ACOs. The Medicare shared savings program allows for providers, physicians and other designated health care professionals and suppliers to form ACOs and voluntarily work together to invest in infrastructure and redesign delivery processes to give coordinated high quality care to their Medicare patients, avoid unnecessary duplication of services and prevent medical errors. ACOs that achieve quality performance standards established by CMS are eligible to share in a portion of the Medicare program’s cost savings. Our ACOs include physicians and advanced practitioners in Georgia, Maryland, Texas, Virginia and Washington, DC in 2021. These ACOs participate in the MSSP, and are subject to ACO program methodologies and participation requirements that are updated by CMS for each performance year. We and our Medical Groups as ACO participants are expected to comply with such program requirements and are required to report to CMS on performance after the close of the year. Failure to comply with such program requirements could subject us and our Medical Groups to significant penalties and, in some cases, termination from participating in MSSP.
Additionally, the Center for Medicare and Medicaid Innovation continues to test an array of value-based alternative payment models, including the recent replacement of the Global and Professional Direct Contracting, or GPDC, Model with the ACO Reach program as of January 2, 2023, though which providers can negotiate directly with the government to manage traditional Medicare beneficiaries and share in the savings and risks generated from managing such beneficiaries. Although we currently do not participate in all of these payment models, we may choose to do so in the future. In addition, there likely will continue to be regulatory proposals directed at containing or lowering the cost of healthcare, as government healthcare programs and other third-party payers transition from fee-for-service, or FFS, to value-based reimbursement models, which can include risk-sharing, bundled payment and other innovative approaches. It is possible that the federal or state governments will implement additional reductions, increases, or changes in reimbursement in the future under government programs that may adversely affect us or increase the cost of providing our services. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue or attain growth, any of which could have a material impact on its business.
Our operating model also seeks to structure each Medical Group with sufficient integration to allow such Medical Group to negotiate on behalf of its Privia Providers with both federal health care programs and commercial payers. That is, from federal and state antitrust law perspectives, each Medical Group is structured to be a single entity, with a single-TIN, fully capable of establishing the prices for which it sells its products and services. Our new Privia Care Partners model, which is less integrated than our historical Medical Groups, creates additional legal concerns especially under state and federal antitrust laws. We have structured these arrangements, often with the knowledge and support of payers, to either have significant clinical integration or share significant financial risk so as to allow for single signature contracting authority with payers.
Similarly, our operational ACOs, which all participate in the MSSP, have been structured so that all participants in the ACO, including our Medical Groups, are substantially clinically integrated in accordance with guidance from the Federal Trade Commission to allow our ACOs to negotiate payer contracts, including pricing terms, on behalf of our participating providers, including our Medical Groups. We have not, however, requested a formal advisory opinion from the Federal Trade Commission or a business review from the Department of Justice Antitrust Division for either our Medical Groups or our ACO model.
With respect to our ACOs, such entities typically participate in both the MSSP and commercial VBC arrangements. Given our MSSP participation, under the FTC and DOJ’s Statement of Antitrust Enforcement Policy Regarding Accountable Care Organizations Participating in the Medicare Shared Savings Program (the “Policy Statement”), our ACOs would be subject to a rule of reason analysis. Although we have not conducted a full calculation of our ACOs’ share of primary specialty services in each ACO participant’s Primary Service Area (“PSA”), our preliminary analysis is that each of our ACOs would fall outside of the Policy Statement’s safety zone (i.e., no more than 30% share of services in each PSA) and therefore, the FTC or DOJ could challenge our ACO as anticompetitive. We have, however, adopted policies and practices to ensure our compliance with the antitrust laws including limiting the anti-competitive effect of our higher share of physician services within our geographic markets.
The Biden Administration appears committed to increasing antitrust enforcement and the scope of current antitrust laws as evidenced by Executive Order 14036 “Promoting Competition in the American Economy,” which, among other things, expresses concern about excessive market concentration in health care markets, including the insurance, hospital and prescription drug markets. Agency action to implement the Executive Order could limit, or increase the cost associated with, our growth plans, including limiting our ability to acquire competitors and grow at rates similar to our historic growth rates.

A successful challenge of any of these components of our operating model could result in our restructuring our relationships with our Medical Groups and ACOs, and where such relationships cannot be successfully restructured could result in our inability to furnish services in certain markets. Further, depending on the enforcement agency an antitrust violation can result in enforcement actions against us, our Medical Groups and/or ACOs ranging from a cease and desist demand, to criminal enforcement with the potential for treble damages. Any such outcome could damage our reputation, jeopardize our existing business arrangements, and could have a materially adverse effect on our business, financial condition and the results of operations. Even a successful defense of an antitrust claim can be very expensive, may distract key management, and can damage our reputation and impair our ability to recruit new physicians.
We are dependent on our EMR vendor, athenahealth, Inc., which the Privia Technology Solution is integrated and built upon, and which we require all of our Owned Medical Groups to utilize and which is utilized by all but one of the Non-Owned Medical Groups, and our business could be adversely affected if that relationship were disrupted.
Although we own all aspects of our athenaNet services, the Privia Technology Solution is not currently usable with other EMRs, and to move our Privia Providers to another EMR provider we would have to duplicate our services on that platform, which could require considerable effort, time and expense. While we have a positive working relationship with athenahealth, Inc., and while being one of their larger enterprise clients gives us priority access in resolving issues with the EMR and preferred pricing relative to going market rates, there is no assurance we will be able to maintain the relationship on positive terms. In addition, our dependency on athenahealth, Inc. creates significant risks related to service disruptions, potential cyberattacks experienced by athenaNet, cessation of operations of athenahealth, Inc., or price leveraging by athenahealth, Inc. A material change in our relationship with athenahealth, Inc., whether resulting from a dispute, a change in government regulation, or the loss of this relationship, could impair our ability to provide the same level of services to our Privia Providers for some period of time and could have a material adverse effect our business, financial condition and results of operations.
We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to maintain profitability.
We reported net (loss) income of $(188.2) millions, $31.2 million and $8.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. Our accumulated deficit is $(208.1) millions and $19.9 million as of December 31, 2021 and 2020, respectively. We expect our aggregate costs will increase substantially in the foreseeable future and we may experience losses as we expect to invest heavily in increasing and expanding our operations, hiring additional employees and operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. To date, we have financed our operations principally from revenue earned from our Medical Group’s billing and collection for healthcare services furnished by Privia Providers, revenues earned from VBCs with our ACOs, the incurrence of indebtedness and the sale of our equity. We may not generate positive cash flow from operations or achieve profitability in any given period, and our limited operating history may make it difficult for you to evaluate our current business and our future prospects.
We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including increasing expenses as we continue to grow our business. We expect our operating expenses to increase significantly over the next several years as we continue to hire additional personnel, expand our operations and infrastructure, and continue to expand to reach more patients. In addition to the expected costs to grow our business, we also expect to incur additional legal, accounting and other expenses as a newly public company. These investments may be more costly than we expect, and if we do not achieve the benefits anticipated from these investments, or if the realization of these benefits is delayed, they may not result in increased revenue or growth in our business. If our growth rate were to decline significantly or become negative, it could adversely affect our financial condition and results of operations. If we are not able to achieve or maintain positive cash flow in the long term, we may require additional financing, which may not be available on favorable terms or at all and/or which could be dilutive to our stockholders. If we are unable to successfully address these risks and challenges as we encounter them, our business, results of operations and financial condition could be adversely affected. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.
Security breaches, loss of data and other disruptions could compromise sensitive information related to our business or our patients, or prevent us from accessing critical information and expose us to liability, which could adversely affect our business, operations and our reputation.
In the ordinary course of our business, we collect, store, use and disclose sensitive data, including PHI and other types of personal data or personal information, relating to our employees, our Privia Providers’ patients and others. We also process and store, and use third-party service providers to process and store, sensitive information, including intellectual property, trade secrets, confidential information and other proprietary business information. We manage and maintain such sensitive data and information utilizing a combination of managed data center systems and cloud-based computing center systems.
We are highly dependent on information technology networks and systems, including the internet, to securely process, transmit and store this sensitive data and information. Security breaches of this infrastructure, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, and employee or contractor error, negligence or malfeasance, can create system disruptions, shutdowns or unauthorized disclosure or modifications of such sensitive data or information, causing PHI or other personal information to be accessed or acquired without authorization or to become publicly available. We utilize third-party service providers for important aspects of the collection, storage, processing and transmission of employee and patient information, and other confidential and sensitive information, and therefore rely on third parties to manage functions that have material cybersecurity risks. Because of the sensitivity of the PHI, other personal information and other sensitive information we, our Medical Groups and their legacy practices collect, store, transmit, and otherwise process, the security of our technology-enabled platform and other aspects of our services, including those provided or facilitated by our third-party service providers, are critical to our operations and business strategy. We take certain administrative, physical and technological safeguards to address these risks, such as evaluating such service providers before granting access to PHI or other personal information, and by requiring contractors and other third-party service providers who handle this PHI, other personal information and other sensitive information for us to enter into agreements that contractually obligate them to use reasonable efforts to safeguard such PHI, other personal information, and other sensitive information. Measures taken to protect our systems, those of our contractors or third-party service providers, or the PHI, other personal information, or other sensitive information we or contractors or third-party service providers process or maintain, may not adequately protect us from the risks associated with the collection, storage, processing and transmission of such sensitive data and information. We may be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by security breaches. Despite our implementation of security measures, cyber-attacks are becoming more sophisticated and frequent. We experience cyber-attacks and other security incidents of varying degrees from time to time, though none which individually or in the aggregate has led to costs or consequences which have materially impacted our operations or business. On October 28, 2020, the Department of Health and Human Services (“HHS”) and the Federal Bureau of Investigation alerted health care providers that ransomware activity is currently targeting the healthcare and public health sectors. Ransomware attacks, including those from organized criminal threat actors, nation-states, and nation-state supported actors, are becoming increasingly prevalent and severe, and can lead to significant interruptions in our operations, loss of data and income, reputational loss, diversion of funds, and may result in fines, litigation and unwanted media attention. Given the current situation in Ukraine, more state-sponsored attacks on infrastructure directed towards United States infrastructure and targets, including health care organizations, may increase. Further, widely spread vulnerabilities, such as the Apache Log4j 2 vulnerability reported in December 2021, could affect our or our vendors’ systems. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting payments. Moreover, hardware, software or applications we use may have inherent vulnerabilities or defects of design, manufacture or operations or could be inadvertently or intentionally implemented or used in a manner that could compromise information security. There can be no assurance that we or our vendors and other third parties will not be subject to cybersecurity threats and incidents that bypass our or their security measures, impact the integrity, availability or privacy of personal health information or other data subject to privacy laws or disrupt our or their information systems, devices or business, including our ability to provide various health care services. Further, consumer confidence in the integrity and security of personal information and critical operations data in the health care industry generally could be shaken to the extent there are successful cyberattacks at other health care services companies, which could have a material, adverse effect on our business, financial position or results of operations. We or our third-party service providers may be unable to anticipate these techniques or to implement adequate protective measures, especially as more workforce members and our vendors’ workforce continue to work remotely because of the COVID-19 pandemic.
A security breach or privacy violation that leads to disclosure or unauthorized use or modification of, or that prevents access to or otherwise impacts the confidentiality, security, or integrity of, any personal information, patient information, including PHI subject to HIPAA or any other sensitive information we or our contractors or third-party service providers maintain or otherwise process, could harm our reputation, compel us to comply with breach notification laws, cause us to incur significant costs for remediation, fines, penalties, notification to individuals and for measures intended to repair or replace systems or technology and to prevent future occurrences, potential increases in insurance premiums, and require us to verify the accuracy of database contents, resulting in increased costs or loss of revenue. If we are unable to prevent or mitigate such security breaches or privacy violations or implement satisfactory remedial measures, or if it is perceived that we have been unable to do so, our operations could be disrupted, we may be unable to provide access to our systems, and we could suffer a loss of Privia Physicians and patients, and we may as a result suffer loss of reputation, adverse impacts on our Privia Providers, patients and investor confidence, financial loss, governmental investigations or other actions, regulatory or contractual penalties, and other claims and liability. In addition, security breaches and other inappropriate access to, or acquisition or processing of, information can be difficult to detect, and any delay in identifying such incidents or in providing any notification of such incidents may lead to increased organizational harm.
Any such breach or interruption of our systems or those of any of our third-party service providers could compromise our networks or data security processes and sensitive information could be made inaccessible or could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such interruption in access, improper access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws and regulations that protect the privacy of patient information or other personal information, such as HIPAA, and regulatory penalties. Unauthorized access, loss or dissemination could also disrupt our operations, including the ability of our Privia Providers to perform healthcare services, access patient health information, collect, process, and prepare company financial information, provide information about our current and future services and engage in other patient and clinician education and outreach efforts. Any such breach could also result in the compromise of our trade secrets and other proprietary information, which could adversely affect our business and competitive position. While we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident. Further, we maintain copies of our critical operational information, including our EMR data, in different geographic settings and the cloud, and we may not be able to access such copies in the event of a national emergency or widespread natural disaster. Any such breach or interruption of our systems or those of any of our third-party service providers could have a material adverse impact on our business, results of operations, financial condition and cash flows.
The healthcare industry is highly competitive.
We compete directly with national, regional and local providers of healthcare services for patients, physicians, non-physician clinicians and skilled employees. There are many other companies and individuals currently providing healthcare services, including others with technology-enabled, nationally focused business models similar to ours. Many of these competitors have been in business longer than us and/or have substantially more resources than we do. Since there are virtually no substantial capital expenditures required for providing healthcare services, there are few financial barriers to entry in the healthcare industry. Other companies could enter the healthcare industry in the future and divert some or all of our business. We compete with different companies across certain lines of business, including companies with: dedicated brick-and-mortar locations which often target patients covered by Medicare Advantage plans (such as Oak Street Health), dedicated direct primary care locations which often target a commercial or employer-based patient population (such as One Medical), the ability to organize providers into accountable care organizations, allowing physicians to participate in VBC arrangements (such as Aledade) and the ability to partner with physicians groups to enable better care delivery primarily for seniors (such as Agilon Health or VillageMD). Our indirect competitors also include episodic point solutions, such as telemedicine offerings, as well as urgent care providers. We expect to face increasing competition, both from current competitors, who may be well established and enjoy greater resources or other strategic advantages to compete for some or all key stakeholders in our markets, as well as new entrants into our market.
Our ability to compete successfully varies from location to location and depends on a number of factors, including the number of competing medical practices in the local market and the types of services available at those facilities, our local reputation for quality care of patients, the commitment and expertise of our Privia Physicians, our ability to obtain competitive reimbursement rates with commercial payers, our local service offerings and the success of physician sales efforts, the cost of care in each locality, and the physical appearance, location, age and condition of the various locations at which our Privia Physicians furnish patient care services. If we are unable to attract patients to our Medical Groups, our revenue and profitability will be adversely affected. Some of our competitors may have greater recognition and be more established in their respective communities than we are, and may have greater financial and other resources than we have. Competing medical practices may also offer larger facilities or different programs or services than we do, which, combined with the foregoing factors, may result in our competitors being more attractive to our current patients, potential patients and referral sources. Furthermore, while we budget for routine capital expenditures to stay competitive in our respective markets, to the extent that competitive forces cause those expenditures to increase in the future, our financial condition may be negatively affected. In addition, our relationships with federal health care programs and commercial payers are not exclusive, and our competitors have established or could seek to establish relationships with such payers to serve their covered patients. Additionally, as we expand into new geographical markets, we may encounter competitors with stronger relationships or recognition in the community in such new geography, which could give those competitors an advantage in obtaining physicians and new patients. Our Privia Providers, Non-Owned Medical Groups and companies in other healthcare industry segments, including those with which we have contracts, and some of which have greater financial, marketing and staffing resources, may become competitors in providing healthcare services, and this competition may have a material adverse effect on our business operations and financial position.
Each of our revenue streams ultimately depends on reimbursements by third-party payers, as well as payments by individuals, which could lead to delays and uncertainties in the reimbursement process.
The reimbursement process is complex and can involve lengthy delays. Although we recognize FFS revenue for our Owned Medical Groups when their associated Privia Providers approve the claims for providing services to patients, we may from time to time experience delays in receiving the associated reimbursement and, with respect to VBC arrangements, ultimate payment of any shared savings, bonuses, withholds and similar payments is received only after the close of the relevant measure period, which may be a calendar year, and then only after the payer has reconciled cost of care, FFS reimbursement paid, if any, reported quality data, and patient attribution resulting in significant delays between the provision of services and ultimate payment. In addition, third-party payers may disallow, in whole or in part, requests for reimbursement based on determinations that the patient is not eligible for coverage, certain amounts are not reimbursable under plan coverage or were for services provided that were not medically necessary, not adequately documented or after submitting additional supporting documentation requested by the payer. Retroactive adjustments may change amounts realized and recognized as revenue from third-party payers. We are subject to audits by such payers, including governmental audits of our Medicare claims, and may be required to repay these payers if a finding is made that we were incorrectly reimbursed. Delays and uncertainties in the reimbursement process may adversely affect accounts receivable, increase the overall costs of collection and cause us to incur additional borrowing costs. Third-party payers are also increasingly focused on controlling healthcare costs, and such efforts, including any revisions to coverage and reimbursement policies, which may further complicate and delay our reimbursement of claims.
In addition, certain of our patients are covered under health plans that require the patient to cover a portion of their own healthcare expenses through the payment of copayments or deductibles. We may not be able to collect the full amounts due with respect to these payments that are the patient’s financial responsibility, or in those instances where our Privia Physicians provide services to uninsured individuals or individuals for which the physician is out of network. To the extent permitted by law, amounts not covered by third-party payers are the obligations of individual patients for which we may not receive whole or partial payment. Any increase in cost shifting from third-party payers to individual patients, including as a result of high deductible plans for patients, increases our collection costs and reduces overall collections.
As more of our Medical Groups’ revenue derive from VBC, our failure to adequately predict and control our Medical Groups’ costs and expenses, and to make reasonable estimates and maintain adequate accruals for incurred but not reported claims, could have a material adverse effect on our business, results of operations, financial condition and cash flows. To the extent that our Medical Groups’ patients require more care than anticipated or our medical costs and expenses exceed estimates, reimbursement paid under our VBC arrangements may be insufficient to cover costs. In any given situation, this may negatively impact both our revenue from Medical Groups and our revenue from the management services furnished to our Non-Owned Groups. Although we can mitigate some of this risk on a case-by case basis with stop loss coverage, we generally have little ability to increase our charges during the terms of our VBC arrangements and we may have minimal ability to control our Medical Groups’ patients’ decisions that may increase the total cost of care.
The impact on us of recent healthcare legislation and other changes in the healthcare industry and in healthcare spending is currently unknown, but may adversely affect our business, financial condition and results of operations.
The impact on us of healthcare reform legislation and other changes in the healthcare industry and in healthcare spending is currently unknown, but may adversely affect our business, financial condition and results of operations. Our revenue is dependent on the healthcare industry and could be affected by changes in healthcare spending, reimbursement and policy. The healthcare industry is subject to changing political, regulatory and other influences. By way of example, the ACA, which was enacted in 2010, made major changes in how healthcare is delivered and reimbursed, and it increased access to health insurance benefits to the uninsured and underinsured populations of the United States. We embrace many of the goals of the ACA, including our current ACOs actively participating in the MSSP, which have resulted in shared savings under the MSSP in excess of $90 million since we started participating in the program in 2014.
Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order initiating a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare. It is unclear how other healthcare reform measures enacted by Congress or implemented by the Biden administration or other challenges to the ACA, if any, will impact the ACA or our business.
A number of legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions to Medicare payments to providers of 2% per fiscal year, which will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic and a reduction of the sequestration cut to 1% from April 1 to June 30, 2022. In addition, the American Rescue Plan Act of 2021, signed into law March 11, 2021, included a number of provisions intended to shore up the ACA, including lower premiums for insurance purchased through the exchange marketplace, premium tax credits for insurance purchased by individuals on the exchange marketplace and providing significant subsidies for states that have not yet expanded their Medicaid programs under the ACA. These changes as well as other administrative changes such as extending enrollment periods for 2021 and increasing navigator funding may ultimately decrease our Medical Groups’ uninsured patient populations but at the same time, such changes may move patient populations from higher reimbursed commercial insurance to lower reimbursed exchange marketplace coverage. Although it is too early to determine the likely cumulative effect of these changes, such changes could negatively impact both our revenue and the revenue of our Medical Groups.
Our operating model, the Privia Technology Solution and our revenue are dependent on the healthcare industry’s continued movement towards providers assuming more risk from payers for the cost of patient care. Any legislative, regulatory or industry changes that slows or limits that movement or otherwise reduces the non-facility-based healthcare spending could most likely be detrimental to our business, revenue, financial projections and growth. VBC arrangements typically require providers to achieve certain quality indicators either as a gating prerequisite to realizing value-based revenue enhancements or as a positive or negative multiplier related to such payments, including, for example, the MSSP. Periodic changes to the quality metrics that our Privia Providers are required to report, either as to the included metric, how the metric is measured or the necessary thresholds for satisfying the metric, could adversely impact our revenue relative to such VBC arrangements.
We are also impacted by the Medicare Access and CHIP Reauthorization Act, under which physicians must choose to participate in one of two Quality Payment Program (“QPP”) payment methodology designed to reward physicians for delivering high-quality patient care, the Merit-Based Incentive Payment System, or MIPS, or Alternative Payment Models, or APMs. CMS expects to transition increasing financial risk to providers as the QPP evolves. The Advanced Alternative Payment Model (“Advanced APM”) track makes incentive payments available for participation in specific innovative payment models approved by CMS. Providers may earn a 5% Medicare incentive payment through 2024 and will be exempt from the reporting requirements and payment adjustments imposed under the Merit-Based Incentive Payment System (“MIPS”) if the provider has sufficient participation (based on percentage of payments or patients) in an Advanced APM. Alternatively, providers may participate in the MIPS track. Currently, providers electing this option may receive payment incentives or be subject to payment reductions based on their performance with respect to clinical quality, resource use, clinical improvement activities, and meeting Promoting Interoperability standards related to the meaningful use of EHRs. Performance data collected in 2022 will result in payment adjustments of up to 9% in 2024. CMS makes available an exception that permits clinicians to request reweighing of any or all performance categories if they encounter an extreme and uncontrollable circumstance or public health emergency, such as COVID-19, that is outside of their control. Certain automatic exceptions were granted in 2020 and 2021 due to COVID 19 but for performance year 2022, providers will generally be required to submit an application in order to request an exception.
Payments from such federal health care programs are subject to periodic statutory changes, annual regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review and federal and state funding restrictions, each of which could increase or decrease program payments, as well as affect the cost of providing service to patients and the timing of payments to our Medical Groups, and our ACOs. We are unable to predict the effect of recent and future policy changes on our operations. In addition, the uncertainty and fiscal pressures placed upon federal health care programs as a result of, among other things, deterioration in general economic conditions, reduced tax revenue and the funding requirements from the federal healthcare reform legislation, may affect the availability of taxpayer funds for such federal health care program. Current and prior healthcare reform proposals have included the concept of creating a single payer or public option for health insurance. If enacted, these proposals could have an extensive impact on the healthcare industry, including us. We are unable to predict whether such reforms may be enacted or their impact on our operations. Changes in federal health care programs may reduce the reimbursement we receive and could adversely impact our business and results of operations.
As federal healthcare expenditures continue to increase, and state governments continue to face budgetary shortfalls, federal and state governments have made, and continue to make, significant changes in the Medicare and Medicaid programs. These changes include reductions in reimbursement levels and new or modified demonstration projects authorized pursuant to Medicaid waivers. Some of these changes have decreased, or could decrease, the amount of money our Medical Groups receive for furnishing patient care services relating to these programs. In some cases, private third-party payers rely on all or portions of Medicare payment systems to determine payment rates. Changes to federal health care programs that reduce payments under these programs may negatively impact the payments our Medical Groups receive from private third-party payers.
We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments and commercial payers will pay for healthcare services, which could harm our business, financial condition and results of operations.
If reimbursement rates paid by commercial payers are reduced or if commercial payers otherwise restrain our ability to provide services to their enrollees through narrow network products or otherwise, our business could be harmed.
Our typical agreements with commercial payers only secure agreed reimbursement rates for a relatively short period of time, generally for a period of one to three years. Likewise, at this time, all of our existing commercial payer contracts are local or regional contracts as opposed to national contracts. If any commercial payers reduce their reimbursement rates, elect not to cover some or all of our Medical Group’s healthcare services, or restrain our Privia Providers’ ability to furnish services to their patients through the use of tiered pricing or a narrow network offering, our business may be harmed. If such events were to occur, not only is revenue to our Medical Groups reduced, which in turn reduces our management fees, but if our commercial payer contracts are not competitive in a given market or we are unable to obtain a contract with certain commercial payers, we limit our ability to recruit new Privia Physicians and may not be able to achieve our growth expectations.
Commercial payers often use plan structures, such as narrow networks or tiered networks, to encourage or require members to use in-network providers. In-network providers typically provide services through commercial payers for a negotiated lower rate or other less favorable terms and achieve their margins by increased volume of services. Commercial payers generally attempt to limit the use of out-of-network providers by requiring members to pay higher copayment and/or deductible amounts for out-of-network care. Additionally, commercial payers have become increasingly aggressive in attempting to minimize the use of out-of-network providers by disregarding the assignment of payment from their enrollees to out-of-network providers (i.e., sending payments directly to members instead of to out-of-network providers), capping out-of-network benefits payable to members, waiving out-of-pocket payment amounts and initiating litigation against out-of-network providers for interference with contractual relationships, insurance fraud and violation of state licensing and consumer protection laws. If we become out-of-network for insurers, our business could be harmed and our patient service revenue could be reduced because members could stop using our services. Further, many states have laws and regulations that prevent providers from waiving patient out of pocket amounts, including out of network charges, when such providers submit their full charges to commercial payers.
On July 1, 2021, the Departments of Health and Human Services, Labor and Treasury issued an interim final rule intended to reduce surprise billing in health care. On September 30, 2021, a second interim final rule was issued, subject to a public comment period, which closed on October 18, 2021. On November 17, 2021 a third interim final rule was issued, subject to a public comment period, which closed on January 24, 2022. The provisions of these rules, most of which go into effect on January 1, 2022, seek to limit excessive patient out-of-pocket amounts by limiting cost sharing for out-of-network services to in-network levels, requiring cost sharing for out-of-network payments to offset in-network deductibles, setting out-of-pocket maximums, disclosing patient protections against balance billing, and prohibiting balance billing under certain circumstances. These rules also establish the independent dispute resolution process that providers, facilities or providers of air ambulance services, and health plans or issuers will use to determine final payment beyond allowable patient cost-sharing for certain out-of-network healthcare services and require that certain providers and facilities provide a good faith estimate of the charges to uninsured (or self-pay) individuals so they can know what costs to expect when seeking healthcare. It is currently unclear how such changes will impact our revenue, bad debt, and the competitive advantages of our Medical Groups being in network status across markets. Compliance will require additional training and the build-out of new safeguards to comport our Medical Groups’ billing and collection practices with the new requirements of these interim final rules.
Reimbursement uncertainty also impacts our VBC revenue. In addition to potential changes to the terms of our existing VBC arrangements by the payers, our VBC revenue is also at risk based upon annual fluctuations in payment rates for certain VBC arrangements such as Medicare Advantage payment rates, changes in patient attribution, and changes in plan design by payers. Likewise, delay in information from payers may prevent our Medical Groups from being able to make any necessary changes to mitigate any quality concerns, attribution changes or total cost of care. Additionally, CMS’ risk adjustment payment system for health plans participating in Medicare Advantage can have a significant impact on payments our Medical Groups receive for from our contracted Medicare Advantage payers. Although we and our payers, have implemented auditing and monitoring processes to collect and provide accurate risk adjustment date to CMS such programs may be not be sufficient to ensure the accuracy of such data. CMS may also change the way they measure risk and the impact of such changes on our business are uncertain.
There are significant risks associated with estimating the amount of revenues that we recognize under certain of our VBC arrangements with payers, and if our estimates of revenues are materially inaccurate, it could impact the timing and the amount of our revenue recognition or have a material adverse effect on our business, results of operations, financial condition and cash flows.
There are significant risks associated with estimating the amount of revenues that we recognize under our VBC arrangements with payers in a reporting period. The billing and collection process is complex due to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage and other payor issues, such as ensuring appropriate documentation. Determining applicable primary and secondary coverage for our patients, together with the changes in patient coverage that occur each month, requires complex, resource-intensive processes. Errors in determining the correct coordination of benefits may result in refunds to payers. Revenues associated with Medicare and Medicaid programs are also subject to estimating risk related to the amounts not paid by the primary government payor that will ultimately be collectible from other government programs paying secondary coverage, the patient’s commercial health plan secondary coverage or the patient. Collections, refunds and payor retractions typically continue to occur for up to three years and longer after our Medical Groups’ services are provided. If our estimates of revenues are materially inaccurate, it could impact the timing and the amount of our revenues recognition and have a material adverse impact on our business, results of operations, financial condition and cash flows.
Changes in the payer mix of patients and potential decreases in our reimbursement rates as a result of consolidation among commercial payers could adversely affect our revenues and results of operation.
The amounts our Medical Groups receive for patient care services furnished to patients are determined by a number of factors, including the payer mix of our Privia Physicians’ patients and the reimbursement methodologies and rates utilized by our patients’ health insurance company. Reimbursement rates are generally higher for VBC than they are under traditional FFS arrangements, and VBC provides us with an opportunity to capture any additional surplus we create by investing in population health services to better manage a particular patient’s care, which, in turn, should reduce the total cost of care. Under certain VBC arrangements, either our management service organizations or our ACOs may receive specific care management fees, administrative fees or other fees to cover such population health and care management services, which may be structured as a fixed fee per member per month, or PMPM, for such services. Under FFS arrangements, our Medical Groups collect fees directly from commercial payers as services are furnished to patients. FFS arrangements accounted for 91.2%, 89.7% and 93.1% of our practice collections for the years ended December 31, 2021, 2020 and 2019, respectively, while VBC accounted for 8.5%, 8.6% and 6.6% of practice collections for the years ended December 31, 2021, 2020 and 2019, respectively.
Any change in payer mix, which could result from payer restrictions on such narrow network products or economic downturn resulting in more uninsured patients or patients insured by state Medicaid programs, could adversely affect the overall reimbursement our Medical Groups receive from commercial payers. Further, changes in payer mix, may adversely impact our ability to recruit new physicians to affiliate with our Medical Groups, which could adversely affect our growth strategy and financial projections.
The healthcare industry has also experienced a trend of consolidation across market segments, including the consolidation of commercial payers resulting in larger payers that have significant bargaining power, given their market share. Payments from commercial payers are the result of negotiated rates. These rates may decline based on renegotiations with larger payers resulting in higher discounted fee arrangements with healthcare providers. As a result, payers increasingly are demanding discounted fee structures or the assumption by healthcare providers of all or a portion of the financial risk related to the total cost of care of their enrollees.

Reductions in the quality of services furnished by our Medical Groups or our ACO participants could have a material adverse effect on our business, results of operations, financial condition and cash flows.
We monitor and manage quality metrics, including star rating for Medicare Advantage plans and MSSP quality metrics, and submit quality data on behalf of our Medical Groups, as well as our ACO participants. A failure to achieve threshold standards for quality metrics could result in the loss of any shared savings or other bonuses, or result in a reduction of such payments under VBC arrangements. Further, under the Medicare Advantage plans’ star rating system, lower star ratings correspond to lower quality ratings, and ultimately, lower payments to participating providers under the Quality Bonus Program. Further, with the implementation of MIPS and APMs, lower quality scores ultimately result in upward or downward adjustments to Privia Physicians’ Medicare Part B FFS payments. Further, lower quality ratings can potentially lead to the termination of an affiliate physician’s ability to participate in a particular commercial payer product or result in our Medical Groups not being able to participate in a particular VBC arrangement, tiered network or narrow network offering. All of these possible outcomes could have a material adverse effect on our business, results of operations, financial condition and cash flows.
If we are not able to maintain and enhance our reputation and brand recognition, including through the maintenance and protection of trademarks, our business and results of operations will be harmed.
We believe that maintaining and enhancing our reputation and brand recognition is critical to our relationships with Medical Groups, Privia Providers, patients, ACO participants, and commercial payers, and to our ability to attract new Medical Groups, Privia Physicians and patients. The promotion of our brand may require us to make substantial investments and we anticipate that, as our market becomes increasingly competitive, these marketing initiatives may become increasingly difficult and expensive. Our marketing activities may not be successful or yield increased revenue, and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur and our results of operations could be harmed. In addition, any factor that diminishes our reputation or that of our management, including failing to meet the expectations of our Medical Groups, Privia Physicians, ACO participants, health system or hospital partners, patients, or commercial payer customers, or any adverse publicity or litigation involving or surrounding us, one of our Medical Groups, or our management, could make it substantially more difficult for us to attract new Privia Physicians. Similarly, because our existing Medical Groups often act as references for us with prospective Privia Physicians or new Medical Groups, any reputational concerns could impair our ability to secure additional new Privia Physicians and Medical Groups. In addition, negative publicity resulting from any adverse government payer audit could injure our reputation. If we do not successfully maintain and enhance our reputation and brand recognition, our business may not grow and we could lose our relationships with Privia Physicians, Medical Groups, ACO participants, health system or hospital partners, patients, or commercial payer customers, which could harm our business, results of operations and financial condition.
The registered or unregistered trademarks or trade names that we own or license may be challenged, infringed, circumvented, declared generic, lapsed or determined to be infringing on or dilutive of other marks. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition with patients, payers and other partners. In addition, third parties may in the future file for registration of trademarks similar or identical to our trademarks. If they succeed in registering or developing common law rights in such trademarks, and if we are not successful in challenging such third-party rights, we may not be able to use these trademarks to commercialize our technologies in certain relevant jurisdictions. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our brand recognition, reputation and results of operations may be adversely affected.
Our sales and implementation cycle can be long and unpredictable and requires considerable time and expense, which may cause our results of operations to fluctuate.
The sales cycle for physicians to become affiliated with our Medical Groups from initial contact with a potential lead to contract execution, varies widely and is unpredictable. Further, once a physician has executed the agreements associated with one of our Medical Groups, there is a long period of implementation where the physician and his or her staff are trained on our EMR, platform and workflows, which may range from two to eight months before the Privia Physician goes live with his or her Medical Group. During such implementation period, we are incurring costs associated with the implementation without any corresponding revenue. Our sales efforts involve educating potential Privia Physicians about our market offerings, the health care industry and the physician practice’s expected return on investment from becoming affiliated with the Medical Group. It is possible that in the future we may experience even longer sales cycles, especially with respect to moving into new geographic markets and as markets become more mature and concentrated, which could result in more upfront sales costs and less predictability in closing our Privia Physician sales. If our sales cycle lengthens or our substantial upfront sales and implementation investments do not result in sufficient sales to justify our investments, it could have a material adverse effect on our business, financial condition and results of operations.
As we expect to grow rapidly, our physician recruitment costs could outpace our build-up of recurring revenue, and we may be unable to reduce our total operating costs through economies of scale such that we are unable to achieve profitability. Any increased or unexpected costs or unanticipated delays in taking a Privia Physician live on our technology-enabled platform, including delays caused by factors outside our control, could cause a Privia Physician to terminate his or her relationship prior to going live on our technology-enabled platform causing our operating results and growth targets to suffer. Further, if a Privia Physician terminates prior to the end of the initial term, we are unlikely to recover our spent acquisition costs associated with such Privia Physician, which could negatively affect our revenue and profits.
If we cannot timely implement the Privia Technology Solution for Privia Physicians and new Medical Groups, or resolve Privia Provider and patients concerns, including any technical and billing issues, in a timely manner, we may lose Medical Groups, Privia Providers and their patients, and our reputation may be harmed.
The seamless onboarding of Privia Physicians, whether done by ourselves or through third-party vendors, onto our technology-enabled platform, including training on conversion to and the use of our EMR, the education of Privia Physicians and their support staff, the credentialing of Privia Physicians and other providers with applicable federal health care programs and commercial payers, training on cash flow processing, website development, and the build out of workflows and customized EMR support, if any, is essential to a timely transition to our technology-enabled platform. As of December 2021, practices on the Privia Platform were converted from approximately 50 different EMR vendors. If we face unanticipated implementation difficulties or Privia Physicians and their support staff are unable to smoothly transition to our operating model, we risk delaying the go live date of our new physician practices, which could negatively impact our revenue. Further, if the Privia Physician and his or her support staff’s implementation process is not executed successfully or if execution is delayed, we could incur significant costs, Privia Physicians could become dissatisfied and decide to neither continue implementation nor go live on our technology-enabled platform. In such event, we risk litigation from the Privia Physician, especially if he or she loses access to his or her historical commercial payer contracts. In addition, competitors with less robust operating models with lower implementation costs could jeopardize both our provider and commercial payer relationships.
Privia Providers and their patients depend on our call center support services to resolve their operational concerns including technical issues relating to the Privia Technology Solution and services, and patient billing inquiries, and we may be unable to respond quickly enough to accommodate short-term increases in demand for support services, particularly as we increase the size of our Privia Physicians and patient bases. We also may be unable to modify the format of our support services to compete with changes in support services provided by competitors. It is difficult to predict demand for call center support services, and if demand increases significantly, we may be unable to provide satisfactory support services to our Privia Physicians and their patients. Further, if we are unable to address our Privia Physicians and their patients’ needs in a timely fashion or further develop and enhance our support services, or if a Privia Physician or patient is not satisfied with the quality of work performed by us or with the call center support services rendered, then we could incur additional costs to address the situation or, in certain markets, be required to issue credits or incur penalties related for such untimely or poor performance, and our profitability may be impaired and our Privia Physicians and their patients’ dissatisfaction with our support services could damage our ability to retain Privia Physicians and their patients. Such Privia Physicians may not renew their contracts, seek to terminate their relationship with us or renew on less favorable terms. Moreover, negative publicity related to our Privia Physician relationships, regardless of its accuracy, may further damage our business by affecting our reputation or ability to compete for new Privia Physicians in the market. If any of these were to occur, our revenue may decline and our business, financial condition and results of operations could be adversely affected.
If we do not continue to innovate and evolve our service offerings in a way that is useful to our Medical Groups, Privia Physicians and their patients, and our health system or hospital partners, we may not remain competitive, fail to meet our growth expectations, and our revenue and results of operations could suffer.
The market for healthcare in the United States is in the early stages of structural change and is rapidly evolving toward a more VBC model with an increased emphasis on technological solutions and a customer centered focus. Our success depends on our ability to keep pace with technological developments, satisfy increasingly sophisticated physician, payer and patient requirements, and sustain market acceptance. Our future financial performance will depend in part on growth in the healthcare market and on our ability to adapt to emerging demands of the market, including adapting to the ways our Medical Groups, Privia Physicians and their patients, our health system and hospital partners, and our commercial payer customers access and use our technology-enabled platform, the Privia Technology Solution and our operating model. Our competitors are constantly developing products and services that may become more efficient or appealing to Privia Physicians and their patients, our health system or hospital partners or our commercial payer customers. As a result, we must continue to invest significant resources in research and development in order to enhance our existing service offerings and introduce new high-quality services and applications that such customers will want, while offering our platform, the Privia Technology Solution and the Privia operating model at competitive prices. If we are unable to predict customer preferences or industry changes, or if we are unable to modify our service offering on a timely or cost-effective basis, we may lose Medical Groups, Privia Physicians, patients, health system or hospital partners, ACO participants and payer customers. Our results of operations could also suffer if our innovations are not responsive to the needs of our multiple stakeholders, are not appropriately timed with market opportunity, or are not effectively brought to market, including as the result of delayed releases or releases that are ineffective or have errors or defects. As technology continues to develop, our competitors may be able to offer results that are, or that are perceived to be, substantially similar to, or better than, those generated by our technology-enabled platform, the Privia Technology Solution, or Privia operating model. This may force us to compete on additional service attributes and to expend significant resources in order to remain competitive.

If our existing Medical Groups, Privia Providers, health system or hospital partners, ACO participants or payer customers do not continue to renew their contracts with us, renew at lower fee levels or decline to purchase additional applications and services from us, it could have a material adverse effect on our business, financial condition and results of operations.
We expect to derive a significant portion of our revenue from renewal of existing contracts with our Medical Groups, Privia Providers, health system or hospital partners, ACO participants and payer customers. As part of our growth strategy, for instance, we have recently focused on expanding our revenue enhancement opportunities for Medical Groups such as our development of our virtual visits platform, our scribe program, and the opening of a centralized laboratory in our Mid-Atlantic market. As a result, achieving high customer retention rates and selling additional applications and services are critical to our future business, revenue growth and results of operations.
Factors that may affect our retention rate and our ability to sell additional solutions and services include, but are not limited to, the following:
•the price, performance and functionality of our technology-enabled platform and technological solutions;
•Privia Physician acceptance and adoption of new services and utilization of new revenue enhancing opportunities;
•the availability, price, performance and functionality of competing solutions;
•our ability to develop, fairly price and sell complementary solutions and services to our Privia Physicians and payer customers;
•the security, performance and stability of our technology-enabled platform, EMR, hosting infrastructure and hosting services;
•changes in applicable health care laws, regulations and trends; and
•the business environment of our Medical Groups, Privia Physicians, health system or hospital partners, ACO participants and payer customers.
We typically enter into multiyear contracts with our Medical Groups, Privia Physicians, health system or hospital partners, ACO participants and payer customers, which often have a stated initial term of three years and automatically renew for successive one-year terms. If our Medical Groups, Privia Physicians, health system or hospital partners, ACO participants and payer customers fail to renew their contracts, renew their contracts upon less favorable terms or at lower fee levels or fail to utilize additional products and services obtained from us, our revenue may decline or our future revenue growth may be constrained. Should any of our physician practices terminate their relationship with us after implementation has begun, we would not only lose our time, effort and resources invested in that implementation, but we would also have lost the opportunity to leverage those resources to build a relationship with other Privia Physicians over that same period of time.
Failure to adequately expand our direct sales force and our business development staff will impede our growth.
We believe that our future growth will depend on the continued development of our direct sales force and its ability to obtain new Privia Physicians while our implementation team and practice consultants manage existing affiliate physician relationships. Additionally, we rely upon our business development staff to identify and develop potential relationships with new Medical Groups and health system or hospital partners in new geographical markets. Identifying and recruiting qualified personnel and training them requires significant time, expense and attention especially given the complexity of our business and the Privia operating model. It can take six months or longer before a new sales representative is fully trained and productive. Our business may be adversely affected if our efforts to expand and train our direct sales force and business development staff do not generate a corresponding increase in revenue. In particular, if we are unable to hire and develop sufficient numbers of productive direct sales and business development personnel or if new personnel are unable to achieve desired productivity levels in a reasonable period of time, our expected growth will be impeded.
Our pricing may change over time and our ability to efficiently price the Privia Technology Solution and our Privia operating model will affect our results of operations and our ability to attract or retain Medical Groups, Privia Physicians, health system or hospital partners, ACO participants and commercial payer customers.
The management and administrative fees we charge our Medical Groups have generally been set as a percentage of the Non-Owned Medical Group’s FFS collections provided, such an arrangement is allowed under state fee splitting laws. Florida, for instance, severely restricts percentage management fees and is structured as a fixed annual amount. Although subject to negotiation when a Privia Physician already receives care management fees, administrative fees or similar fees, from payers, Privia will typically retain such fees to offset their costs of providing population health services. In the past, we have allowed Privia Physicians to purchase additional services on an a la carte basis. While we determined these prices based on prior experience, the costs inputs associated with the services, and feedback from our Medical Groups, Privia Physicians, health system or hospital partners, ACO participants and payer customers, our assessments may not be accurate and we could be underpricing or overpricing the Privia Technology Solution and our operating model, which may require us to continue to adjust our pricing model. It is essential, however, that our prices remain competitive in the marketplace while providing a reasonable return on investment to allow us to economically provide such services. Additionally, such fees must generally be fair market value under federal and state fraud and abuse laws such as the Anti-Kickback Statute and the Stark Law. Furthermore, as our applications and services change, we may need to, or choose to, revise our pricing as our prior experience in those areas will be limited. Such changes to our pricing model or our inability to efficiently price our services could harm our business, results of operations, and financial condition and impact our ability to predict our future performance.
Our growth strategy may not prove viable and we may not realize expected results.
Our business strategy is to grow rapidly by expanding our Privia Physicians in existing markets and building new Medical Group in new geographical markets. New market growth is significantly dependent on partnering with anchor medical practices or health systems or hospitals in such new geographic markets. Likewise, our growth strategy is dependent on growing same-store sales for our Medical Groups by offering new revenue enhancing services, such as our virtual visit platform, assisting our Medical Groups in recruiting new patients, and partnering or contracting with commercial payers to enter new VBC arrangements on behalf of our Medical Groups. We seek growth opportunities both organically and through alliances with payers or other healthcare providers. Our ability to grow organically depends upon a number of factors, including how effectively we can execute our same-store sales growth strategies. We cannot guarantee that we will be successful in pursuing our growth strategy. If we fail to evaluate and execute new business opportunities properly, or if we have an adverse effect under one or more of our other “Risk Factors,” we may not achieve anticipated benefits and may incur increased costs.
Our growth strategy involves a number of risks and uncertainties, including that:
•we may not be able to successfully enter into contracts with commercial payers on terms favorable to our Medical Groups or at all. In addition, we compete for payer relationships with other physician practices and intermediary entities such as non-Privia ACOs, independent physician associations (IPAs), physician hospital organizations (PHOs), etc., some of whom may have greater resources than we do. This competition may intensify due to the ongoing consolidation in the healthcare industry, which may increase our costs to pursue such opportunities;
•we may not be able to recruit or retain a sufficient number of new Medical Groups or Privia Physicians or patients to execute our growth strategy, and we may incur substantial costs to recruit Privia Physicians or new patients and we may be unable to recruit a sufficient number of Privia Physicians and/or new patients to offset those costs;
•we may not be able execute physician services agreements with a sufficient number of Privia Physicians and may fail to integrate new Privia Physicians, their support staff, or our employees into our operating model;
•when expanding our business into new markets, we may be required to comply with laws and regulations that may differ from states in which we currently operate and compliance with such laws may slow our expected growth or limit our potential market of available physicians; and
•depending upon the nature of the new geographical market, we may not be able to fully implement our Privia operating model in every geographical market that we enter, which could negatively impact our revenues and financial condition.
There can be no assurance that we will be able to successfully capitalize on growth opportunities, which may negatively impact our business model, revenues, results of operations and financial condition.
If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of stakeholder service and patient satisfaction, or adequately address competitive challenges.
We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. Additionally, our organizational structure may become more complex as we improve our operational, financial and management controls, as well as our reporting systems and procedures. We may require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas. We must effectively increase our headcount and continue to effectively train and manage our employees. We will be unable to manage our business effectively if we are unable to alleviate the strain on resources caused by growth in a timely and successful manner. If we fail to effectively manage our anticipated growth, the quality of our services may suffer, which could negatively affect our brand and reputation and harm our ability to attract and retain Medical Groups, Privia Providers, patients and employees.
In addition, as we expand our business, it is important that we continue to maintain a high level of stakeholder service and satisfaction. As our Privia Physician base continues to grow, we will need to expand our populations health, patient services and other personnel, either through employment or contractual arrangements to provide personalized stakeholder service. If our Medical Groups are not able to continue to provide high quality cost effective healthcare services with high levels of patient satisfaction, our reputation, as well as our business, results of operations and financial condition could be adversely affected, including a failure to realize the benefits of any VBC arrangements.

New Medical Groups and Privia Providers must be properly credentialed and enrolled in commercial payer plans and federal health care programs before our Medical Groups can receive reimbursement for their services, and there may be significant delays in the enrollment process.
Each time a new Privia Provider joins one of our Medical Groups or we partner with a new Medical Group, we must credential and enroll the new Privia Provider or Medical Group under our applicable group identification number for the Medicare and Medicaid programs and for certain commercial payer programs before the applicable Medical Group can receive reimbursement for healthcare services furnished by the new Privia Provider to beneficiaries or enrollees of those programs. The estimated time to receive approval for the enrollment is sometimes difficult to predict. Failure to timely or accurately complete necessary credentialing information, whether such fault lies with the new Privia Provider or us, results in delayed reimbursement that may adversely affect our cash flows and revenue.
With respect to Medicare, providers can retrospectively bill Medicare for services provided 30 days prior to the effective date of the enrollment so long as the individual Medicare enrollment application and assignment are correctly submitted. In addition, the enrollment rules provide that the effective date of the enrollment will be the later of the date on which the enrollment application was correctly filed and approved by the Medicare contractor, or the date on which the provider began furnishing healthcare services. If we are unable to properly enroll Privia Providers in a timely manner (at least 30 days after such provider begins furnishing patient care services), the affected Medical Group may be precluded from billing Medicare for any services which were provided to a Medicare beneficiary more than 30 days prior to the effective date of the enrollment. With respect to Medicaid, new enrollment rules and whether a state will allow providers to retrospectively bill Medicaid for services provided prior to submitting an enrollment application varies by state. Failure to timely enroll providers could reduce revenue to our Medical Groups and have a material adverse effect on the business, financial condition or results of our operations.
The ACA, as currently structured, added additional enrollment requirements for Medicare and Medicaid, which have been further enhanced through implementing regulations and increased enforcement scrutiny. For example, every enrolled provider must revalidate its enrollment at regular intervals and must update the Medicare contractors and many state Medicaid programs with significant changes on a timely basis. CMS may also impose penalties upon providers who submit incomplete or inaccurate information or who have affiliations with other providers that CMS has determined pose undue risk of fraud, waste or abuse. If we fail to comply with these and other requirements to maintain our enrollment, Medicare and Medicaid could deny continued future enrollment or revoke our enrollment and billing privileges. Further, Medicare now subjects new locations at which physicians are furnishing services to Medicare beneficiaries to a location site visit to confirm enrollment information.
The requirements for enrollment, licensure, certification, and accreditation may include notification or approval in the event of a transfer or change of ownership or certain other changes. Other agencies or commercial payers with which we have contracts may have similar requirements, and some of these processes may be complex. Failure to provide required notifications or obtain necessary approvals may result in the delay or inability to complete an acquisition or transfer, loss of licensure, lapses in reimbursement, or other penalties. While we make reasonable efforts to substantially comply with these requirements, we cannot assure you that the agencies that administer these programs or have awarded us contracts will not find that we have failed to comply in some material respects. A finding of non-compliance and any resulting payment delays, refund demands or other sanctions could have a material adverse effect on our business, financial condition or results of operations.
We rely on internet infrastructure, bandwidth providers, other third parties and our own systems to provide our technology-enabled platform to our Privia Physicians and their patients, and any failure or interruption in the services provided by these third parties or our own systems could expose us to litigation, result in a reduction of our management fees or the imposition of financial penalties on our management services organizations, and hurt our reputation and relationships with our Privia Physicians, our Medical Groups, and their patients.
Our ability to maintain our technology-enabled platform, including our virtual health services, is dependent on the development and maintenance of the infrastructure of the internet and other telecommunications services furnished by third parties. This includes maintenance of a reliable network connection with the necessary speed, data capacity and security for providing reliable internet access and services and reliable telephone and facsimile services. Our platform is designed to operate without perceptible interruption in accordance with our service level commitments.
We have, however, experienced limited interruptions in these systems in the past, including temporary slowdowns in the performance of our EMR and platform, and we may experience similar or more significant interruptions in the future. We rely on internal systems as well as third-party suppliers, including network and infrastructure equipment providers, to maintain our platform and related services. We do not currently maintain redundant systems or facilities for some of these services. Interruptions in these systems or services, whether due to system failures, cyber incidents, physical or electronic break-ins or other events, could affect the security or availability of our platform or services, including access to our EMR, patient scheduling, patient and Privia Physician portals, and prevent or inhibit the ability of our Privia Physicians and their patients to access our platform or services. In the event of a catastrophic event with respect to one or more of these systems or facilities, we may experience an extended period of system unavailability, which could result in substantial costs to remedy those problems or harm our relationship with our Privia Physicians and our business.

Additionally, any disruption in the network access, telecommunications or co-location services provided by third-party providers or any failure of or by third-party providers’ systems or our own systems to handle current or higher volume of use could significantly harm our business. We exercise limited control over our third-party suppliers, which increases our vulnerability to problems with services they provide. Any errors, failures, interruptions or delays experienced in connection with these third-party technologies and information services or our own systems could hurt our relationships with our Medical Groups, Privia Physicians, patients, payers and other network participants, and expose us to third-party liabilities.
The reliability and performance of our internet connection may be harmed by increased usage or by denial-of-service attacks or related cyber incidents. The services of other companies delivered through the internet have experienced a variety of outages and other delays as a result of damages to portions of the internet’s infrastructure, and such outages and delays could affect our systems and services in the future. These outages and delays could reduce the level of internet usage as well as the availability of the internet to us for delivery of our internet-based services. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.
Additionally, our Privia Physicians’ Affiliated Practices, which furnish certain support services on behalf of our Medical Groups, act as a business associate of their respective Medical Groups. In such capacity, they furnish certain services that support our platform, e.g., internet service access, modems, and computer hardware that access our EMR, and patient health information may, at times, reside on such hardware, including legacy servers. Although each legacy practice is obligated to furnish such services in compliance with HIPAA and state law, and to obtain cybersecurity insurance to cover any breaches or security incidents, a failure to comply with these obligations could result in the imposition of penalties against our Medical Groups as the covered entity under HIPAA. Further, such an incident could result in liability to the patient under state law and could damage our reputation among Privia Physicians and their patients all of which could adversely affect our business.
We rely on third-party vendors to host and maintain our technology-enabled platform.
We rely on third-party vendors to host and maintain our technology-enabled platform. Our ability to offer our solutions and services and operate our business is dependent on maintaining our relationships with third-party vendors and entering into new relationships to meet the changing needs of our business. Any deterioration in our relationships with such vendors or our failure to enter into agreements with vendors in the future could harm our business and our ability to pursue our growth strategy. Because of the large amount of data that we collect and manage, it is possible that, despite precautions taken at our vendors’ facilities, the occurrence of a natural disaster, cyber incident, decision to close the facilities without adequate notice or other unanticipated problems could result in our non-compliance with privacy laws and regulations, loss of proprietary or personal information and in lengthy interruptions in our service. These service interruptions could also cause our platform to be unavailable to our Medical Groups, Privia Providers, patients and network members, and impair our ability to deliver solutions and services and to manage our relationships with new and existing Medical Groups, Privia Providers, patients and network members. We do, however, maintain redundancy with respect to the critical components of our platform.
If our third-party vendors are unable or unwilling to provide the services necessary to support our business, or if our agreements with such vendors are terminated, our operations could be significantly disrupted. Some of our vendor agreements may be unilaterally terminated by the licensor for convenience, and if such agreements are terminated, we may not be able to enter into similar relationships in the future on reasonable terms or at all. We may also incur substantial costs, delays and disruptions to our business in transitioning such services to ourselves or other third-party vendors. In addition, third-party vendors may not be able to provide the services required in order to meet the changing needs of our business or scale as quickly as we require. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.
The Privia Technology Solution may not operate properly, which could damage our reputation, give rise to claims against us or divert application of our resources from other purposes, any of which could harm our business.
Our technology-enabled platform provides patients with the ability to, among other things, schedule services with our Privia Physicians and communicate and interact with providers, and it allows our Privia Providers to, among other things, streamline patient charting and identify gaps in care and conduct virtual visits (via video, phone or the internet). Proprietary software development is time-consuming, expensive and complex, and may involve unforeseen difficulties. We may encounter technical obstacles, and it is possible that we may discover additional problems that prevent our proprietary software from operating properly. We are currently implementing software with respect to a number of new applications and services. If our solutions do not function reliably or fail to achieve Medical Group, Privia Provider, or patient expectations in terms of performance, we may lose or fail to grow our Privia Providers and patients, could assert liability claims against us and our Medical Groups, and our Medical Groups, affiliate providers, health system partners, and ACO participants may attempt to cancel their relationships with us. This could damage our reputation and impair our ability to attract or maintain Medical Groups, Privia Physicians, patients and relationships with commercial payers.
Disruptions in our disaster recovery systems or management continuity planning could limit our ability to operate our business effectively.
Our information technology systems facilitate our ability to conduct our business. While we have disaster recovery systems and business continuity plans in place, any disruptions in our disaster recovery systems or the failure of these systems to operate as expected could, depending on the magnitude of the problem, adversely affect our operating results by limiting our capacity to effectively monitor and control our operations. Despite our implementation of a variety of security measures, our information technology systems could be subject to physical or electronic break-ins, and similar disruptions from unauthorized tampering or any weather-related disruptions where our headquarters is located. In addition, in the event that a significant number of our management personnel were unavailable in the event of a disaster, our ability to effectively conduct business could be adversely affected.
We may be subject to legal proceedings and litigation, including intellectual property and privacy disputes, which are costly to defend and could materially harm our business and results of operations.
We may be party to lawsuits and legal proceedings in the normal course of business. These matters are often expensive and disruptive to normal business operations. We may face allegations, lawsuits and regulatory inquiries, audits and investigations regarding claim submission, supporting documentation for claimed reimbursement, coding for services furnished by our Privia Providers, data privacy, security, labor and employment, consumer protection and intellectual property infringement, misappropriation and other violations, including claims related to privacy, patents, publicity, trademarks, copyrights and other rights. We may also face allegations or litigation related to our acquisitions, securities issuances or business practices, including public disclosures about our business. Litigation and regulatory proceedings may be protracted and expensive, and the results are difficult to predict. Certain of these matters may include speculative claims for substantial or indeterminate amounts of damages and may include claims for injunctive relief. Additionally, our litigation costs could be significant. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify our services or require us to stop serving certain patients or geographies, all of which could negatively impact our geographical expansion and revenue growth. We may also become subject to periodic audits, which could increase our regulatory compliance costs and may require us to change our business practices, which could negatively impact our revenue growth. Managing legal proceedings, litigation and audits, even if we achieve favorable outcomes, is time-consuming and diverts management’s attention from our business. The results of regulatory proceedings, litigation, claims, and audits cannot be predicted with certainty, and determining reserves for pending litigation and other legal, regulatory and audit matters requires significant judgment. There can be no assurance that our expectations will prove correct, and even if these matters are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our reputation, business, financial condition, results of operations and the market price of our common stock.
We and our Medical Groups, Privia Providers, ACOs, management services organizations also may be subject to lawsuits under the FCA and comparable state laws for submitting allegedly fraudulent or otherwise inappropriate bills for services to the Medicare and Medicaid programs. These lawsuits, which may be initiated by government authorities as well as private party relators, which are often disgruntled employees or physicians, can involve significant monetary damages, fines, attorney fees and the award of bounties to private plaintiffs who successfully bring these suits, as well as to the federal health care programs. In recent years, government oversight and law enforcement have become increasingly active and aggressive in investigating and taking legal action against potential fraud and abuse especially in the health care industry.
Furthermore, our business exposes our Medical Groups and Privia Providers to potential medical malpractice, professional negligence or other related actions or claims that are inherent in the provision of healthcare services. Our management services organizations and ACOs could also be subject to malpractice claims based upon an allegation that we limited medically necessary services or were otherwise negligent in setting incentives that were adverse to patient outcomes. These claims, with or without merit, could cause us to incur substantial costs, and could place a significant strain on our financial resources, divert the attention of management from our core business, harm our reputation and adversely affect our ability to attract and retain patients, any of which could have a material adverse effect on our business, financial condition and results of operations.
Although we and our Medical Groups and Privia Providers maintain third-party professional liability insurance coverage, it is possible that claims against us may exceed the coverage limits of our insurance policies, or the particular claim could be excluded from coverage (for example, a tort claim or lack of patient consent claim). Even if any professional liability loss is covered by an insurance policy, these policies typically have substantial deductibles for which we are responsible. Professional liability claims in excess of applicable insurance coverage could have a material adverse effect on our business, financial condition and results of operations. In addition, any professional liability claim brought against us, with or without merit, could result in an increase of our professional liability insurance premiums. Insurance coverage varies in cost and can be difficult to obtain, and we cannot guarantee that we will be able to obtain insurance coverage in the future on terms acceptable to us or at all. If our costs of insurance and claims increase, then our earnings could decline.
Our business depends on our ability to effectively invest in, implement improvements to and properly maintain the uninterrupted operation and data integrity of our information technology and other business systems.
Our business is highly dependent on maintaining effective information systems as well as the integrity and timeliness of the data we use to serve our Privia Providers’ patients, support our Privia Providers and care teams, monitor and manage our ACOs, monitor and manage, including reporting on behalf of, our management services organizations, and to otherwise operate our business. Because of the large amount of data that we collect and manage, it is possible that hardware failures or errors in our systems could result in data loss or corruption or cause the information that we collect to be incomplete or contain inaccuracies that our customers regard as significant. If our data were found to be inaccurate or unreliable due to fraud, corruption or other error, or if we, or any of the third-party service providers we engage, were to fail to maintain information systems and data integrity effectively, we could experience operational disruptions that may impact our Privia Physicians, Medical Groups, health system or hospital partners, patients and our commercial plan customers, as well as our compliance with reporting obligations under the Medicare program, Medicare Advantage plans and the MSSP, and commercial VBC arrangements, and hinder our ability to provide services, establish appropriate pricing for our services, retain and attract Medical Groups and Privia Physicians, manage VBC obligations, determine total cost of care and spend, establish appropriate reserves, report financial results timely and accurately, and maintain regulatory compliance, among other things.
Our information technology strategy and execution are critical to our continued success. We must continue to invest in long-term solutions that will enable us to anticipate our Medical Groups, Privia Providers, ACOs, and commercial payers’ needs and expectations, enhance both Privia Providers’ and patients’ experience, act as a differentiator in the market and protect against cybersecurity risks and threats. Our success is dependent, in large part, on maintaining the effectiveness of existing technology systems and continuing to deliver and enhance technology systems that support our business processes in a cost-efficient and resource-efficient manner. Increasing regulatory and legislative changes will place additional demands on our information technology infrastructure that could have a direct impact on resources available for other projects tied to our strategic initiatives. In addition, recent trends toward greater patient engagement in health care require new and enhanced technologies, including more sophisticated applications for mobile devices. Connectivity among technologies is becoming increasingly important. We must also develop new systems to meet current market standards and keep pace with continuing changes in information processing technology, evolving industry and regulatory standards and patient needs. Failure to do so may present compliance challenges and impede our ability to deliver services in a competitive manner. Further, because system development projects are long-term in nature, they may be more costly than expected to complete and may not deliver the expected benefits upon completion. Our failure to effectively invest in, implement improvements to and properly maintain the uninterrupted operation and data integrity of our information technology and other business systems could adversely affect our results of operations, financial position and cash flow.
If we are unable to obtain, maintain and enforce intellectual property protection for our technology or if the scope of our intellectual property protection is not sufficiently broad, others may be able to develop and commercialize technology substantially similar to ours, and our ability to successfully commercialize our technology may be adversely affected.
Our business depends, in part, on internally developed technology and content, including software, databases, confidential information and know-how, the protection of which is crucial to the success of our business. We rely on a combination of trademark, trade-secret, and copyright laws and confidentiality procedures and contractual provisions to protect our intellectual property rights in our internally developed technology and content and our brand. We may, over time, increase our investment in protecting our intellectual property through additional trademark, patent and other intellectual property filings that could be expensive and time-consuming to develop and maintain, both in terms of initial preparation and ongoing registration requirements and the costs of defending our rights. These measures, however, may not be sufficient to offer us meaningful protection. If we are unable to establish or protect our intellectual property and other rights, our competitive position and our business could be harmed, as third parties may be able to commercialize and use technologies and software products that are substantially the same as ours without incurring the development and licensing costs that we have incurred. Any of our owned or licensed intellectual property rights could be challenged, invalidated, circumvented, infringed or misappropriated, our trade secrets and other confidential information could be disclosed in an unauthorized manner to third parties, or our intellectual property rights may not be sufficient to permit us to take advantage of current market trends or otherwise to provide us with competitive advantages, which could result in costly redesign efforts, discontinuance of certain offerings or other competitive harm.
Monitoring unauthorized use of our intellectual property is difficult and costly. From time to time, we seek to analyze our competitors’ services, and may in the future seek to enforce our rights against potential infringers. However, the steps we have taken to protect our intellectual property rights may not be adequate to prevent infringement, misappropriation or other violations of our intellectual property. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Any inability to meaningfully protect our intellectual property rights could result in harm to our ability to compete and reduce demand for our technology. Moreover, our failure to develop and properly manage new intellectual property could adversely affect our market positions and business opportunities. Also, some of our services rely on technologies and software developed by or licensed from third parties, and we may not be able to maintain our relationships with such third parties or enter into similar relationships in the future on reasonable terms or at all.
Uncertainty may result from changes to intellectual property legislation and from interpretations of intellectual property laws by applicable courts and agencies. Accordingly, despite our efforts, we may be unable to obtain and maintain the intellectual property rights necessary to provide us with a competitive advantage. Our failure to obtain, maintain and enforce our intellectual property rights could therefore have a material adverse effect on our business, financial condition and results of operations.

Third parties may allege that we are infringing, misappropriating or otherwise violating their intellectual property rights and in some instances initiate formal legal proceedings, the outcome of which would be uncertain and could have a material adverse effect on our business, financial condition and results of operations.
Our commercial success depends on our ability to develop, commercialize and protect our technology-enabled platform, the Privia Technology Solution and the Privia operating model, and use our internally developed technology without infringing, misappropriating or otherwise violating the intellectual property or proprietary rights of third parties. Intellectual property disputes can be costly to defend, may divert management’s attention or resources and may cause our business, operating results and financial condition to suffer. As the market for healthcare in the United States expands and more patents are issued, the risk increases that there may be patents issued to third parties that relate to our technology of which we are not aware or that we must challenge to continue our operations as currently contemplated. Whether merited or not, we may face allegations that we, our partners or parties indemnified by us have infringed, misappropriated or otherwise violated the patents, trademarks, copyrights or other intellectual property rights of third parties. Such claims may be made by competitors seeking to obtain a competitive advantage or by other parties. Additionally, in recent years, individuals and groups have begun acquiring intellectual property assets for the purpose of making claims of infringement and attempting to extract settlements from companies like ours. We may also face allegations that our employees have misappropriated the intellectual property or proprietary rights of their former employers or other third parties. It may be necessary for us to initiate litigation to defend ourselves in order to determine the scope, enforceability and validity of third-party intellectual property or proprietary rights, or to establish or enforce our respective rights. We may not be able to successfully settle or otherwise resolve such adversarial proceedings or litigation. If we are unable to successfully settle future claims on terms acceptable to us, we may be required to defend such claims, regardless of their underlying merit, that can be time-consuming, divert management’s attention and financial resources and can be costly to evaluate and defend. Results of any such litigation are difficult to predict and may require us to stop commercializing or using our technology, obtain licenses, modify our services and technology while we develop non-infringing substitutes or incur substantial damages, settlement costs or face a temporary or permanent injunction prohibiting us from marketing or providing the affected services. If we require a third-party license, it may not be available on reasonable terms or at all, and we may have to pay substantial royalties, upfront fees or grant cross-licenses to intellectual property rights for our services. We may also have to redesign our services so they do not infringe, misappropriate or violate third-party intellectual property rights, which may not be possible or may require substantial monetary expenditures and time, during which our technology may not be available for commercialization or use. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual obligations. If we cannot or do not obtain a third-party license to the infringed technology at all, license the technology on reasonable terms or obtain similar technology from another source, our revenue and earnings could be adversely impacted.
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business with respect to intellectual property. We are not currently subject to any claims from third parties asserting infringement of their intellectual property rights. Some third parties may be able to sustain the costs of complex litigation more effectively than we can because they have substantially greater resources. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock. Moreover, any uncertainties resulting from the initiation and continuation of any legal proceedings could have a material adverse effect on our ability to raise the funds necessary to continue our operations. Assertions by third parties that we infringe, misappropriate or otherwise violate their intellectual property rights could therefore have a material adverse effect on our business, financial condition and results of operations.
If we are unable to protect the confidentiality of our trade secrets, know-how and other proprietary and internally developed information, the value of our technology could be adversely affected.
We may not be able to protect our trade secrets, know-how and other internally developed information adequately. Although we use reasonable efforts to protect this internally developed information and technology, our employees, consultants, Privia Providers and other parties (including independent contractors and companies with which we conduct business) may unintentionally or willfully disclose our information or technology to competitors. Enforcing a claim that a third party illegally disclosed or obtained and is using any of our internally developed information or technology is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets, know-how and other proprietary information and the laws regarding such protections vary among jurisdictions. We rely, in part, on non-disclosure, confidentiality and assignment-of-invention agreements with our employees, independent contractors, consultants, customers and other companies with which we conduct business to protect our trade secrets, know-how and other intellectual property and internally developed information. However, we may fail to enter into such agreements with all of our employees, independent contractors, consultants, customers and other companies, and these agreements may not be self-executing, or they may be breached and we may not have adequate remedies for such breach. Moreover, third parties may independently develop similar or equivalent proprietary information or otherwise gain access to our trade secrets, know-how and other internally developed information.

Any restrictions on our use of, or ability to license, data, or our failure to license data and integrate third-party technologies, could have a material adverse effect on our business, financial condition and results of operations.
We depend upon licenses from third parties for some of the technology and data used in the Privia Technology Solution. We expect that we may need to obtain additional licenses from third parties in the future in connection with the development of our services. In addition, we obtain a portion of the data that we use from government entities, public records and from third parties for specific engagement and uses. We believe that we have all rights necessary to use the data that is incorporated into our services. We cannot, however, assure you that our licenses for information will allow us to use that information for all potential or contemplated applications. In addition, our ability to continue to offer integrated healthcare to our patients depends on maintaining our platform, which is partially populated with data disclosed to us by our partners with their consent. If these partners revoke their consent for us to maintain, use, de-identify and share this data, consistent with applicable law, our data assets could be degraded.
In the future, data providers could withdraw their data from us or restrict our usage for any reason, including if there is a competitive reason to do so, if legislation is passed restricting the use of the data or if judicial interpretations are issued restricting use of the data that we currently use to support our services. In addition, data providers could fail to adhere to our quality control standards in the future, causing us to incur additional expense to appropriately utilize the data. If a substantial number of data providers were to withdraw or restrict their data, or if they fail to adhere to our quality control standards, and if we are unable to identify and contract with suitable alternative data suppliers and integrate these data sources into our service offerings, our ability to provide appropriate services to our Privia Physicians, Medical Groups, health system or hospital partners, patients, and commercial payer customers could be materially adversely impacted, which could have a material adverse effect on our business, financial condition and results of operations.
We also integrate into our internally developed applications and use third-party software to support our technology infrastructure. Some of this software is proprietary and some is open source software. These technologies may not be available to us in the future on commercially reasonable terms or at all and could be difficult to replace once integrated into our own internally developed applications. Most of these licenses can be renewed only by mutual consent and may be terminated if we breach the terms of the license and fail to cure the breach within a specified period. Our inability to obtain, maintain or comply with any of these licenses could delay development until equivalent technology can be identified, licensed and integrated, which could harm our business, financial condition and results of operations.
Most of our third-party licenses are non-exclusive and our competitors may obtain the right to use any of the technology covered by these licenses to compete directly with us. Our use of third-party technologies exposes us to increased risks, including, but not limited to, risks associated with the integration of new technology into our solutions, the diversion of our resources from development of our own internally developed technology and our inability to generate revenue from licensed technology sufficient to offset associated acquisition and maintenance costs. In addition, if our data suppliers choose to discontinue support of the licensed technology in the future, we might not be able to modify or adapt our own solutions.
Our use of “open source” software could adversely affect our ability to offer our services and subject us to possible litigation.
We use open source software in connection with our technology-enabled platform, the Privia Technology Solution and our Privia operating model. Companies that incorporate open source software into their technologies have, from time to time, faced claims challenging the use of open source software and/or compliance with open source license terms. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software or claiming noncompliance with open source licensing terms. Some open source software licenses require users who use software containing open source software to publicly disclose all or part of the source code to such software and/or make available any derivative works of the open source code, which could include valuable proprietary code of the user, on unfavorable terms or at no cost. While we monitor the use of open source software and try to ensure that none is used in a manner that would require us to disclose our internally developed source code or that would otherwise breach the terms of an open source agreement, such use could inadvertently occur, in part because open source license terms are often ambiguous. Any requirement to disclose our internally developed source code or pay damages for breach of contract could have a material adverse effect on our business, financial condition and results of operations and could help our competitors develop services that are similar to or better than ours.
If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the commercialization of our services that contained the open source software, engaged in costly redesign efforts, and required to comply with onerous conditions or restrictions on these services, which could disrupt the distribution of services. From time to time, there have been claims challenging the ownership rights in open source software against companies that incorporate it into their products and the licensors of such open source software provide no warranties or indemnities with respect to such claims. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software. Litigation could be costly for us to defend, have a negative effect on our business, financial condition and results of operations, or require us to devote additional research and development resources to change our services. Some open source projects have known vulnerabilities and architectural instabilities and are provided on an “as-is” basis, which, if not properly addressed, could negatively affect the performance of our platform. If we inappropriately use or incorporate open source software subject to certain types of open source licenses that challenge the proprietary nature of our technology-enabled platform and service, we may be required to re-engineer our platform, discontinue the commercialization of our platform or take other remedial actions, any of which could adversely impact our business, financial condition and results of operations.
We depend on our senior management team and other key employees, and the loss of one or more of these employees or an inability to attract and retain other highly skilled employees could harm our business.
Our success depends largely upon the continued services of our senior management team and other key employees. We rely on our leadership team in the areas of operations, provision of medical services, information technology and security, marketing, and general and administrative functions. From time to time, there may be changes to our management team resulting from the hiring or departure of executives or key employees, which could disrupt our business. Our employment agreements with our executive officers and other key personnel do not require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. The loss of one or more of the members of our senior management team, or other key employees, could harm our business. Changes in our executive management team may also cause disruptions in, and harm to, our business.
Our Medical Groups are concentrated in Virginia, Maryland, the District of Columbia, Texas, Tennessee, Florida, California and Georgia, and we may not be able to successfully establish a presence in new geographic markets.
A substantial portion of our revenue is driven by our medical practices in Virginia, Maryland, the District of Columbia, Texas, Tennessee, Florida, and Georgia. As a result, our exposure to many of the risks described herein are not mitigated by a diversification of geographic focus. Furthermore, due to the concentration of our operations in these states, our business may be adversely affected by economic conditions, natural disasters, contagious disease outbreaks, including COVID-19, political unrest, and other conditions over which we have no control that disproportionately affect these states as compared to other states. Such conditions could adversely affect our operating results and disrupt the operation of our Medical Groups and Privia Providers.
To continue to expand our operations to other regions of the United States, we will have to devote resources to identifying and exploring such perceived opportunities. Thereafter, we will have to, among other things, recruit and retain qualified personnel, develop new Medical Groups and establish new relationships with physicians and other healthcare providers. In addition, we would be required to comply with laws and regulations of states that may differ from the ones in which we currently operate, and could face competitors with greater knowledge of such local markets. We anticipate that further geographic expansion will require us to make a substantial investment of management time, capital and/or other resources. There can be no assurance that we will be able to continue to successfully expand our operations in any new geographic markets.
Our overall business results may suffer from an economic downturn.
During periods of high unemployment, such as we are experiencing related to the COVID-19 pandemic, governmental entities often experience budget deficits as a result of increased costs and lower than expected tax collections. These budget deficits at federal, state and local government entities have decreased, and may continue to decrease, spending for federal health care programs, including Medicare, Medicaid and similar programs, which represent significant payer sources for our Medical Groups. Other risks we face during periods of high unemployment include potential declines in the patient base, potential increases in the uninsured and underinsured populations, which could negatively impact our payer mixes, a contracting of discretionary spending by our patient base, which could negatively affect demand for the services of our Privia Physicians, and further difficulties in our collecting patient co-payment and deductible receivables.
We must attract and retain highly qualified personnel, including non-physician clinicians, in order to execute our growth plan.
Competition for highly qualified personnel with healthcare experience is intense and changes in the labor market resulting from COVID-19 have increased such competition while increasing pressure on wage growth to retain our existing personnel. We and our Medical Groups have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications at acceptable salary ranges. Further, Privia Physicians may have similar difficulty in hiring and retaining support staff. Many of the companies and healthcare providers with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies or healthcare providers, their former employees may attempt to assert that these employees or we have breached certain legal obligations, resulting in a diversion of our time and resources. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be adversely affected. Further, such scarcity and demand can significantly drive up labor costs associated with hiring and retaining highly qualified personnel, which could negatively affect our results of operations, financial condition and cash flows.
Our management team has limited experience managing a public company.
Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage us as a public company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, results of operations and financial condition.
Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity and teamwork fostered by our culture and our business may be harmed.
We believe that our culture has been and will continue to be a critical contributor to our success. We expect to continue to hire aggressively as we expand, and we believe our corporate culture has been crucial in our success and our ability to attract highly skilled personnel. If we do not continue to develop our corporate culture or maintain and preserve our core values as we grow and evolve, we may be unable to foster the innovation, curiosity, creativity, focus on execution, teamwork and the facilitation of critical knowledge transfer and knowledge sharing we believe we need to support our growth. Moreover, liquidity available to our employee security holders could lead to disparities of wealth among our employees, which could adversely impact relations among employees and our culture in general. Our anticipated headcount growth and our transition from a private company to a public company may result in a change to our corporate culture, which could harm our business.
If certain of our vendors do not meet our needs, if there are material price increases on vendor services and products, if we do not price our services correctly, if our Medical Groups are not reimbursed or adequately reimbursed for the costs of any vendor services or products borne by such Medical Groups, or if we are unable to effectively access new or replacement services or products, it could negatively impact our ability to effectively provide the services we offer and could have a material adverse effect on our business, results of operations, financial condition and cash flows.
We have vendors that may be the sole or primary source of certain services, products or technology critical to the services either we or our Privia Providers furnish, or to which we have committed obligations to make purchases, sometimes at particular prices. If any of these vendors do not meet our needs for the services or products they supply, including in the event of a product recall, shortage or dispute, and we are not able to find adequate alternative sources, if we experience material price increases from these vendors that we are unable to mitigate, or if the costs of some of the products or services that we purchase are borne by our Medical Groups and such Medical Groups are not reimbursed or not adequately reimbursed for such products or services, it could have a material adverse impact on our business, results of operations, financial condition and cash flows. In addition, the technology related to the services or products critical to the services we provide is subject to new developments that may result in superior products. If we are not able to access new or replacement services or products on a cost-effective basis or if vendors are not able to fulfill our requirements for such services or products, or unable to scale as fast as our operations grow, we could face Privia Physician attrition and other negative consequences which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
With respect to any Medicare Advantage plans with which our Medical Groups participate, our records and submissions to such plans may contain inaccurate or unsupportable information regarding risk adjustment scores of such plan’s enrollees, which could cause us to overstate or understate the average health care burden of such population, which could result in an incorrect statement of our revenue and could subject us and our Medical Groups to various penalties.
We submit claims and encounter data, on behalf of our participating Medical Groups, to applicable Medicare Advantage plans that are used to establish the annual, average Medicare Risk Adjustment Factor, or RAF, scores attributable to each Medical Group’s Medicare Advantage population. These RAF scores determine, in part, the revenue to which the health plans and, in turn, our Medical Groups are entitled for the provision of medical care to such population. The data submitted to CMS by each health plan is based, in part, on medical charts and diagnosis codes that our Privia Providers prepare and we submit to the health plans. Each health plan generally relies on us and our Privia Providers to appropriately document and support such RAF data in our medical records. Each health plan also relies on us and our Privia Providers to appropriately code claims for medical services provided to members. Erroneous claims and erroneous encounter records and submissions could result in inaccurate revenue and risk adjustment payments, which may be subject to correction or retroactive adjustment in later periods. This corrected or adjusted information may be reflected in financial statements for periods subsequent to the period in which the revenue was recorded. We might also need to refund a portion of the revenue that we received, which refund, depending on its magnitude, could damage our relationship with the applicable health plan and could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Additionally, CMS audits Medicare Advantage plans for documentation to support RAF-related payments for enrollees chosen at random. The Medicare Advantage plans ask providers to submit the underlying documentation for members that they serve. It is possible that claims associated with members with higher RAF scores could be subject to more scrutiny in a CMS or plan audit. There is a possibility that a Medicare Advantage plan may seek repayment from us, our ACOs, or our Medical Groups should CMS make any payment adjustments to the Medicare Advantage plan as a result of its audits. In addition, we may face civil and criminal liability under healthcare fraud and abuse laws, including, without limitation, the False Claims Act. By way of example, in 2018, the Department of Justice, or the DOJ, reached a $270 million settlement agreement with HealthCare Partners Holdings, LLC based upon the organization’s internal coding policies and provider education that resulted in the submission of inappropriate diagnosis codes, and the inappropriate capture of historical diagnoses both of which inflated the organization’s RAF scores and resulted in inflated payment rates. The DOJ alleged that such submissions constituted a civil False Claims Act violation. More recently, in August 2021, Sutter Health agreed to pay $90 million to resolve allegations that it violated the False Claims Act by knowingly submitting inaccurate information about health status of beneficiaries enrolled in Medicare Advantage plans and entered into a five-year Corporate Integrity Agreement with the OIG.
There can be no assurance that a Medicare Advantage plan in which our Medical Groups participate will not be randomly selected or targeted for review by CMS or that the outcome of such a review will not result in a material adjustment in our revenue and profitability, even if the information we submitted to the plan is accurate and supportable. Further, although we have built safeguards in our provider education efforts and unreported diagnoses review, there can be no assurance that the CMS, the DOJ, the OIG, or a whistleblower would not allege such action constitutes a civil False Claims Act violation or, if pursued that we could successfully defend against such allegation. In such event, even if we successfully defend against it, such an allegation could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and result in adverse publicity.
If the estimates and assumptions we use to determine the size of our total addressable market, or TAM, are inaccurate, our future growth rate may be impacted and our business could be harmed.
Market estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The estimates and forecasts in this report relating to the size and expected growth of the TAM for available physicians with which our Medical Groups can affiliate may prove to be inaccurate. Even if the markets in which we compete meet our size estimates and forecasted growth, our business could fail to grow at similar rates, if at all.
The principal assumptions relating to our determination of the TAM includes determining the total number of physicians in the geographic market reduced by hospital employed physicians and other Privia Physicians in the market that are unlikely to change their existing relationships. This calculation may not take into account physicians who are not currently available because of an exclusive arrangement with an intermediary entity or because the physician is locked out of moving while awaiting payment pursuant to a VBC arrangement. In addition to a sufficiently large TAM to allow us to affiliate with a sufficiently large number of physicians to make the market economically viable, each market is evaluated to determine if there is sufficient reimbursement variation in fee schedules paid by commercial payers to physicians to create sufficient economic opportunity to allow such physicians to embrace our Privia operating model. Our targeted TAM is also based on the assumption that the strategic approach that our solution enables for potential Privia Physicians will be more attractive to our available physicians than many competing opportunities. If these assumptions prove inaccurate, our business, financial condition and results of operations could be adversely affected.
Risks Related to the COVID-19 Pandemic
The use of funds made available under the CARES Act by our Medical Groups and Privia Physicians’ Affiliated Practices could adversely affect our business.
Our volumes may still periodically be impacted by COVID-19 infection rates in certain geographical markets as hospitals divert or postpone elective procedures in order to deal with infected individuals.. Further, some of our Privia Physicians and/or their Affiliated Practices may have outstanding loan obligations under the Paycheck Protection Program implemented pursuant to the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. Although we are not liable for such loan amounts, our Privia Physicians’ inability to either have such loan amounts forgiven or pay such loan amounts could negatively impact our business, including due to responding to Privia Physician bankruptcy filings and, potentially, federal seizure of assets, including federal health care program funds, which could include funds owing to us, such as management fees. Although our claims to such amounts may ultimately be released, the cost of collections could increase from our standard business model, which will negatively affect both our revenue and profits.
Because of the Paycheck Protection Program affiliation rules, none of our Owned Medical Groups (as opposed to our Privia Physicians’ Affiliated Practices) borrowed any amounts under the program. One of the Non-Owned Medical Groups did partake in the Paycheck Protection Program, but the outstanding balance has already been forgiven. Likewise, none of our Medical Groups partook of CMS’ Accelerated and Advance Payment Programs under the CARES Act. Each of our Medical Groups did, however, accept funds distributed by HHS under the Provider Relief Fund enacted as part of the CARES Act. Given that each of our Medical Groups received in excess of $10,000 under the Provider Relief Fund, each Medical Group is subject to HHS’ reporting requirements for the use of such funds. Two of our Owned Medical Groups are subject to heightened reporting requirements for providers receiving more than $500,000 from the Provider Relief Fund. Although none of the Owned Medical Groups have yet reported, given changes arising from The Consolidated Appropriations Act, 2021 and additional guidance issued by HHS, we believe the Owned Medical Groups have more than sufficient lost revenue when comparing 2020 actual patient care revenue to 2020 budgeted patient care revenue as well as COVID-related expenditures to offset such amounts. These two Owned Medical Groups will also be subject to Single Audit requirements, as set forth in the regulations at 45 C.F.R. §75.501, which will require the recipients to maintain appropriate records and cost documentation, and they may be subject to additional audits by HHS, the OIG or the Pandemic Response Accountability Committee.
Any recipient identified as providing inaccurate information will be subject to recoupment and deliberate omission, misrepresentation or falsification of any information associated with such reporting may be punishable by criminal, civil or administrative penalties, including but not limited to revocation of Medicare billing privileges, exclusion from federal health care programs, and/or the imposition of fines, civil damages and/or imprisonment. The law relative to the Provider Relief Fund as well as guidance from HHS continues to evolve and we cannot say definitively whether HHS will agree with our assessment that funds were appropriately utilized by the Owned Medical Groups. In the event that such funds were used inappropriately or revenue losses were insufficient, it would be necessary to reimburse HHS for Provider Relief Funds received by our Owned Medical Groups, which would have a material adverse effect on our business, financial condition, and operations. Further, a failure to adequately report and maintain records related to the use of amounts from the Provider Relief Funds could have a materially adverse effect on our business, financial condition and the results of operations.
As the public health emergency for the COVID-19 pandemic continues, access to, and demand for, our services may be limited, which could adversely affect our business.
Adverse market conditions resulting from the spread of COVID-19, including new variants, could materially adversely affect our business and the value of our common stock. We cannot predict how long the public health emergency for the COVID-19 pandemic will continue and the impact it may have on certain of our markets. Given recent and potential future increases in both positive test results and COVID-19 hospitalizations, it is possible that some state and local jurisdictions in our current markets may again impose shutdowns, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19 or variants thereof. Such orders or restrictions have resulted in largely remote operations at our headquarters and reduced staffing and services at some of our Medical Groups and Privia Physicians’ Affiliated Practices, work stoppages and slowdowns among some of our vendors and suppliers, slowdowns and delays, travel restrictions and cancellation of elective procedures and reduction in our in-person sales activity, thereby significantly and potentially negatively impacting our operations. Other disruptions or potential disruptions include restrictions on the ability of our personnel to travel; inability of our suppliers to manufacture goods and to deliver these to us on a timely basis, or at all; inventory shortages or obsolescence; delays in actions of regulatory bodies; diversion of or limitations on employee resources that would otherwise be focused on the operations of our business, including because of sickness of employees or their families or the desire of employees to avoid contact with groups of people; business adjustments or disruptions of certain third parties; and additional government requirements or other incremental mitigation efforts. The extent to which the current wave, or subsequent waves, of the COVID-19 pandemic or the spread of variants impact our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and spread of COVID-19 or variants, vaccination rates and the actions to contain the COVID-19 pandemic or treat its impact, among others. In addition, the COVID-19 virus disproportionately impacts older adults, especially those with chronic illnesses, which includes many of our patients, which could strain the resources of our physician practices.
Even without government restrictions on travel and our operations, patients may again become reluctant to seek necessary care given the risks of the COVID-19 pandemic. This could have the effect of reducing the revenue of our Medical Groups and our resulting management fees. Such reluctance may result in deferring necessary healthcare services that may adversely affect the health of such patients which may exacerbate health conditions and increase the cost of care in the future, which may adversely affect our VBC performance or divert patients from our Privia Physicians to more expensive and intense providers of services. Further, as a result of the COVID-19 pandemic, we may experience slowed growth or a decline in new patient demand. We also may experience increased internal and third-party medical costs as we provide care for patients suffering from COVID-19. In addition, we may face increased competition due to changes to our competitors’ products and services, including modifications to their terms, conditions, and pricing that could materially adversely impact our business, results of operations, and overall financial condition in future periods.
If the COVID-19 pandemic worsens, especially in regions where we have offices or Medical Groups, our business activities originating from affected areas could be adversely affected. Disruptive activities could include business closures in impacted areas, further restrictions on our employees’ and service providers’ ability to travel, impacts to productivity if our employees or their family members experience health issues, and potential delays in hiring and onboarding of new employees. We may take further actions that alter our business operations as may be required by local, state, or federal authorities or that we determine are in the best interests of our employees. Such measures could negatively affect our sales and marketing efforts, sales cycles, employee productivity, or patient retention, any of which could harm our financial condition and business operations.
Further government restrictions in response to the COVID-19 pandemic and other national and international incidents could also cause our third-party data center hosting facilities and cloud computing platform providers, which are critical to our infrastructure, to shut down their business, experience security incidents that impact our business, delay or disrupt performance or delivery of services, or experience interference with the supply chain of hardware required by their systems and services, any of which could materially adversely affect our business. In addition, the COVID-19 pandemic has resulted in our employees and those of many of our vendors working from home and conducting work via the internet, and if the network and infrastructure of internet providers becomes overburdened by increased usage or is otherwise unreliable or unavailable, our employees’, and our customers’ and vendors’ employees’, access to the internet to conduct business could be negatively impacted. Limitations on access or disruptions to services or goods provided by or to some of our suppliers and vendors upon which our technology-enabled platform and business operations relies, could interrupt our ability to provide our technology-enabled platform, decrease the productivity of our workforce, and significantly harm our business operations, financial condition, and results of operations.
Our technology-enabled platform and the other systems or networks used in our business may experience an increase in attempted cyber-attacks, targeted intrusion, ransomware, and phishing campaigns seeking to take advantage of shifts to employees working remotely using their household or personal internet networks and to leverage fears promulgated by the COVID-19 pandemic. The success of any of these unauthorized attempts could substantially impact our technology-enabled platform, the proprietary and other confidential data contained therein or otherwise stored or processed in our operations, and ultimately our business. Any actual or perceived security incident also may cause us to incur increased expenses to improve our security controls and to remediate security vulnerabilities.
The extent and continued impact of the COVID-19 pandemic on our business will depend on certain developments, including: the duration and spread of the outbreak; government responses to the pandemic; the impact on our customers and our sales cycles; the impact on customer, industry, or employee events; and the effect on our partners and supply chains, all of which are uncertain and cannot be predicted.
To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including but not limited to those relating to cyber-attacks and security vulnerabilities, interruptions or delays due to third parties, or our ability to raise additional capital or generate sufficient cash flows necessary to fulfill our obligations under our existing indebtedness or to expand our operations.
Our use, disclosure, and other processing of personal information, including health information, is subject to HIPAA, other federal and state privacy and security regulations, and contractual obligations, and our failure to comply with those regulations or contractual obligations or to adequately secure the information we hold could result in significant liability or reputational harm and, in turn, a material adverse effect on our patient base and revenue.
Numerous state and federal laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability, integrity, and other processing of PHI and personal information. These laws and regulations include HIPAA. HIPAA establishes a set of national privacy and security standards for the protection of PHI by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services.
HIPAA requires covered entities, like us, our Owned or Non-Owned Medical Groups, and their business associates to develop and maintain policies and procedures with respect to PHI that is used or disclosed, including the adoption of administrative, physical and technical safeguards to protect such information. Our Medical Groups are all participants in an Affiliated Covered Entity under HIPAA, which allows us to share certain HIPAA compliance efforts but also provides for joint and several liability for HIPAA violations among all the participants in the Affiliated Covered Entity, which could result in the Office for Civil Rights, or OCR, imposing liability on one of our Owned Medical Groups and we would have to pursue contribution among the other members, which may be difficult to actually collect. HIPAA also implemented the use of standard transaction code sets and standard identifiers that covered entities must use when submitting or receiving certain electronic healthcare transactions, including activities associated with the billing and collection of healthcare claims. In addition to our status as a covered entity, our management services organizations and ACOs are “business associates” to our Medical Groups and ACO participants.
Penalties for violations of HIPAA and its implementing regulations can be costly, and a single breach incident can result in violations of multiple standards. HIPAA also authorizes state attorneys general to file suit on behalf of their residents. Courts may award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.
In addition, HIPAA mandates that the Secretary of HHS conduct periodic compliance audits of HIPAA covered entities and business associates for compliance with the HIPAA Privacy and Security Standards. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the Civil Monetary Penalty fine paid by the violator.
HIPAA further requires that patients be notified of any unauthorized acquisition, access, use or disclosure of their unsecured PHI that compromises the privacy or security of such information, with certain exceptions related to unintentional or inadvertent use or disclosure by employees or authorized individuals. HIPAA specifies that such notifications must be made “without unreasonable delay and in no case later than 60 calendar days after discovery of the breach.” If a breach affects 500 patients or more, it must be reported to HHS without unreasonable delay, and HHS will post the name of the breaching entity on its public website. Breaches affecting 500 patients or more in the same state or jurisdiction must also be reported to the local media. If a breach involves fewer than 500 people, the covered entity must record it in a log and notify HHS at least annually.
We are also subject to a provision of the federal 21st Century Cures Act that is intended to facilitate the appropriate exchange of health information. In May 2020, the United States Department of Health and Human Services Office of the National Coordinator for Health Information Technology and CMS issued complementary new rules that are intended to clarify provisions of the 21st Century Cures Act regarding interoperability and information blocking and create significant new requirements for healthcare industry participants. It is unclear at this time what the costs of compliance with the new rules will be, and what additional risks there may be to our business.
Numerous other federal and state laws and regulations protect the confidentiality, privacy, availability, integrity and security of PHI and other types of personal information. State statutes and regulations vary from state to state, and these laws and regulations in many cases are more restrictive than HIPAA and its implementing rules. These laws and regulations are often uncertain, contradictory, and subject to changed or differing interpretations, and we expect new laws, rules and regulations regarding privacy, data protection, and information security to be proposed and enacted in the future. For example, the California Consumer Privacy Act of 2018 (the “CCPA”), which was significantly amended by the California Privacy Rights Act (“CPRA”) effective January 1, 2022, affords consumers expanded privacy protections. Additionally, Virginia and Colorado passed comprehensive privacy legislation in 2021, and several privacy bills have been proposed both at the federal and state level that may result in additional legal requirements that impact our business. California residents also have the right to request that a business delete their personal information unless it is necessary for the business to maintain for certain purposes, to direct a business to correct errors in their personal information, and to restrict the use and disclosure of sensitive information. They have the right to know if their personal information is being sold or shared and the right to opt out of the sale or disclosure. Beginning in 2023, under the CPRA’s amendments, as well as comprehensive privacy legislation passed in Virginia, residents of those states will have additional rights with respect to their personal information, such as a right to opt out of certain processing activities for sensitive data and a right to a portable copy of their personal information. The CPRA creates a new regulator responsible for enforcement of the CPRA, and enforcement priorities of this new regulatory body have yet to be determined. The CCPA and CPRA also provide for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. Failure to comply with these and any other comprehensive privacy laws passed at the state or federal level may result in regulatory enforcement action and damage to our reputation. The potential effects of such legislation are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses to comply. Further, in the event that new data privacy or security laws are implemented that impact our operations or patients, we may not be able to timely comply with such requirements, or such requirements may not be compatible with our current processes. Changing our processes could be time consuming and expensive, and failure to timely implement required changes could subject us to liability for non-compliance. Some states may afford private rights of action to individuals who believe their personal information has been misused. This complex, dynamic legal landscape regarding privacy, data protection, and information security creates significant compliance issues for us and potentially restricts our ability to collect, use and disclose data and exposes us to additional expense, adverse publicity and liability.
While we have implemented data privacy and security measures in an effort to comply with applicable laws, regulations, and contractual obligations relating to privacy and data protection, some PHI and other personal information or confidential information is transmitted to us by third parties, who may not implement adequate security and privacy measures. Additionally, we transmit PHI and other personal information or confidential information to third parties, which carries the risk of breach despite our security and privacy measures. Moreover, it is possible that laws, rules and regulations relating to privacy, data protection, or information security may be interpreted and applied in a manner that is inconsistent with our practices or those of third parties who transmit PHI and other personal information or confidential information to us. Further, any PHI or other personal information residing with a Privia Physicians’ legacy practice entity pursuant to our Support Services Agreement with such entity may not be subject to adequate security and privacy measures, which may result in a breach of its Business Associate Agreement, or BAA, with the relevant covered entity. Although a business associate may be independently found liable for a breach of the privacy or security requirements of HIPAA, we could also be held liable for such breach as the covered entity. If we or any third parties are found to have violated such laws, rules or regulations, it could result in government-imposed fines, orders requiring that we or these third parties change our or their practices, or criminal charges, which could adversely affect our business. Complying with these various laws and regulations could cause us to incur substantial costs or require us to change our business practices, systems and compliance procedures in a manner adverse to our business.
Additionally, we publish privacy policies and other documentation regarding our collection, processing, use and disclosure of personal information. Although we endeavor to comply with our published policies and other documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance, including if our employees, contractors, service providers or vendors fail to comply with our published policies and documentation. Such failures can subject us to potential local, state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices. Claims that we have violated individuals’ privacy rights or failed to comply with data protection laws or applicable privacy notices, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business. Any of the foregoing consequences could have a material adverse impact on our business and our financial results.
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
In general, under Section 382 of the Internal Revenue Code of 1986, as amended (“the Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income or taxes. A Code Section 382 ownership change generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a corporation’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. As of December 31, 2021, we had approximately $45.5 million of federal and $27.0 million of state (post-apportioned state NOL) NOL carryforwards. The federal NOL carryforwards for years before 2018 begin to expire in 2034 and the state NOL carryforwards begin to expire in 2034. Changes in the ownership of our stock in the future, including as a result of future offerings, and some of which are outside of our control, could result in an ownership change under Section 382 of the Code (or applicable state law) after such date, which could significantly limit our ability to utilize our existing and future NOL carryforwards arising at any time prior to such ownership change.
General Risks
As a result of being a public company, we are obligated to maintain proper and effective internal control over financial reporting in order to comply with Section 404 of the Sarbanes-Oxley Act. We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in us and, as a result, the value of our common stock. In addition, because of our status as an emerging growth company, you will not be able to depend on any attestation from our independent registered public accountants as to our internal control over financial reporting for the foreseeable future.
We are required by Section 404 of the Sarbanes-Oxley Act to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in our second Annual Report following the completion of our initial public offering. The process of designing and implementing internal control over financial reporting required to comply with this requirement will be time-consuming, costly and complicated. If during the evaluation and testing process we identify one or more other material weaknesses in our internal control over financial reporting or determine that existing material weaknesses have not been remediated, our management will be unable to assert that our internal control over financial reporting is effective. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.
Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed. However, our independent registered public accounting firm will not be required to attest formally to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the later of the filing of our second Annual Report following the completion of our initial public offering or the date we are no longer an “emerging growth company,” as defined in the JOBS Act. Accordingly, you will not be able to depend on any attestation concerning our internal control over financial reporting from our independent registered public accountants for the foreseeable future.
We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our independent registered public accounting firm may issue an adverse opinion due to ineffective internal controls over financial reporting, and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations and cash flows.
Risks Related to Our Indebtedness
Our existing indebtedness could adversely affect our business and growth prospects.
As of December 31, 2021, the Company had $33.3 million in principal amount outstanding under our Term Loan Facility. Our indebtedness, or any additional indebtedness we may incur, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of these actions on a timely basis, on terms satisfactory to us or at all.
Our indebtedness and the cash flow needed to satisfy our debt have important consequences, including:
•limiting funds otherwise available for financing our capital expenditures by requiring us to dedicate a portion of our cash flows from operations to the repayment of debt and the interest on this debt;
•making us more vulnerable to rising interest rates; and
•making us more vulnerable in the event of a downturn in our business.
Our level of indebtedness may place us at a competitive disadvantage to our competitors that are not as highly leveraged. Fluctuations in interest rates can increase borrowing costs. Increases in interest rates may directly impact the amount of interest we are required to pay and reduce earnings accordingly. In addition, developments in tax policy, such as the disallowance of tax deductions for interest paid on outstanding indebtedness, could have an adverse effect on our liquidity and our business, financial conditions and results of operations.
We expect to use cash flow from operations to meet current and future financial obligations, including funding our operations, debt service requirements and capital expenditures. The ability to make these payments depends on our financial and operating performance, which is subject to prevailing economic, industry and competitive conditions and to certain financial, business, economic and other factors beyond our control.
We may not be able to generate sufficient cash flow to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under such indebtedness, which may not be successful.
Our ability to make scheduled payments or to refinance outstanding debt obligations depends on our financial and operating performance, which will be affected by prevailing economic, industry and competitive conditions and by financial, business and other factors beyond our control. We may not be able to maintain a sufficient level of cash flow from operating activities to permit us to pay the principal, premium, if any, and interest on our indebtedness. Any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in penalties or defaults, which would also harm our ability to incur additional indebtedness.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or seek to restructure or refinance our indebtedness. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such cash flows and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service obligations. If we cannot meet our debt service obligations, the holders of our indebtedness may accelerate such indebtedness and, to the extent such indebtedness is secured, foreclose on our assets. In such an event, we may not have sufficient assets to repay all of our indebtedness.
We may be unable to refinance our indebtedness.
We may need to refinance all or a portion of our indebtedness before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. There can be no assurance that we will be able to obtain sufficient funds to enable us to repay or refinance our debt obligations on commercially reasonable terms, or at all.
The terms of our Credit Agreement restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
The Credit Agreement contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests, including restrictions on our ability to:
•incur additional indebtedness or other contingent obligations;
•create liens;
•make investments, acquisitions, loans and advances;
•consolidate, merge, liquidate or dissolve;
•sell, transfer or otherwise dispose of our assets;
•pay dividends on our equity interests or make other payments in respect of capital stock; and
•materially alter the business we conduct.
You should read the discussion under the heading “Description of Certain Indebtedness” for further information about these covenants.
The restrictive covenants in the Credit Agreement require us to satisfy certain financial condition tests. Our ability to satisfy those tests can be affected by events beyond our control.
A breach of the covenants or restrictions under the Credit Agreement could result in an event of default under such document. Such a default may allow the creditors to accelerate the related debt, which may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In the event the holders of our indebtedness accelerate the repayment, we may not have sufficient assets to repay that indebtedness or be able to borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms acceptable to us. As a result of these restrictions, we may be:
•limited in how we conduct our business;
•unable to raise additional debt or equity financing to operate during general economic or business downturns; or
•unable to compete effectively or to take advantage of new business opportunities.
These restrictions, along with restrictions that may be contained in agreements evidencing or governing other future indebtedness, may affect our ability to grow in accordance with our growth strategy.

Our failure to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies in the future could reduce our ability to compete successfully and harm our results of operations.
We may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms or at all. If we raise additional equity financing, our security holders may experience significant dilution of their ownership interests. If we engage in additional debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions. In addition, the covenants in our Credit Agreement may limit our ability to obtain additional debt, and any failure to adhere to these covenants could result in penalties or defaults that could further restrict our liquidity or limit our ability to obtain financing. If we need additional capital and cannot raise it on acceptable terms, or at all, we may not be able to, among other things:
•develop and enhance our patient services;
•continue to expand our organization;
•hire, train and retain employees;
•respond to competitive pressures or unanticipated working capital requirements; or
•pursue acquisition opportunities.
In addition, if we issue additional equity to raise capital, your interest in us will be diluted.
Risks Related to Our Common Stock
The Lead Sponsors have significant influence on us, and their interests may conflict with ours or yours in the future.
As of March 7, 2022, investment entities affiliated with Goldman Sachs (collectively, “Goldman Sachs”) and Pamplona Capital Management LLP (“Pamplona” and, together with Goldman Sachs, the “Lead Sponsors”) beneficially own or control approximately 25.9% and 18.5%, respectively, of our common stock. Based on their combined percentage voting power, the Lead Sponsors have significant influence over the vote of all matters submitted to a vote of our shareholders. For so long as the Lead Sponsors continue to own a significant percentage of our stock, the Lead Sponsors will still be able to significantly influence the composition of our Board and the approval of actions requiring shareholder approval. Accordingly, for such period, the Lead Sponsors will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers, decisions on whether to raise future capital and amending our amended and restated charter and amended and restated bylaws, which govern the rights attached to our common stock. In particular, for so long as the Lead Sponsors continue to own a significant percentage of our stock, the Lead Sponsors will be able to cause or prevent a change of control of us or a change in the composition of our Board and could preclude any unsolicited acquisition of us. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of us and ultimately might affect the market price of our common stock.
In addition, in connection with our initial public offering, we entered into a Shareholder Rights Agreement (defined herein) that provides each Lead Sponsor the right to designate: (i) three of the nominees for election to our Board for so long as each beneficially owns at least 15% of our common stock then outstanding; (ii) two of the nominees for election to our Board for so long as each beneficially owns less than 15% but at least 10% of our common stock then outstanding; and (iii) one of the nominees for election to our Board for so long as each beneficially owns less than 10% but at least 5% of our common stock then outstanding. The Lead Sponsors may also assign such rights to their affiliates. The Shareholder Rights Agreement also prohibits us from increasing or decreasing the size of our Board without the prior written consent of the Lead Sponsors. In addition, for so long as either Lead Sponsor owns at least 15% of the common stock, its consent will be required for certain corporate actions, including a change of control; acquisitions or dispositions of assets in an amount exceeding 15% of our total assets; the issuance of equity by us or any of our subsidiaries (other than under equity incentive plans that have received the prior approval of our board of directors) in an amount exceeding $50 million; the incurrence of indebtedness by us or any of our subsidiaries in an amount exceeding $50 million; amendments to our amended and restated certificate of incorporation or amended and restated bylaws; changes to our strategic direction or scope of its business; any change in the size of our board of directors; the hiring or termination of the Chief Executive Officer, Chief Financial Officer and Chief Operational Officer; and approval of our annual budget.
The Lead Sponsors and their affiliates engage in a broad spectrum of activities, including investments in the healthcare industry generally. In the ordinary course of their business activities, the Lead Sponsors and their affiliates may engage in activities where their interests conflict with our interests or those of our other shareholders, such as investing in or advising businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. Our amended and restated certificate of incorporation provides that none of the Lead Sponsors, any of their affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his director and officer capacities) or its affiliates will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. The Lead Sponsors also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, the Lead Sponsors may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you.
We are an “emerging growth company” and we expect to elect to comply with reduced public company reporting requirements, which could make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we are eligible for certain exemptions from various public company reporting requirements. These exemptions include, but are not limited to, (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements, (iii) exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved, and (iv) an extended transition period to comply with new or revised accounting standards applicable to public companies. We could be an emerging growth company for up to five years after the first sale of our common stock pursuant to an effective registration statement under the Securities Act, which fifth anniversary will occur in 2026. If, however, certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenue exceeds $1.07 billion or we issue more than $1.0 billion of non- convertible debt in any three-year period, we would cease to be an emerging growth company prior to the end of such five-year period. We intend to provide reduced disclosure regarding executive compensation in our annual meeting proxy statement and may elect to take advantage of other reduced disclosure obligations in future filings. In addition, we will choose to take advantage of the extended transition period to comply with new or revised accounting standards applicable to public companies. As a result, the information that we provide to holders of our common stock may be different than you might receive from other public reporting companies in which you hold equity interests. We cannot predict if investors will find our common stock less attractive as a result of reliance on these exemptions. If some investors find our common stock less attractive as a result of any choice we make to reduce disclosure, there may be a less active trading market for our common stock and the market price for our common stock may be more volatile.
The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, particularly after we are no longer an “emerging growth company.”
As a public company, we incur legal, accounting and other expenses that we did not previously incur as a privately held company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and certain requirements under the Sarbanes-Oxley Act, the listing requirements of NASDAQ and other applicable securities rules and regulations. Compliance with these rules and regulations have increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly and increased demand on our systems and resources. We will continue to experience such increased costs and challenges particularly after we are no longer an “emerging growth company.” The Exchange Act requires that we file annual, quarterly and current reports with respect to our business, financial condition and results of operations. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert our management’s attention from implementing our growth strategy, which could prevent us from improving our business, financial condition and results of operations. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. These additional obligations could have a material adverse effect on our business, financial condition and results of operations.
In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of our management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and there could be a material adverse effect on our business, financial condition and results of operations.

Provisions of our corporate governance documents could make an acquisition of us more difficult and may prevent attempts by our shareholders to replace or remove our current management, even if beneficial to our shareholders.
Our amended and restated certificate of incorporation and amended and restated bylaws and the Delaware General Corporation Law (the “DGCL”) contain provisions that could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our shareholders. Among other things, these provisions:
•allow us to authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without shareholder approval, and which may include supermajority voting, special approval, dividend, or other rights or preferences superior to the rights of shareholders;
•provide for a classified board of directors with staggered three-year terms, from and after the date on which the Lead Sponsors beneficially own, in the aggregate, less than 25% of our common stock then outstanding;
•prohibit shareholder action by written consent and shareholder special meetings as well as permit removal of directors only for cause from and after the date on which the Lead Sponsors beneficially own, in the aggregate, less than 25% of our common stock then outstanding;
•provide that any amendment, alteration, rescission or repeal of our amended and restated bylaws by our shareholders will require the affirmative vote of the holders of at least 66.6% in voting power of all the then-outstanding shares of our stock entitled to vote thereon, voting together as a single class, from and after the date on which the Lead Sponsors beneficially own, in the aggregate, less than 25% of our common stock then outstanding; and
•establish advance notice requirements for nominations for elections to our Board or for proposing matters that can be acted upon by shareholders at shareholder meetings, provided, however, that at any time when a Lead Sponsor beneficially owns, in the aggregate, at least 25% of our common stock then outstanding, such advance notice procedure will not apply to that Lead Sponsor.
Our amended and restated certificate of incorporation contains a provision that provides us, from and after the date on which the Lead Sponsors beneficially own, in the aggregate, less than 25% of our common stock then outstanding, with protections similar to Section 203 of the DGCL, and will prevent us from engaging in a business combination with a person (excluding the Lead Sponsors and any of their direct or indirect transferees and any group as to which such persons are a party), unless board or shareholder approval is obtained prior to the acquisition. These provisions could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors of your choosing and cause us to take other corporate actions you desire, including actions that you may deem advantageous, or negatively affect the trading price of our common stock. In addition, because our Board is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our shareholders to replace current members of our management team.
These and other provisions in our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law could make it more difficult for shareholders or potential acquirers to obtain control of our Board or initiate actions that are opposed by our then-current Board, including delay or impede a merger, tender offer or proxy contest involving our company. The existence of these provisions could negatively affect the price of our common stock and limit opportunities for you to realize value in a corporate transaction.
Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our shareholders, which may limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us.
Pursuant to our amended and restated certificate of incorporation, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our shareholders, (3) any action asserting a claim against us arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws or (4) any other action asserting a claim against us that is governed by the internal affairs doctrine; provided that for the avoidance of doubt, the forum selection provision that identifies the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation, including any “derivative action”, will not apply to suits to enforce a duty or liability created by the Securities Act, the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Our amended and restated certificate of incorporation further provides that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the provisions of our amended and restated certificate of incorporation described above. The forum selection clause in our amended and restated certificate of incorporation may have the effect of discouraging lawsuits against us or our directors and officers and may limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us.
Our operating results and stock price may be volatile, and the market price of our common stock may drop below the price you pay.
Our quarterly operating results are likely to fluctuate in the future. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could subject the market price of our shares to wide price fluctuations regardless of our operating performance. Our operating results and the trading price of our shares may fluctuate in response to various factors, including:
•market conditions in our industry or the broader stock market;
•actual or anticipated fluctuations in our quarterly financial and operating results;
•introduction of new solutions or services by us or our competitors;
•issuance of new or changed securities analysts’ reports or recommendations;
•sales, or anticipated sales, of large blocks of our stock;
•additions or departures of key personnel;
•regulatory or political developments;
•litigation and governmental investigations;
•changing economic conditions;
•investors’ perception of us;
•events beyond our control such as weather and war; and
•any default on our indebtedness.
These and other factors, many of which are beyond our control, may cause our operating results and the market price and demand for our shares to fluctuate substantially. Fluctuations in our quarterly operating results could limit or prevent investors from readily selling their shares and may otherwise negatively affect the market price and liquidity of our shares. In addition, the trading market for our shares may be subject to increased volatility. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. If any of our shareholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business, which could significantly harm our profitability and reputation.
Future sales and issuances of our outstanding shares could cause the market price of our common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Pursuant to the registration rights agreement with our principal stockholders, we have agreed to file registration statements for the resale of shares of our common stock held by, or issuable to, our principal stockholders, certain other stockholders and certain of our directors, executive officers and employees. All of our common stock sold pursuant to an offering covered by a registration statement will be freely transferable. In addition, shares of our common stock issued or issuable under our equity incentive plans to employees and directors have been registered on a Form S-8 registration statement and may be freely sold in the public market upon issuance, except for shares held by affiliates who have certain restrictions on their ability to sell. The market price of our stock could decline if the holders of our shares of common stock sell them or are perceived by the market as intending to sell them.
Because we have no current plans to pay regular cash dividends on our common stock, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.
We do not anticipate paying any regular cash dividends on our common stock. Any decision to declare and pay dividends in the future will be made at the discretion of our Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our Board may deem relevant. In addition, our ability to pay dividends is, and may be, limited by covenants of existing and any future outstanding indebtedness we or our subsidiaries incur. Therefore, any return on investment in our common stock is solely dependent upon the appreciation of the price of our common stock on the open market, which may not occur. See “Dividend Policy” for more detail.

If securities or industry analysts do not continue to publish research or reports about our business, if they adversely change their recommendations regarding our shares or if our results of operations do not meet their expectations, our stock price and trading volume could decline.
The trading market for our shares will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade our stock, or if our results of operations do not meet their expectations, our stock price could decline.
We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our common stock, which could depress the price of our common stock.
Our amended and restated certificate of incorporation authorizes us to issue one or more series of preferred stock. Our Board has the authority to determine the preferences, limitations and relative rights of the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our shareholders. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discouraging bids for our common stock at a premium to the market price, and materially adversely affect the market price and the voting and other rights of the holders of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our headquarters are located in Arlington, Virginia and consist of approximately 37,000 square feet of leased space. Our lease on this space expires on September 30, 2026. We have also leased approximately 50,000 square feet of space for our other offices in California, Maryland, Georgia and Texas. We believe that our headquarters and other offices are adequate for our immediate needs and that additional or substitute space is available if needed to accommodate growth and expansion.
ITEM 3. LEGAL PROCEEDINGS
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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock has been listed on the Nasdaq Global Select Market under the symbol “PRVA” since May 3, 2021. Prior to that, there was no public trading market for our common stock.
Holders of Record
As of the close of business on March 7, 2022, there were approximately 76 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Stock Performance Graph -
The following performance graph and related information shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section or Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, and shall not be incorporated by reference into any registration statement or other document filed by us with the SEC, whether made before or after the date of this Annual Report on Form 10-K, regardless of any general incorporation language in such filing, except as shall be expressly set forth by specific reference in such filing.
The following graph and related information shows a comparison of the cumulative total return for our common stock, Russell 2000 Index, and NASDAQ Health Care Index between April 28, 2021 (the date our common stock commenced trading on the NASDAQ) through December 31, 2021. All values assume an initial investment of $100 and reinvestment of any dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

	4/28/2021	5/21/2022	6/21/2022	7/21/2022	8/21/2022	9/21/2022	10/21/2022	11/21/2022	12/21/2022
Privia Health Group, Inc. (1)	$100.00	$94.19	$127.68	$119.42	$85.78	$67.80	$73.96	$66.47	$74.45
Russell 2000	$100.00	$100.21	$102.15	$98.46	$100.66	$97.69	$101.85	$97.61	$99.79
NASDAQ Health Care	$100.00	$98.27	$104.14	$103.74	$106.74	$100.88	$100.83	$94.62	$93.90

(1) $100 invested on April 28, 2021 in shares and in indices
The information above shall not be deemed “soliciting material” or to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934,as amended, or otherwise subject to the liabilities under that section, and shall not be incorporated by reference into any of our other filings under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, regardless of any general incorporation language in those filings.
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item will be set forth in the Proxy Statement and is incorporated into this Annual Report on Form 10-K by reference.
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during the year ended December 31, 2021.
Dividend Policy
We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and to repay indebtedness and, therefore, we do not anticipate paying any cash dividends in the foreseeable future. Additionally, because we are a holding company, our ability to pay dividends on our common stock may be limited by restrictions on the ability of our subsidiaries to pay dividends or make distributions to us. Any future determination to pay dividends will be at the discretion of our Board, subject to compliance with covenants in current and future agreements governing our and our subsidiaries’ indebtedness, and will depend on our results of operations, financial condition, capital requirements and other factors that our Board may deem relevant.
Issuer Purchases of Equity Securities
None.
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
ITEM 6. SELECTED FINANCIAL DATA
[Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K. In addition, the following discussion and analysis and information contains forward-looking statements about the business, operations and financial performance of the Company based on our current expectations that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors. including, but not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Information Regarding Forward-Looking Statements” in this Annual Report on Form 10-K.
Overview
Privia Health is a technology-driven, national physician-enablement company that collaborates with medical groups, health plans, and health systems to optimize physician practices, improve patient experiences, and reward doctors for delivering high-value care in both in-person and virtual care settings on the “Privia Platform”. We directly address three of the most pressing issues facing physicians today: the transition to the VBC reimbursement model, the ever-increasing administrative requirements to operate a successful medical practice and the need to engage patients using modern user-friendly technology. We seek to accomplish these objectives by entering markets and organizing existing physicians and non-physician clinicians into a unique practice model that combines the advantages of a partnership in a large regional Medical Group with significant local autonomy for Privia Providers joining our Medical Groups. Other than Tennessee, where our Friendly Medical Group is actively negotiating with major health insurance plans after recently starting to operate under the “friendly PC” model, our Medical Groups are designated as in-network by all major health insurance plans in all of our markets and all Privia Providers are credentialed with such health insurance plans.
Under our standard model, Privia Physicians join the Medical Group in their geographic market as an owner of the Medical Group. Certain of our Medical Groups are Owned Medical Groups, with Privia Physicians owning a minority interest. However, in those markets in which state regulations do not allow us to own physician practices, the Medical Groups are Non-Owned Medical Groups or Friendly Medical Groups. Privia Physicians who owned their own practices prior to joining Privia continue to own their Affiliated Practices, but those Affiliated Practices no longer furnish healthcare services. The Medical Groups have no ownership in the underlying Affiliated Practices, but the Affiliated Practices do provide certain services to our Medical Groups, such as use of space, non-physician staffing, equipment and supplies.
We provide management services to each Medical Group through a local MSO established with the objective of maximizing the independence and autonomy of our Affiliated Practices, while providing Medical Groups with access to VBC opportunities either directly or through Privia-owned ACOs. We have national committees that distribute quality guidance, and we employ Chief Medical Officers who provide clinical oversight and direction over the clinical affairs of the Owned Medical Groups. Additionally, we hold the provider contracts, maintain the patient records, set reimbursement rates, and negotiate payer contracts on behalf of the Owned Medical Groups.
GAAP Financial Measures
•    Revenue was $966.2 million, $817.1 million and $786.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.
•    Operating (loss) income was $(217.4) million, $25.4 million and $16.1 million for the years ended December 31, 2021, 2020 and 2019, respectively; and
•    Net (loss) income attributable to Privia Health Group, Inc. was $(188.2) million, $31.2 million and $8.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Key Metrics and Non-GAAP Financial Measures
•    Practice Collections was $1.63 billion, $1.30 billion and $1.14 billion for the years ended December 31, 2021, 2020 and 2019, respectively;
•    Care Margin was $238.4 million, $187.6 million and $163.7 million for the years ended December 31, 2021, 2020, and 2019 respectively;
•    Platform Contribution was $107.6 million, $82.6 million and $68.5 million for the years ended December 31, 2021, 2020 and 2019, respectively;
•    Adjusted EBITDA was $41.4 million, $29.4 million and $18.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
The COVID-19 Pandemic and the Coronavirus Aid, Relief and Economic Stimulus Act (“CARES Act”)
The current COVID-19 pandemic had an impact on our results of operations, cash flow and financial position for the years ended and as of December 31, 2021 and 2020, as we experienced lower volumes than anticipated and shifts in the mix of services provided after the onset of the pandemic in the United States. We are closely monitoring the impact of the pandemic on all aspects of our business including impacts to employees, customers, patients, suppliers and vendors.
On March 27, 2020, the CARES Act was passed. It is intended to provide economic relief to individuals and businesses affected by the coronavirus pandemic. It also contains provisions related to healthcare providers’ operations and the issues caused by the coronavirus pandemic. The following are significant economic impacts for the Company and its subsidiaries as a result of specific provisions of the CARES Act for the years ended month periods ended December 31, 2021:
•The Company elected to defer its portion of Social Security taxes in 2020, which may be repaid over two years as follows: 50% by the end of 2021 and 50% by the end of 2022. Approximately $0.8 million is recorded in accrued expenses on the balance sheet as of December 31, 2021 related to this deferral and the Company intends to remit payment by the end of 2022; and
•The Company received $0.8 million and $13.3 million in grant funds from the Provider Relief Fund under the CARES Act during the years ended December 31, 2021 and 2020, respectively.
Our Revenue
We recognize revenue from multiple stakeholders, including health care consumers, health insurers, federal and state governments, employers, providers and health systems. Our revenue includes (i) FFS revenue generated from providing healthcare services to patients through Privia Providers of Owned Medical Groups or administrative fees collected for providing administrative services to Non-Owned Medical Groups, (ii) VBC revenue collected on behalf of our providers, primarily shared savings (including surplus payments, shared savings, total cost of care budget payments and similar payments) and per member per month (PMPM) fees (including care management fees, management services fees, care coordination fees and all other similar administrative fees), and (iii) other revenue from additional services, such as concierge services, virtual visits, virtual scribes and coding.
FFS Revenue
We generate FFS-patient care revenue when we collect reimbursements for FFS medical services provided by Privia Providers. Our agreements with our providers have a multi-year term length and we have historically experienced a 95% provider retention rate, both of which lead to a highly predictable and recurring revenue model. Our FFS contracts with payer partners typically contain annual rate inflators and enhanced commercial FFS rates given our scale in each of our markets. As a result of receiving these rate inflators and enhancements, if we continue to be successful in expanding our provider base, we expect revenue will grow year-over-year in absolute dollars. In addition, in our FFS-patient care revenue, we include collections generated from ancillary services such as clinical laboratory, imaging and pharmacy operations. We also generate FFS-administrative services revenue by providing administration and management services to medical groups which are not owned or consolidated by us. FFS-patient care revenue represented 79.9%, 79.2% and 86.0% for the years ended December 31, 2021, 2020 and 2019, respectively. FFS-administrative services revenue represented 7.1%, 7.1% and 6.2% for the years ended December 31, 2021, 2020, and 2019 respectively.
VBC Revenue
Over time, we create incremental value for our provider partners by enabling them to succeed in VBC arrangements. We generate VBC revenue when our providers are reimbursed through traditional FFS Medicare, MSSP, Medicare Advantage, commercial payers and other existing and emerging direct payer and employer contracting programs. The revenue is collected in the form of (i) shared savings earned based on improved quality and lower cost of care for our attributed patients in VBC arrangements earned primarily through Privia-owned ACOs, and (ii) PMPM care management fees to cover costs of services typically not reimbursed under traditional FFS payment models, including population management, care coordination, advanced technology and analytics. VBC revenue represented 12.4%, 11.4% and 7.4% for the years ended December 31, 2021, 2020 and 2019, respectively. We expect VBC revenue to continue to increase as a percentage of total revenue as we grow total Attributed Lives under management as well as increase risk levels undertaken across value-based arrangements.
Other Revenue
The remainder of our revenue is derived from leveraging our existing base of providers and patients to deliver value-oriented services such as virtual visits, virtual scribes and coding. Other revenue represented 0.6%, 2.2% and 0.4% of total revenue for the years ended December 31, 2021, 2020 and 2019, respectively. Provider Relief Funds under the CARES Act have been recorded within other revenue on the statement of operation for the years ended December 31, 2021 and 2020.

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
On October 1, 2021, we launched Privia Medical Group West Texas in partnership with Abilene Diagnostic Clinic, an independent multi-specialty group practice with more than 30 providers and five care center locations. This complements our established and expanding provider practice locations in North Texas (Dallas-Fort Worth) and the Gulf Coast region of the state.
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
In February 2022, the Company announced a partnership with Surgery Partners, Inc. for Privia Health to enter the State of Montana with Great Falls Clinic, a multi-specialty practice with approximately 65 providers spanning 24 specialties. A wholly owned subsidiary of Surgery Partners, Great Falls Clinic will serve as Privia Health’s anchor practice in the state. Privia Health will also provide performance operations services and technology capabilities to Great Falls Clinic as well as to new providers in Montana who join the Privia Platform.
Provider Satisfaction and Retention
Privia Providers have high satisfaction with their overall performance on our platform, and we strive to continuously improve provider well-being and patient satisfaction. Our percentage of collections model combined with high patient and provider satisfaction results in 90%+ Practice Collections predictability on a rolling twelve month forward basis. We believe these metrics demonstrate the stability of our provider base and the appeal to prospective providers and patients of our platform.
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
Our ability to work within each geographic market as it evolves in its shift towards VBC, with our experience working in all reimbursement environments, enables providers to accelerate and succeed in their transition. Our model is aligned with our payer partners, as we have demonstrated improved patient outcomes while driving incremental revenue growth. We intend to accelerate the move towards the adoption of VBC reimbursement in each market in current and emerging payer programs. To do so, we will need to continue enhancing our VBC capabilities and executing on initiatives to deliver next generation access, superior quality metrics and lower cost of care.
At the beginning of 2022, Privia Health launched three new Accountable Care Organizations (ACOs) in Maryland, Florida and Tennessee, with each participating in the Medicare Shared Savings Program (MSSP). This expands the Privia-owned ACOs to seven, including ACOs in Georgia, Gulf Coast Texas, North Texas and Virginia.
On January 5, 2022 the Company announced that its Florida and the Mid-Atlantic ACOs entered into capitated payer arrangements. These agreements cover healthcare services provided to approximately 23,000 Medicare Advantage beneficiaries effective January 1, 2022. Capitated revenue is generated through what is typically known as an “at-risk contract.” At-risk capitation refers to a model in which the Company is entitled to fixed monthly fees from the third-party payer in exchange for providing healthcare services to attributed beneficiaries in Medicare Advantage plans. The fees are typically based on a percentage of the defined premium that payers receive from CMS. The Company is responsible for providing or paying for the cost of healthcare services required by those attributed beneficiaries. At-risk capitated fees are recorded gross in revenues because the Company is acting as a principal in arranging for, providing, and controlling the managed healthcare services provided to the attributed beneficiaries.
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
We recently began offering Privia Care Partners, a more flexible provider affiliation model, to providers who do not desire to join one of our medical groups. This model will initially aggregate providers in certain of our existing markets as well as new markets who are looking solely for VBC solutions without the necessity of changing EHR providers. We will furnish population health services, reporting and analytics to such providers along with a menu of management services from which providers may choose. We launched Privia Care Partners on January 1, 2022 with over 25,000 attributed lives in partnership with more than 300 providers in approximately 100 care center locations
Key Metrics and Non-GAAP Financial Measures
We review a number of operating and financial metrics, including the following key metrics and non-GAAP financial measures, to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plans, and make strategic decisions.
Key Metrics

	For the Years Ended December 31,
	2021	2020	2019
Implemented Providers (as of end of period)	3,317	2,550	2,482
Attributed Lives (in thousands) (as of end of period)	786	682	704
Practice Collections (1) ($ in millions)	$1,626.1	$1,301.1	$1,135.7
(1) We define Practice Collections as the total collections from all practices in all markets and all sources of reimbursement (FFS, VBC and other) that we receive for delivering care and providing our platform and associated services. Practice Collections differ from revenue by including collections from Non-Owned Medical Groups.
Implemented Providers
We define Implemented Providers as the total of all service professionals on Privia Health’s platform at the end of a given period who are credentialed by Privia Health and bill for medical services, in both Owned and Non-Owned Medical Groups during that period. This includes, but is not limited to, physicians, physician assistants, and nurse practitioners. We believe that growth in the number of Implemented Providers is a key indicator of the performance of our business and expected revenue growth. This growth depends, in part, on our ability to successfully add new practices in existing markets and expand into new markets. The number of Implemented Providers increased 30.1% between December 31, 2021 and 2020 mainly due to organic growth as well as the entrance into the West

Texas and California markets. Implemented Providers increased 2.7% between 2020 and 2019, due to organic growth in our healthcare delivery business.
Attributed Lives
We define Attributed Lives as any patient that a payer deems attributed to Privia, in both Owned and Non-Owned Medical Groups, to deliver care as part of a VBC arrangement. We define our Attributed Lives as patients who have selected one of our owned or Non-Owned Medical Groups as their provider of primary care services as of the end of a particular period. The number of Attributed Lives is an important measure that impacts the amount of VBC revenue we receive. Attributed Lives increased 15.2% between December 31, 2021 and 2020 due to organic growth. While overall Attributed Lives decreased 3.1% between 2020 and 2019, attributed lives in government value-based programs increased by 20.3% and commercial value-based programs decreased by 13.7%.
Practice Collections
We define Practice Collections as the total collections from all practices in all markets and all sources of reimbursement (FFS, VBC and other) that we receive for delivering care and providing our platform and associated services. Practice Collections differ from revenue by adding collections from Non-Owned Medical Groups. Practice Collections increased 25.0% for the years ended December 31, 2021 when compared to the same period in 2020 and increased 14.6% between 2020 and 2019 due to organic growth of our healthcare delivery business.
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

	For the Years Ended December 31,
(amounts in thousands, except for percentages)	2021	2020	2019
Care Margin [1] ($)	$238,393	$187,588	$163,728
Platform Contribution [1] ($)	$107,550	$82,582	$68,472
Platform Contribution Margin [1] (%)	45.1%	44.0%	41.8%
Adjusted EBITDA [1] ($)	$41,377	$29,372	$18,126
Adjusted EBITDA Margin [1] (%)	17.4%	15.7%	11.1%
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

Care Margin
We define Care Margin as total revenue less the sum of physician and practice expense. Our Care Margin generated from FFS revenue is contractual and recurring in nature, and primarily based on an individually negotiated percentage of collections for each practice that joins Privia. Our Care Margin generated from VBC revenue is based on a percentage of care management fees and shared savings collected. We view Care Margin as all of the dollars available for us to manage our business, including providing administrative support to our practices, investing in sales and marketing to attract new providers to the Privia Platform, and supporting the organization through our corporate infrastructure. We expect Care Margin will grow year-over-year in absolute dollars as we continue to expand our provider base. We would also expect our care management and shared savings economics in our VBC arrangements to improve on a per patient basis as we manage towards lower total cost of care for our Attributed Lives and move towards higher risk VBC arrangements over time. Care Margin increased 27.1% for the year ended December 31, 2021 when compared to the same period in 2020 and increased 14.6% between 2020 and 2019, due to organic growth of our medical practice business.

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
The following table provides a reconciliation of operating (loss) income, the most closely comparable GAAP financial measure, to Care Margin. For the year ended December 31, 2021, Cost of platform included $43.9 million of stock-based compensation expense, Sales and marketing included $8.9 million of stock-based compensation expense, and general and administrative included $200.7 million of stock-based compensation expense primarily related to the modification of outstanding options in connection with our IPO.

	For the Years Ended December 31,
(unaudited and amounts in thousands)	2021	2020	2019
Operating (loss) income	$(217,436)	$25,380	$16,062
Depreciation and amortization	2,464	1,843	1,427
General and administrative	255,884	44,016	41,827
Sales and marketing	22,750	11,343	9,156
Cost of platform	174,731	105,006	95,256
Care margin	$238,393	$187,588	$163,728
Platform Contribution
We define Platform Contribution as total revenue less the sum of (i) physician and practice expense, (ii) cost of platform and (iii) stock-based compensation expense included in Cost of platform. The following table provides a reconciliation of operating income, the most closely comparable GAAP financial measure, to Platform Contribution. For the year ended December 31, 2021, Cost of platform included $43.9 million of stock-based compensation expense, Sales and marketing included $8.9 million of stock-based compensation expense, and general and administrative included $200.7 million. For the year ended December 31, 2021, $195.1 million of this stock-based compensation expense was recognized for the modification of outstanding options in connection with our IPO. We consider platform contribution to be an important measure to monitor our performance, specific to pricing of our services, direct costs of delivering care, and cost of our platform and associated services. As a provider spends a longer time on the Privia Platform, we expect the Platform Contribution from that provider to increase both in terms of absolute dollars as well as a percent of Care Margin. We expect that this increase will be driven by improving per provider revenue economics over time as well as our ability to generate operating leverage on our in-market infrastructure costs. Platform Contribution increased 30.2% for the year ended December 31, 2021 when compared to the same period in 2020 and increased 26.5% between 2020 and 2019, due to organic growth of our medical practice business.
Platform Contribution Margin
We define Platform Contribution Margin as Platform Contribution as a percentage of Care Margin. We consider Platform Contribution Margin to be an important measure to monitor our performance, specific to pricing of our services, direct costs of delivering care, and cost of our platform and associated services. As a provider spends a longer time on the Privia Platform, we expect the Platform Contribution from that provider to increase both in terms of absolute dollars as well as a percent of Care Margin. We expect that this increase will be driven by improving per provider revenue economics over time as well as our ability to generate operating leverage on our in-market infrastructure costs. Platform Contribution Margin was 45.1% for the year ended December 31, 2021 compared to 44.0% during the same period in 2020 and 41.8% in 2019. We continue to make strategic investments to provide better service to both our patients and physicians at a pace slower than the increase in revenue.
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

The following table provides a reconciliation of operating income, the most closely comparable GAAP financial measure, to platform contribution:

	For the Years Ended December 31,
(unaudited and amounts in thousands)	2021	2020	2019
Operating (loss) income	$(217,436)	$25,380	$16,062
Depreciation and amortization	2,464	1,843	1,427
General and administrative	255,884	44,016	41,827
Sales and marketing	22,750	11,343	9,156
Stock-based compensation(1)	43,888	—	—
Platform contribution	$107,550	$82,582	$68,472
(1) Amount represents stock-based compensation expense included under Cost of Platform.
Adjusted EBITDA
We define Adjusted EBITDA as net (loss) income excluding interest income, interest expense, minority interest expense / income, depreciation and amortization, stock-based compensation, severance, other one time or non-recurring expenses and the benefit from income taxes. We include Adjusted EBITDA because it is an important measure on which our management assesses and believes investors should assess our operating performance. We consider Adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis. Adjusted EBITDA has limitations as an analytical tool including: (i) Adjusted EBITDA does not reflect the impact of stock-based compensation expense or the impact of withholding shares of outstanding common stock upon vesting, and (ii) Adjusted EBITDA does not reflect interest expense on our debt or the cash requirements necessary to service interest or principal payments. Adjusted EBITDA increased 40.9% for the year ended December 31, 2021, when compared to the same period in 2020 and increased 62.0% between 2020 and 2019 due to organic growth of our medical practice business.
Adjusted EBITDA Margin
We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of Care Margin. We included Adjusted EBITDA Margin because it is an important measure on which our management assesses and believes investors should assess our operating performance. We consider Adjusted EBITDA Margin to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis. Adjusted EBITDA Margin was 17.4% for the year ended December 31, 2021 an increase from 15.7% for the same period in 2020 and an increase from 11.1% in 2019, due to organic growth of our medical practice business.
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
The following table provides a reconciliation of net (loss) income attributable to the Company, the most closely comparable GAAP financial measure, to Adjusted EBITDA:

	For the Years Ended December 31,
(unaudited and amounts in thousands)	2021	2020	2019

Net (loss) income attributable to Privia Health Group, Inc.	$(188,230)	$31,244	$8,244
Net loss attributable to non-controlling interests	(2,419)	(340)	(299)
(Benefit from) provision for income taxes	(27,857)	(7,441)	1,207
Interest expense	1,070	1,917	6,910
Depreciation and amortization	2,464	1,843	1,427
Stock-based compensation	253,531	484	207
Other expenses(1)	2,818	1,665	430
Adjusted EBITDA	$41,377	$29,372	$18,126

(1) Other expenses include certain non-cash or non-recurring costs and severance costs related to employee-related expenses for certain former Company executives that were due severance based on their agreements when they left the Company

Components of Results of Operations
Revenue
As noted above under “Our Revenue,” revenue is earned in three main categories: FFS revenue, VBC revenue and other revenue.
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
Cost of platform
Third-party EMR and practice management software expenses are paid on a percentage of revenue basis, while we pay most of the costs of our platform on a variable basis related to the number of implemented physicians we service. In addition, expenses contain stock-based compensation related to employees that provide Cost of platform services, but exclude any depreciation and amortization expense. Software development costs that do not meet capitalization criteria are expensed as incurred. As we continue to grow, we expect the cost of platform to continue to grow at a rate slower than the revenue growth rate.
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

Results of Operations
Comparison of the Years Ended December 31, 2021 and 2020
The following table sets forth our consolidated statements of operations data for the years ended December 31, 2021 and 2020.

	For the Years Ended December 31,
	2021	2020	Change ($)	Change (%)
(in thousands)
Revenue	$966,220	$817,075	$149,145	18.3%
Operating expenses:
Physician and practice expense	727,827	629,487	98,340	15.6%
Cost of platform	174,731	105,006	69,725	66.4%
Sales and marketing	22,750	11,343	11,407	100.6%
General and administrative	255,884	44,016	211,868	481.3%
Depreciation and amortization	2,464	1,843	621	33.7%
Total operating expenses	1,183,656	791,695	391,961	49.5%
Operating (loss) income	(217,436)	25,380	(242,816)	(956.7)%
Interest expense	1,070	1,917	(847)	(44.2)%
(Loss) income before benefit from income taxes	(218,506)	23,463	(241,969)	(1031.3)%
(Benefit from) provision for income taxes	(27,857)	(7,441)	(20,416)	274.4%
Net (loss) income	(190,649)	30,904	(221,553)	(716.9)%
Less: Loss attributable to non-controlling interests	(2,419)	(340)	(2,079)	611.5%
Net (loss) income attributable to Privia Health Group, Inc.	$(188,230)	$31,244	$(219,474)	(702.5)%
Revenue
The following table presents our revenues disaggregated by source:

	For the Years Ended December 31,
(Dollars in Thousands)	2021	2020	Change ($)	Change (%)
FFS-patient care	$772,482	$647,314	$125,168	19.3%
FFS-administrative services	68,805	58,278	10,527	18.1%
Shared savings	83,016	66,414	16,602	25.0%
Care management fees (PMPM)	36,503	26,766	9,737	36.4%
Other revenue	5,414	18,303	(12,889)	(70.4)%
Total Revenue	$966,220	$817,075	$149,145	18.3%
Revenue was $966.2 million for the year ended December 31, 2021, an increase from $817.1 million for the year ended December 31, 2020. Key drivers of this revenue growth were FFS–patient care revenue increases of $125.2 million, shared savings revenue increases of $16.6 million, care management fee increases of $9.7 million, and FFS-administrative services increases of $10.5 million. Revenue increases were partially offset by a decrease in other revenue of $12.9 million related to CARES Act Provider Relief Funds in 2020 that were not similarly granted in 2021.
Growth in FFS - patient care revenue and FFS-administrative services were primarily attributed to an increase in visit volumes as COVID-19 restrictions are lifted in certain states as well as the addition of new providers. Care management fee (PMPM) growth was due mainly to an increase in the total number of VBC contracts that include the payment of care management fees and an increase in Attributed Lives. Shared savings growth was primarily due to more Attributed Lives in government programs as well as performance realized in those programs that was greater than previously estimated. The decrease in other revenue was primarily driven by a decrease in grant funds received as part of the CARES Act Provider Relief Fund.

Operating Expenses

	For the Years Ended December 31,
(Dollars in Thousands)	2021	2020	Change ($)	Change (%)
Operating Expenses:
Physician and practice expense	$727,827	$629,487	$98,340	15.6%
Cost of platform	174,731	105,006	69,725	66.4%
Sales and marketing	22,750	11,343	11,407	100.6%
General and administrative	255,884	44,016	211,868	481.3%
Depreciation and amortization expense	2,464	1,843	621	33.7%
Total operating expenses	$1,183,656	$791,695	$391,961	49.5%
Physician and practice expenses
Physician expenses were $727.8 million for the year ended December 31, 2021, an increase from $629.5 million during the same period in 2020. This increase was driven primarily by higher FFS-patient care revenue and the addition of new providers partially offset by a decrease in physician expense related to CARES Act grant receipts.
Cost of platform
Cost of platform expenses were $174.7 million for the year ended December 31, 2021, an increase from $105.0 million during the same period in 2020. This increase was driven primarily by a $43.9 million increase in stock compensation expense, which was the result of the modification of vesting terms of options in connection with the Company’s IPO, an increase of $9.6 million related to additional consulting costs, driven by growth in our direct to employer business and partnerships with certain health systems; an increase in compensation and benefits of $7.9 million driven by expansion into new markets and products; and an increase in EMR and platform technology costs of $7.3 million driven by an increase in FFS claims.
Sales and marketing
Sales and marketing expenses were $22.7 million for the year ended December 31, 2021, an increase from $11.3 million during the same period in 2020. This increase was primarily driven by the increase of $9.0 million of stock-based compensation expense recognized during the year ended December 31, 2021, primarily related to the modification of vesting terms of options in connection with the Company’s IPO and an increase in compensation and benefits of $2.0 million related to same store growth and market expansion.
General and administrative
General and administrative expenses were $255.9 million for the year ended December 31, 2021, an increase from $44.0 million during the same period in 2020. This increase was primarily driven by the increase of $200.2 million of stock-based compensation expense recognized during the year ended December 31, 2021 primarily related to the modification of vesting terms of options in connection with the Company’s IPO, an increase in compensation and benefits of $6.5 million and an increase in corporate insurance of $2.8 million.
Depreciation and amortization expense
Depreciation and amortization expenses were $2.5 million for the year ended December 31, 2021, an increase from $1.8 million during the same period in 2020. This increase was primarily driven by amortization of intangible assets related to the acquisition of BASS Privia Management Company of California, LLC (“BPMC”) and Privia Medical Group West Texas, PLLC, formerly known as Abilene Diagnostic Clinic, PLLC (“PMG West Texas” or “WTX Friendly Medical Group”).
Interest expense
Interest expense was $1.1 million for the year ended December 31, 2021, a decrease from $1.9 million during the same period in 2020. The decrease was primarily driven by the repayment of a note payable to related parties in 2020.
Benefit from income taxes
The benefit from income taxes of $27.9 million for the year ended December 31, 2021 increased from $7.4 million during the same period in 2020. The benefit for the year ended December 31, 2021 is primarily the result of the pre-tax loss partially offset by the non-deductible stock-based compensation expense related to the modification of vesting terms of options in connection with the Company’s IPO.
Net loss attributable to non-controlling interests
Net loss attributable to non-controlling interests was $2.4 million for the year ended December 31, 2021, an increase from $0.3 million during the same period in 2020 and is primarily due to an increase in net loss before non-controlling interest.

Comparison of the Years Ended December 31, 2020 and 2019
The following table sets forth our consolidated statements of operations data for the years ended December 31, 2020 and 2019.

	For the Years Ended December 31,
(in thousands)	2020	2019	Change ($)	Change (%)
Revenue	$817,075	$786,360	$30,715	3.9%
Operating Expenses:
Physician and practice expense	629,487	622,632	6,855	1.1%
Cost of platform	105,006	95,256	9,750	10.2%
Sale and marketing	11,343	9,156	2,187	23.9%
General and administrative	44,016	41,827	2,189	5.2%
Depreciation and amortization expense	1,843	1,427	416	29.2%
Total operating expenses	791,695	770,298	21,397	2.8%
Operating Income	25,380	16,062	9,318	58.0%
Interest expense	1,917	6,910	(4,993)	(72.3)%
Income (loss) before provision for (benefit from) income taxes	23,463	9,152	14,311	156.4%
Provision for (benefit from) income taxes	(7,441)	1,207	(8,648)	(716.5)%
Net income (loss)	30,904	7,945	22,959	289.0%
Less: Net loss attributable to non-controlling interests	(340)	(299)	(41)	13.7%
Net income (loss) attributable to Privia Health Group, Inc	$31,244	$8,244	$23,000	279.0%
Revenue
Revenue was $817.1 million for the year ended December 31, 2020, an increase from $786.4 million for the year ended December 31, 2019. Key drivers of this revenue growth were FFS – administrative services revenue, which increased $9.8 million or 20.1%, and care management fees (PMPM), which increased $8.2 million or 44.3%, shared savings revenue which increased $26.6 million or 66.6%, and other revenue which increased $15.0 million or 456.0%, partially offset by a decrease in FFS–patient care revenue of $28.8 million or 4.3%. Growth in FFS–administrative services revenue was due mainly to the addition of a new market for a full year in 2020 (Florida). Care management fees (PMPM) growth was due mainly to an increase in the total number of VBC contracts that include the payment of care management fees. Shared savings growth was mainly due to a move to a higher risk track in two of our markets for MSSP, which provided a larger opportunity to earn incentive amounts, as well as the addition of a new shared savings contract in Florida in 2020. The increase in other revenue was driven by the grant funds received as part of the Cares Act Provider Relief Fund. The decrease in FFS – patient care revenue was mainly attributed to certain state and local initiatives imposed as a result of COVID-19, such as social distancing guidelines and temporary lockdowns, partially offset by the addition of new providers.
The following table presents our revenues disaggregated by source:

	For the Years Ended December 31,
(in thousands)	2020	2019	Change ($)	Change (%)
FFS-patient care	$647,314	$676,157	$(28,843)	(4.3)%
FFS-administrative services	58,278	48,510	9,768	20.1%
Shared savings	66,414	39,854	26,560	66.6%
Care management (PMPM)	26,766	18,547	8,219	44.3%
Other revenue	18,303	3,292	15,011	456.0%
Total Revenue	$817,075	$786,360	$30,715	3.9%
Operating Expenses

	For the Years Ended December 31,
(in thousands)	2020	2019	Change ($)	Change (%)
Operating Expenses:
Physician and practice expense	$629,487	$622,632	$6,855	1.1%
Cost of platform	105,006	95,256	9,750	10.2%
Sale and marketing	11,343	9,156	2,187	23.9%
General and administrative	44,016	41,827	2,189	5.2%
Depreciation and amortization expense	1,843	1,427	416	29.2%
Total operating expenses	$791,695	$770,298	$21,397	2.8%

Physician and practice expenses
Physician expenses were $629.5 million for the year ended December 31, 2020, an increase from $622.6 million for the year ended December 31, 2019. This increase was driven primarily the growth in implemented providers offset by some decreases in expenses related to lower FFS-patient care revenue.
Cost of platform
Cost of platform expenses were $105.0 million for the year ended December 31, 2020, an increase from $95.2 million for the year ended December 31, 2019. This increase was driven primarily by an increase in third-party EMR and practice management software expenses of $2.1 million, and an increase in salaries and benefits of $12.5 million to support the growth of our business, partially offset by a decrease in consulting costs of $1.3 million, and a decrease in travel of $2.3 million.
Sales and marketing
Sales and marketing expenses were $11.3 million for the year ended December 31, 2020, an increase from $9.2 million for the year ended December 31, 2019. This increase was driven primarily by an increase in salaries and benefits of $2.0 million related to opening a new market in Tennessee as well as an increase in variable compensation related to the number of physicians joining our platform during 2020.
General and administrative
General and administrative expense was $44.0 million for the year ended December 31, 2020, an increase from $41.8 million for the year ended December 31, 2019. We recorded $0.2 million in stock based compensation in 2019 as compared to $0.5 million in 2020. In addition, there was a $2.0 million increase in consulting services due primarily to additional audit and other services performed in 2020 related to preparing to be a public company.
Depreciation and amortization expense
Depreciation and amortization expense was $1.8 million for the year ended December 31, 2020, an increase from to $1.4 million for the year ended December 31, 2019. This increase was driven primarily by an increase in leasehold improvements related to the office space build out that consolidated our corporate offices.
Interest expense
Interest expense was $1.9 million for the year ended December 31, 2020, a decrease from $6.9 million for the year ended December 31, 2019. The decrease was primarily driven by the refinance of the Company’s debt in November 2019, combined with the repayment of a note payable to related parties.
(Benefit from) provision for income taxes
Benefit from income taxes increased $8.6 million for the year ended December 31, 2020 when compared to the same period in 2019 primarily due to the release of the valuation allowance.
Net loss attributable to non-controlling interest
Net loss attributable to non-controlling interest remained relatively consistent for the year ended December 31, 2020 when compared to the same period in 2019.
Liquidity and Capital Resources
General
To date, we have financed our operations principally through sale of our equity, payments received from various payers and through borrowings under the Credit Facilities. As of December 31, 2021, we had cash and cash equivalents of $320.6 million. We received $211.0 million of net proceeds from the Company’s IPO and Anthem private placement on May 3, 2021. Our cash and cash equivalents primarily consist of highly liquid investments in money market funds and cash.
We believe that our cash and cash equivalents, including the proceeds from the IPO, and borrowings under the Revolving Loan Facility (as defined below) together with cash flows from operations, will provide adequate resources to fund our short-term and long-term operating and capital needs. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary because of, and our future capital requirements will depend on many factors, including our growth rate, and the timing and extent of spending to increase our sales and marketing activities. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, and financial condition would be adversely affected.
Indebtedness
See Note 8 “Note Payable” for discussion on our Credit Facilities.
Cash Flows Overview
The Company’s cash requirements within the next twelve months include physician and practice liabilities, accounts payable and accrued liabilities, current maturities of long-term debt, and purchase commitments and other obligations. We expect the cash required to meet these obligations to be primarily generated through cash flows from current operations; cash available for general corporate use; and the realization of current assets, such as accounts receivable. Based on current and anticipated levels of operations, we anticipate that net cash provided by operating activities, together with the available cash on hand at December 31, 2021, should be adequate to meet anticipated cash requirements for the short term (next 12 months) and long term (beyond 12 months).
The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated.

	For the Years Ended December 31,
	2021	2020	2019
(in thousands)
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$55,058	$38,891	$24,358
Net cash used in investing activities	(32,775)	(380)	(5,709)
Net cash provided by (used in) financing activities	213,661	(767)	(10,868)
Net increase in cash and cash equivalents	$235,944	$37,744	$7,781
Operating Activities
Net cash provided by operating activities was $55.1 million for the year ended December 31, 2021 compared to $38.9 million for the same period in 2020. Significant changes impacting net cash provided by operating activities for the year ended December 31, 2021 compared to the same period in 2020 were as follows:
•Increase in loss of $221.5 million from income of $30.9 million of net income during the year ended December 31, 2020 to $190.6 million of net loss during the same period in 2021, primarily driven by the recognition of $253.5 million of non-cash stock-based compensation expense related to the modification of vesting terms of options in connection with the Company’s IPO.
•A reduction in the increase of $7.2 million in accounts receivable, net, for the year ended December 31, 2021 of $14.6 million compared to the same period in 2020 of $21.8 million, primarily driven by an increase in FFS and VBC revenue.
•Decrease of $20.6 million related to the increase in deferred tax benefit for the year ended December 31, 2021 of $28.4 million as compared to the loss in the same period in 2020 of $7.8 million. This is primarily due to the tax benefit generated in the current year from the stock-based compensation expense related to the modification of vesting terms of options in connection with the Company’s IPO. A portion of the expense is not currently deductible for tax purposes.
Net cash provided by operating activities was $38.9 million for the year ended December 31, 2020, an increase of $14.5 million, compared to $24.4 million for the year ended December 31, 2019. Significant changes impacting net cash used in operating activities for the year ended December 31, 2020 as compared to the year ended December 31, 2019 were as follows:
•Increase of $23.0 million related to an increase in net income for the year ended December 31, 2020 of $30.9 million compared to net income for the year ended December 31, 2019 of $7.9 million.
•Increase of $8.9 million due to liability owed by medical practices and providers, which was an increase for the year ended December 31, 2020 of $24.5 million compared to an increase for the year ended December 31, 2019 of $15.6 million. This change is primarily driven by the increase in implemented providers and additional physician and practice expenses associated with the increase in shared savings revenue.
•Increase of $7.6 million in accounts payable and accrued expenses, which was an increase for the year ended December 31, 2020 of $9.7 million compared to a decrease for the year ended December 31, 2019 of $2.1 million. This increase was mainly driven by an increase in unearned revenue.
•Offset by a $15.6 million increase in the decrease of accounts receivable, net, which was a decrease for the year ended December 31, 2020 of $21.8 million compared to a decrease for the year ended December 31, 2019 of $6.2 million, primarily driven by the increase in implemented providers and an increase in the receivable related to shared savings revenue.
•Further offset by a decrease in the increase of $4.1 million in other long-term liabilities, which was an increase for the year ended December 31, 2019 of $0.7 million compared to an increase for the year ended December 31, 2018 of $4.8 million. This change is primarily driven by a tenant improvement allowance provided by the landlord for the office space consolidation.
Investing Activities
Net cash used in investing activities was $32.8 million for the year ended December 31, 2021 compared to $0.4 million during the same period in 2020, primarily due to Privia investing in two new markets during the fourth quarter of 2021.
Net cash used in investing activities was $0.4 million for the year ended December 31, 2020 compared to $5.7 million for the year ended December 31, 2019. This decrease was driven primarily by leasehold improvements related to the office space buildout that consolidated our corporate offices during 2019.
Financing Activities
Net cash provided by financing activities was $213.7 million for the year ended December 31, 2021 compared to $0.8 million used for financing activities for the same period in 2020. This increase primarily related net proceeds from the Company’s IPO of $211.0 million during year ended December 31, 2021, and net proceeds from stock options exercised of $3.8 million.
Net cash used in financing activities was $0.8 million for the year ended December 31, 2020, compared to $10.9 million for the year ended December 31, 2019. This decrease primarily relates to repayments made in 2019 for note payable to related parties that did not take place in 2020 of $15.3 million, offset by the net $5.0 million increase in note payable in 2019.
Contractual Obligations, Commitments and Contingencies
Operating Leases. The Company leases office space under various operating lease agreements. The initial terms of these leases range from 2 to 9 years and generally provide for periodic rent increases, renewal, and termination operations. Total rent expense under operating leases was $2.1 million, $2.5 million and $3.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Off Balance Sheet Obligations. We do not have any off-balance sheet arrangements as of December 31, 2021.
Commitments and Contingencies. See Note 13 “Commitments and Contingencies” for further discussion on our commitments and contingencies.
Emerging Growth Company Status
We are an emerging growth company, as defined in the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act until the earlier of the date we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.
While our significant accounting policies are described in greater detail in Note 1, “Organization and Summary of Significant Accounting Policies,” to our consolidated financial statements included elsewhere in this Annual Report, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.
Business Combination
Accounting for business combinations requires us to allocate the fair value of purchase considerations to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values, which were determined primarily using the income method. The excess of the fair value of purchase consideration over the fair values of these identified assets and liabilities is recorded as goodwill. Such valuations require us to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, revenue growth rates, medical claims expense, cost of care expenses, operating expenses, discount rate, contract terms and useful life from acquired assets.
Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Allocation of purchase consideration to identifiable assets and liabilities affects our amortization expense, as acquired finite-lived intangible assets are amortized over the useful life, whereas any indefinite lived intangible assets, including goodwill, are not amortized. During the measurement period, which is not to exceed one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. For additional details, refer to Note 3. “Business Combinations.”
Revenue Recognition
Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. The Company determines revenue recognition through the following five steps:
i.Identify the contract(s) with a customer;
ii.Identify the performance obligations in the contract;
iii.Determine the transaction price;
iv.Allocate the transaction price to the performance obligations in the contract; and
v.Recognize revenue as the entity satisfies a performance obligation.
The cumulative effect of initially adopting ASC 606 was limited to reclassification of bad debt expense, from a general and administrative expense in 2018 to a contra revenue account in 2019 in the amount of $1.5 million for 2019. Bad debt expense had historically been reported within general and administrative expenses, separately from patient service revenue. Under ASC 606, the Company estimates implicit price concessions related to self-pay balances as part of estimating the original transaction price and reports such estimates as reduction of transaction price. The key judgments applicable to revenue recognition under ASC 605 and ASC 606 are similar and are described below.
FFS revenue
FFS-patient care
Our FFS-patient care revenue is primarily generated from providing healthcare services to patients. Providing medical services to patients represents our performance obligation under third party payer agreements, and accordingly, the transaction price is allocated entirely to that one performance obligation. We recognize revenue as services are rendered and approved by the Privia Providers, which is typically a single day for each service. We receive payment for services from third party payers, as well as from patients who have health insurance, but are also financially responsible for some or all of the service in the form of co-pays, coinsurance or deductibles. Patients who do not have health insurance are required to pay for their services in full.
FFS-patient care revenue is reported net of provisions for contractual allowances from third-party payers and patients. We have certain agreements with third-party payers that provide for reimbursement at amounts different from our standard billing rates. The differences between the estimated reimbursement rates and the standard billing rates are accounted for as contractual adjustments, which are deducted from gross revenue to arrive at FFS-patient care revenue. We determine our estimate of implicit price concessions based on our historical collection experience with classes of patients using a portfolio approach as a practical expedient to account for patient contracts as collective groups rather than individually. The financial statement effects of using this practical expedient are not materially different from an individual contract approach. Subsequent changes to the estimate of the transaction price (determined on a portfolio basis when applicable) are generally recorded as adjustments to revenue in the period of the change. For the years ended December 31, 2021, 2020, and 2019, changes in the Company’s estimates of implicit price concessions and contractual adjustments to expected payments for performance obligations satisfied in prior periods were not significant.
FFS-administrative services
The Company’s FFS-administrative services business provides administration and management services pursuant to MSAs with Non-Owned Medical Groups.
The Company’s MSAs with the Non-Owned Medical Groups range from 5 –20 years in duration and outline the terms and conditions of the administration and management services to be provided, which includes RCM services such as billings and collections, as well as other services, including, but not limited to, payer contracting, information technology services and accounting and treasury services.

In certain MSAs, the Company is paid administrative fees equal to the cost of supplying certain services as outlined in the MSAs, and if applicable, a margin is added to the cost of certain services. The margin, if applicable, is fixed based on the MSAs; however, the cost of supplying certain services can fluctuate during the life of the MSAs.
In certain MSAs, the Company is paid a percentage of net collections. The percentage is fixed per the MSAs; however, the net collections can fluctuate during the life of the contract.
Under each MSA, there is a single performance obligation to provide a series of administration and management services required for the contract period. The Company believes that each Non-Owned Medical Group receives the management and administrative services each day and has concluded that an output method is appropriate for recognizing administrative services revenue.
Administrative fees are reported at the amount that reflects the consideration to which the Company expects to be entitled in exchange for the provision of administration and management services to Non-Owned Medical Groups. In addition, certain of our MSAs include rebates to the customers in the event that certain conditions occur. The Company estimates the transaction price using the most likely amount methodology and amounts are included in the net transaction price to the extent that it is probable that a significant reversal will not occur once any uncertainty associated with the variable consideration is subsequently resolved. No rebates have been earned as of December 31, 2021 or 2020.
VBC revenue
The Company’s VBC business consists of its clinically integrated network and Accountable Care Organizations which bring together independent physician practices within our medical groups to focus on sharing data, improving care coordination, and collaborating on initiatives to improve outcomes and lower healthcare spending. The Company has contracts with the U.S. federal government and large payer organizations that are multi-year in nature typically ranging from three to five years and is paid as follows: (1) Care management fees on a per member per month (PMPM) basis and (2) on a shared savings basis.
Care Management Fees (PMPM)
Under the PMPM basis, the Company is paid a PMPM rate for each covered individual who is attributed by the payer to the Company (“attributed members”). The Company records revenue in the month for which the PMPM rate applies and the member was attributed. The PMPM rate is based on a predetermined monthly contractual rate for each attributed member regardless of the volume of care coordination services provided under the contracts with the payers. The PMPM rate varies based on payer and product.
Revenue is reported at the amount that reflects the consideration to which the Company expects to be entitled in exchange for the provision of care coordination services to its population of attributed members. The Company’s contracts with payers have a single performance obligation that consists of a series of services for the provision of care coordination services for the population of attributed members for the duration of the contract. The transaction price for the contracts is entirely variable, as it is primarily based on a PMPM rate on monthly attributed membership, which can fluctuate during the life of the contract.
The majority of the Company’s net PMPM transaction price relates specifically to its efforts to transfer the service for a distinct increment of the series and is recognized as revenue in the month in which attributed members are entitled to care coordination services.
Shared Savings
Under the shared savings basis, the Company is offered financial incentives to increase its accountability for the cost, quality and efficiency of the care provided to the population of attributed members. The Company is paid the financial incentives when, for a given twelve-month measurement period, its performance on quality of care and utilization meets or exceeds the standards set by the payers as outlined in the contracts and when savings are achieved for medical costs associated with the population of attributed members. The payers analyze the activities during the measurement period using the agreed upon benchmarks, metrics and performance criteria to determine the appropriate payments to the Company.
The Company estimates the transaction price by analyzing the activities during the relevant time period in contemplation of the agreed upon benchmarks, metrics, performance criteria, and attribution criteria based on those and any other contractually defined factors. Revenue is not recorded until the price can be estimated by the Company and to the extent that it is probable that a significant reversal will not occur once any uncertainty associated with the variable consideration is subsequently resolved. Revenue is recorded during the period when the services were provided during a pre-set twelve-month annual measurement period.
Other Revenue
The remainder of our revenue is derived from leveraging our existing base of providers and patients to deliver value-oriented services such as concierge services, virtual visits, virtual scribes and coding, clinical trials, behavioral health management, and partnerships with self-insured employers to offer direct primary care to their employees. CARES Act funds received have been recorded within other revenue on the statement of operation through December 31, 2021.

Variable Interest Entities
Management evaluates the Company’s ownership, contractual, and other interests in entities to determine if it has any variable interest in a variable interest entity (“VIE”). These evaluations are complex, involve judgment, and the use of estimates and assumptions based on available historical information, among other factors. If the Company determines that an entity in which it holds a contractual, or ownership, interest is a VIE and that the Company is the primary beneficiary, the Company consolidates such entity in its consolidated financial statements. The primary beneficiary of a VIE is the party that meets both of the following criteria: (i) has the power to make decisions that most significantly affect the economic performance of the VIE; and (ii) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Management performs ongoing reassessments of whether changes in the facts and circumstances regarding the Company’s involvement with a VIE will cause the consolidation conclusion to change. Changes in consolidation status are applied prospectively.
The Company evaluated its relationship with (a) Non-Owned Medical Groups and their Affiliated Practices, (b) Friendly Medical Groups and their Affiliated Practices, and (c) Affiliated Practices associated with Owned Medical Groups to determine if any of these entities should be subject to consolidation. The Company does not have ownership interest in any Affiliated Practices (whether those of Owned Medical Groups, Non-Owned Medical Groups or Friendly Medical Groups); nor does the Company have an ownership in Non-Owned Medical Groups or Friendly Medical Groups. The PMSA and support services agreement (“SSA”) entered by Non-Owned Medical Groups and Friendly Medical Groups with their Privia Physician members and the Affiliated Practices are not contractual relationships within Privia’s legal structure. The only contractual relationship between Privia and Non-Owned Medical Groups is established through the MSA. For Friendly Medical Groups, in addition to the MSA, the Company has a contractual relationship, evidenced by a restriction agreement (each a “Restriction Agreement”) with its Nominee Physicians and their respective Nominee PCs. Management has determined, based on the provisions of the MSAs between the Company and Non-Owned Medical Groups, and after considering the requirements of Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“ASC 810”), the Company is not required to consolidate the financial position or results of operations of the Affiliated Practices associated with Owned Medical Groups; nor is it required to consolidate the financial position or results of operations of Non-Owned Medical Groups (and, therefore, the Company is not required to consolidate the Affiliated Practices of the Non-Owned Medical Groups). However, management has determined, based on the provisions of the Restriction Agreement by and among the Company, the Nominee Physicians and their respective Nominee PCs, the governing documents of the Friendly Medical Groups, and after considering the requirements of ASC 810, that the Company should consolidate the financial position or results of operations of the Friendly Medical Groups and the Nominee PCs, but not the Affiliated Practices of the Friendly Medical Groups.
ASC 810 requires the Company to consolidate the financial position, results of operations and cash flows of a Non-Owned Medical Group affiliated by means of a service agreement if the Non-Owned Medical Group is a VIE and the Company is its primary beneficiary. A Non-Owned Medical Group would be considered a VIE if (a) it is thinly capitalized (i.e., the equity is not sufficient to fund the Non-Owned Medical Group’s activities without additional subordinated financial support) or (b) the equity holders of the Non-Owned Medical Group as a group have one of the following four characteristics: (i) lack the power to direct the activities that most significantly affect the Non-Owned Medical Group’s economic performance, (ii) possess non-substantive voting rights, (iii) lack the obligation to absorb the Non-Owned Medical Group’s expected losses, or (iv) lack the right to receive the Non-Owned Medical Group’s expected residual returns.
The characteristics of both (a) and (b) do not exist and as such the Non-Owned Medical Groups do not represent VIEs. Accordingly, the Company has not consolidated the financial position, results of operations or cash flows of the Non-Owned Medical Groups that are affiliated with the Company by means of a service agreement for the years ended December 31, 2021, 2020 and 2019. Each time that it enters into a new service agreement or enters into a material amendment to an existing service agreement, the Company considers whether the terms of that agreement or amendment would change the elements it considers in accordance with the VIE guidance. The same analysis was performed for the Affiliated Practices of Owned Medical Groups, which have contractual relationships with Privia through the SSA, and the Company determined they do not represent VIEs as they do not meet the criteria in ASC 810 for similar reasons outlined above.
The Company, however, does meet the criteria for consolidation of the Nominee PCs and the Friendly Medical Groups based on the discussion above.
Goodwill
Goodwill represents the excess of the purchase price, plus the fair value of any non-controlling interests in the acquiree, over the fair value of identifiable net assets acquired. The Company performs a qualitative assessment on goodwill at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. If it is determined in the qualitative assessment that the fair value of a reporting unit is more likely than not below its carrying amount, then the Company will perform a quantitative impairment test. The quantitative goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. Any excess in the carrying value of a reporting unit’s goodwill over its fair value is recognized as an impairment loss, limited to the total amount of goodwill allocated to that reporting unit. The Company completes a single assessment of Goodwill as it has one reporting unit.

Stock-Based Compensation
The Company accounts for share-based compensation in accordance with the expense recognition provisions of ASC 718, Compensation–Stock Compensation (“ASC 718”), which requires the issuer to recognize compensation expense for all share-based payments made to employees based on the fair value of the share-based payment at the date of grant. Up until April 2021,the estimated fair value of share-based payments granted to the Company’s employees was determined using the Monte-Carlo option pricing model, which requires inputs based on certain subjective assumptions, including expected term of the option, expected stock price volatility, the risk free interest rate for a period that approximates the expected term of the option and the Company’s expected dividend yield (See Note 10 “Stockholders’ Equity”). The share-based payments granted or modified prior to April 2021 to employees of the Company do not have quoted market prices, and changes in subjective input assumptions can materially affect the fair value estimate. Since April 2021, the Company has estimated the fair value of the options granted to Company’s employees and contractors using the Black-Scholes option-pricing model. Option valuation models require several inputs, such as the expected stock price volatility, the fair value of the stock, the risk free rate, the expected term of the award and the dividend yield. The Company records share-based compensation forfeitures as a reversal of previously recognized compensation expense as the forfeitures occur. For additional details refer to Note 10 “Stockholder Equity.”
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes.
Interest Rate Risk
Our primary market risk exposure is rising interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. Our Credit Agreement bears interest at a floating rate equal to the lesser of LIBOR plus 2.0% or ABR plus 1.0%. As of December 31, 2021, we had total outstanding debt of $33.3 million in principal amount under the Credit Agreement. Based on the amount outstanding, a 100 basis point increase or decrease in market interest rates over a twelve-month period would result in a change to interest expense of $0.3 million.
Inflation Risk
Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
All information required by this item is included in Item 15 of this Annual Report on Form 10-K and is incorporated into this item by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2021.
Changes to our Internal Controls over Financial Reporting
There were no changes made to the Company’s internal control over financial reporting during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Inherent Limitation on the Effectiveness of Internal Control
The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS.
Not Applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We adopted a written Code of Ethics and business conduct that applies to our directors, executive officers and employees, including our Chief Executive Officer, President and Chief Operating Officer, General Counsel, Chief Financial Officer, principal accounting officer, the controller and all persons performing similar functions. A current copy of the code is posted under “Governance” on the Investor Relations section of our website, our website, ir.priviahealth.com. Any waiver from the Code of Ethics and any amendments to the Code of Ethics will be disclosed on such page of the Company’s website.
The information required by this item will be set forth in the definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after December 31, 2021 (the “Proxy Statement”) and is incorporated into this Annual Report on Form 10-K by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be set forth in the Proxy Statement and is incorporated into this Annual Report on Form 10-K by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be set forth in the Proxy Statement and is incorporated into this Annual Report on Form 10-K by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth in the Proxy Statement and is incorporated into this Annual Report on Form 10-K by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be set forth in the Proxy Statement and is incorporated into this Annual Report on Form 10-K by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)The following documents are filed as part of the Annual Report on Form 10- K:
1.Financial Statements:
The accompanying Index to Consolidated Financial Statements on page F-1 of this annual report on Form 10-K is provided in response to this item.
2.Financial Statement Schedules
See Schedule II—Valuation and Qualifying Accounts for each of the three years ended December 31, 2021, 2020, and 2019 appearing on page F-25 of this report.
(b)Exhibits
The exhibits listed in the following “Exhibit Index” are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K

ITEM 15. EXHIBITS

Exhibit Number	Description	Form	Exhibit	File No.	Filing Date	Filed Herewith

3.1+	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 (File No. 333-255086), filed with the SEC on April 7, 2021)	S-1	3.1	333-255086	04/07/2021

3.2+	Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 (File No. 333-255086), filed with the SEC on April 7, 2021)	S-1	3.2	333-255086	04/07/2021

4.1+	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-1 (File No. 333-255086), filed with the SEC on April 7, 2021)	S-1	4.1	333-255086	04/07/2021

4.2+	Description of Capital Stock					X

10.1+§	2021 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1 (File No. 333-255086), filed with the SEC on April 7, 2021)	S-1	10.1	333-255086	04/07/2021

10.2+§	Employment Agreement between Privia Health Group, Inc. and Shawn Morris, dated April 13, 2018 (incorporated herein by reference to Exhibit 10.2 to the registrant’s Registration Statement on Form S-1 (File No. 333-255086), filed with the SEC on April 7, 2021)	S-1	10.2	333-255086	04/07/2021

10.3+§	Employment Agreement between Privia Health Group, Inc. and Parth Mehrotra, dated January 1, 2018 (incorporated herein by reference to Exhibit 10.3 to the registrant’s Registration Statement on Form S-1 (File No. 333-255086), filed with the SEC on April 7, 2021)	S-1	10.3	333-255086	04/07/2021

10.4§	Annual Merit Increase and Bonus Payment Memo for Parth Mehrotra dated March 12, 2021	S-1				X

10.5+§
Employment Agreement between Privia Health Group, Inc. and Thomas Bartrum, dated February 25, 2019 (incorporated herein by reference to Exhibit 10.4 to the registrant’s Registration Statement on Form S-1 (File No. 333-255086), filed with the SEC on April 7, 2021)
		S-1	10.4+	333-255086	04/07/2021

10.6+§	Employment Agreement first amendment between Privia Health Group, Inc. and Thomas Bartrum, dated April 1, 2020					X

10.7+§	Employment Agreement second amendment between Privia Health Group, Inc. and Thomas Bartrum, dated April 16, 2021					X

10.8+§	Employment Agreement third amendment between Privia Health Group, Inc. and Thomas Bartrum, dated March 24, 2022					X

10.9+§	Employment Agreement, between Privia Health Group, Inc. and Jeffrey S. Sherman dated as of January 2, 2022,(incorporated herein by reference to Exhibit 10.1 to 8-K (File No. 001-40365), filed with the SEC on January 6, 2022)	8-K	10.1	001-40365	01/06/2022

10.10+§	Separation and Release of Claims Agreement, dated as of March 21, 2022, between the Company and Jeffrey S. Sherman.	8-K	10.1	001-40365	03/22/2022

10.11+§	Employment Agreement, between Privia Health Group, Inc. and David Mountcastle dated as of March 21, 2022.	8-K	10.2	001-40365	03/22/2022

10.12+	Form of Shareholder Rights Agreement between Privia Health Group, Inc. and the other signatories party thereto	8-K	10.2+	001-40365	05/03/2021

10.13+	Form of Registration Rights Agreement between Privia Health Group, Inc. and the other signatories party thereto	8-K	10.1+	001-40365	05/03/2021

10.14+§	Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.7 to the registrant’s Registration Statement on Form S-1 (File No. 333-255086), filed with the SEC on April 22, 2021)	S-1	10.7+	333-255086	04/22/2021

10.15+§
Form of 2021 Omnibus Plan Restricted Stock Unit Award for Employees (incorporated herein by reference to Exhibit 10.8 to the registrant’s Registration Statement on Form S-1 (File No. 333-255086), filed with the SEC on April 22, 2021)
		S-1	10.8+	333-255086	04/22/2021

10.16+§
Form of 2021 Omnibus Plan Restricted Stock Unit Award for Non-Employee Directors (incorporated herein by reference to Exhibit 10.9 to the registrant’s Registration Statement on Form S-1 (File No. 333-255086), filed with the SEC on April 22, 2021)
		S-1	10.9+	333-255086	04/22/2021

10.17+§	Form of 2021 Omnibus Plan Stock Option Award (incorporated herein by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 (File No. 333-255086), filed with the SEC on April 22, 2021)	S-1	10.1	333-255086	04/22/2021

10.18+§	Amendment No. 1 to the Registration Rights Agreement between Privia Health Group, Inc. and the other signatories party thereto dated October 29, 2021	10-Q	10.11	211-388036	11/08/2021

10.19 +	Assumption Agreement and Third Amendment to the Credit Agreement, dated August 27, 2021, by and among Privia Health Group, Inc., as parent guarantor, Privia Health, LLC, as the borrower, certain other subsidiaries of Privia Health Group, Inc., as guarantors, Silicon Valley Bank, as administrative agent and collateral agent, and the several lenders from time to time party thereto (including conformed copy of the Credit Agreement attached as Exhibit B thereto).	8-K	10.1	211-221127	08/30/2021

10.20+§	Second Amended and Restated PH Group Parent Corp. Stock Option Plan	S-8	99.2	333-255598	04/29/2021

10.21+§	Form of Non-Qualified Stock Option Agreement under the Second Amended and Restated PH Group Parent Corp. Stock Option Plan	S-8	99.3	333-255598	04/29/2021

10.22+§	Form of Amendment to Non-Qualified Stock Option Agreement under Second Amended and Restated PH Group Parent Corp. Stock Option Plan	S-8	99.4	333-255598	04/29/2021

10.23+§	Notice of Modification of Option Agreement					X

21.1	Subsidiaries of the registrant					X

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.					X

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.					X

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herewith.					X

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, filed herewith.					X

101.INS	XBRL Instance Document **					X

101.SCH	XBRL Taxonomy Schema **					X

101.CAL	XBRL Taxonomy Definition **					X

101.DEF	XBRL Taxonomy Calculation **					X

101.LAB	XBRL Taxonomy Labels **					X

101.PRE	XBRL Taxonomy Presentation **					X
+    Previously filed
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
§ Indicates a management contract or compensatory plan or arrangement.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Privia Health Group, Inc.

Date:	March 25, 2022	By:	/s/ Shawn Morris
Name: Shawn Morris
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shawn Morris	Chief Executive Officer and Director (principal executive officer)	March 25, 2022
Shawn Morris

/s/ David Mountcastle	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 25, 2022
David Mountcastle

/s/ Jeff Bernstein	Director	March 25, 2022
Jeff Bernstein

/s/ Jeff Butler	Director	March 25, 2022
Jeff Butler

/s/ David King	Director	March 25, 2022
David King

/s/ Patricia Maryland	Director	March 25, 2022
Patricia Maryland

/s/ Thomas McCarthy	Director	March 25, 2022
Thomas McCarthy

/s/ Jaewon Ryu	Director	March 25, 2022
Jaewon Ryu

/s/ William M. Sullivan	Director	March 25, 2022
William M. Sullivan

/s/ Will Sherrill	Director	March 25, 2022
Will Sherrill

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Privia Health Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Privia Health Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland
March 25, 2022

We have served as the Company’s auditor since 2020.

Privia Health Group, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$320,577	$84,633
Accounts receivable	117,402	99,118
Prepaid expenses and other current assets	8,697	6,333
Total current assets	446,676	190,084
Non-current assets:
Property and equipment, net	4,502	4,814
Right-of-use asset	9,634	—
Intangible assets, net	59,738	5,980
Goodwill	127,938	118,663
Deferred tax asset	33,364	4,953
Other non-current assets	4,521	4,475
Total non-current assets	239,697	138,885
Total assets	$686,373	$328,969

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$45,985	$39,252
Physician and practice liability	140,708	106,811
Current portion of note payable	875	875
Operating lease liabilities, current	2,893	—
Total current liabilities	190,461	146,938
Non-current liabilities:
Note payable, net of current portion	31,688	32,784
Operating lease liabilities, non-current	11,043	—
Other non-current liabilities	3,000	5,595
Total non-current liabilities	45,731	38,379
Total liabilities	236,192	185,317
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.01 par value, 1,000,000,000 and 150,000,000 shares authorized; 107,837,741 and 95,985,817 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	1,078	960
Additional paid-in capital	633,902	165,666
Accumulated deficit	(208,108)	(19,878)
Total Privia Health Group, Inc. stockholders’ equity	426,872	146,748
Non-controlling interest	23,309	(3,096)
Total stockholders’ equity	450,181	143,652
Total liabilities and stockholders’ equity	$686,373	$328,969
The accompanying notes are an integral part of these consolidated financial statements.

Privia Health Group, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	For the Years Ended December 31,
	2021	2020	2019

Revenue	$966,220	$817,075	$786,360

Operating expenses:
Physician and practice expense	727,827	629,487	622,632
Cost of platform	174,731	105,006	95,256
Sales and marketing	22,750	11,343	9,156
General and administrative	255,884	44,016	41,827
Depreciation and amortization	2,464	1,843	1,427
Total operating expenses	1,183,656	791,695	770,298
Operating (loss) income	(217,436)	25,380	16,062
Interest expense	1,070	1,917	6,910
(Loss) income before (benefit from) provision for income taxes	(218,506)	23,463	9,152
(Benefit from) provision for income taxes	(27,857)	(7,441)	1,207
Net (loss) income	(190,649)	30,904	7,945
Less: Loss attributable to non-controlling interests	(2,419)	(340)	(299)
Net (loss) income attributable to Privia Health Group, Inc.	$(188,230)	$31,244	$8,244
Net (loss) income per share attributable to Privia Health Group, Inc. stockholders – basic and diluted	$(1.83)	$0.33	$0.09
Weighted average common shares outstanding – basic and diluted	102,952,370	95,950,062	95,931,549
The accompanying notes are an integral part of these consolidated financial statements.

Privia Health Group, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands except share amounts)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity attributable to Privia Health Group, Inc.	Non-controlling Interest	Total Stockholders’ Equity
Balance at Balance at January 1, 2019	95,931,549	$959	$146,904	$(59,366)	$88,497	$(2,457)	$86,040
Capital contribution	—	—	13,264	—	13,264	—	13,264
Share-based compensation expense	—	—	207	—	207	—	207
Net income (loss)	—	—	—	8,244	8,244	(299)	7,945
Balance at December 31, 2019	95,931,549	959	160,375	(51,122)	110,212	(2,756)	107,456
Capital contribution	—	—	4,700	—	4,700	—	4,700
Stock option exercise	54,268	1	107	—	108	—	108
Share-based compensation expense	—	—	484	—	484	—	484
Net income (loss)	—	—		31,244	31,244	(340)	30,904
Balance at December 31, 2020	95,985,817	960	165,666	(19,878)	146,748	(3,096)	143,652
Issuance of common stock upon closing of initial public offering	9,725,000	97	210,897	—	210,994	—	210,994
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	2,126,924	21	3,808	—	3,829	—	3,829
Stock-based compensation expense	—	—	253,531	—	253,531	—	253,531
Contributed non-controlling interest	—	—	—	—	—	28,824	28,824
Net loss	—	—	—	(188,230)	(188,230)	(2,419)	(190,649)
Balance at December 31, 2021	107,837,741	$1,078	$633,902	$(208,108)	$426,872	$23,309	$450,181
The accompanying notes are an integral part of these consolidated financial statements.

Privia Health Group, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net (loss) income	$(190,649)	$30,904	$7,945
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	1,152	1,188	784
Amortization of intangibles	1,312	642	643
Amortization of debt issuance costs	157	134	332
Stock-based compensation	253,531	484	207
Deferred tax benefit	(28,411)	(7,834)	716
Changes in asset and liabilities:
Accounts receivable	(14,642)	(21,779)	(6,178)
Prepaid expenses and other current assets	(1,269)	(962)	(151)
Other non-current assets and right-of-use asset	(9,680)	1,194	(2,426)
Accounts payable and accrued expenses	1,262	9,706	2,079
Physician and practice liability	33,897	24,542	15,571
Operating lease liabilities	13,936	—	—
Other long-term liabilities	(5,538)	672	4,836
Net cash provided by operating activities	55,058	38,891	24,358
Cash from investing activities
Purchases of property and equipment	(547)	(380)	(5,709)
Business acquisitions, net of cash acquired	(32,228)	—	—
Net cash used in investing activities	(32,775)	(380)	(5,709)
Cash flows from financing activities
Proceeds from initial public offering	223,685	—	—
Payments of underwriting fees, net of discounts and offering costs	(12,691)	—	—
Note payable to affiliate	—	—	(15,250)
Repayment of note payable	(875)	(875)	(30,000)
Proceeds from note payable	—	—	35,000
Proceeds from exercised stock options	3,829	108	—
Debt issuance costs	(287)	—	(618)
Proceeds from line of credit	—	10,000	—
Line of credit payments	—	(10,000)	—
Net cash provided by (used in) financing activities	213,661	(767)	(10,868)
Net increase in cash and cash equivalents	235,944	37,744	7,781
Cash and cash equivalents at beginning of period	84,633	46,889	39,108
Cash and cash equivalents at end of period	$320,577	$84,633	$46,889

Supplemental disclosure of cash flow information:
Interest paid	$888	$1,928	$9,200
Income taxes paid	$504	$381	$316

Conversion of notes payable to related parties to capital contribution	$—	$4,700	$13,264
The accompanying notes are an integral part of these consolidated financial statements.

Privia Health Group, Inc.
Notes to Consolidated Financial Statements
1.Organization and Summary of Significant Accounting Policies
Organization
Privia Health Group, Inc. (“we”, “our” the “Company” “Privia”), became the sole shareholder of PH Group Holdings Corp. (“PH Holdings”) (formerly Brighton Health Services Holding Corporation) effective August 11, 2016. At the time, the Company was a wholly owned subsidiary of Brighton Health Group Holdings, LLC (“BHG Holdings”) (formerly MC Acquisition Holdings I, LLC, HoldCo).
The Company uses the same operational and financial model in each market. As of December 31, 2021, Privia operates in eight markets: 1) the Mid-Atlantic Region (states of Virginia, Maryland and the District of Columbia); 2) the state of Georgia; 3) the Gulf Coast Region (Houston, Texas); 4) North Texas (Dallas/Fort Worth, Texas); 5) West Texas (Abilene, Texas); 6) Central Florida; 7) the state of Tennessee and 8) the state of California.
Medical groups are formed in each market with the primary purpose to operate as a physician group practice with healthcare services being furnished through physician members (“Privia Physicians”) and non-physician clinicians (together, “Privia Providers”) supervised by Privia Physicians. Privia Physicians typically enter into a PMSA with a medical group, which requires the Privia Physician to provide healthcare services through and on behalf of the medical group. In conjunction with the PMSA, the medical group enters a Support Services Agreement (“SSA”) with the Privia Physician’s historic practice entity (“Affiliated Practice”) whereby the Affiliated Practice provides certain subcontracted services to the medical group to allow the medical group to operate at the practice location.
The Company does not own any Affiliated Practice, nor does the Company have risk of loss related to the Affiliated Practices; rather, they are typically owned by certain Privia Physicians. The Company’s ownership varies by state, creating three types of medical groups: Owned Medical Groups, Non-Owned Medical Groups and Friendly Medical Groups (which are also Non-Owned Medical Groups). The Company majority owns Owned Medical Groups in those markets where medical group ownership is allowed with Privia Physicians owning, in the aggregate, the minority interest in the medical group. In other markets where state regulations do not allow the Company to own the medical group, our “Non-Owned Medical Groups” are either (a) 100% owned by the Privia Physicians or (b) majority owned, indirectly through a professional entity (“Nominee PC”), by a licensed physician holding a Privia leadership position (such physician leader, a “Nominee Physician” and each such Non-Owned Medical Group owned in this manner, a “Friendly Medical Group”). Currently, the Company has Friendly Medical Groups only in the Tennessee and West Texas. The Company has entered into a restriction agreement with each of its Nominee Physicians and their respective Nominee PCs, which provides the Company the right to direct the transfer of each Nominee PC’s ownership in the Friendly Medical Groups to other licensed physicians, among other matters. Owned Medical Groups and Friendly Medical Groups are consolidated into the Company, while Non-Owned Medical Groups are not. For Non-Owned Medical Groups and Friendly Medical Groups, please refer to the discussion of “Variable Interest Entities” for further discussion.
The Company also forms local management companies to provide administrative and management services (“MSOs”) to the medical groups through a Management Services Agreement (“MSA”) in each market. The Company owns 100% of all MSOs, except four where the Company is at least the majority owner.
Within each market, Privia has three different sources of revenue: 1) Fee-for-service (“FFS”) revenue consisting of: a) FFS-patient care revenue which is primarily earned through Owned Medical Groups and b) FFS-administrative services revenue which is primarily earned by owned MSOs from Non-Owned Medical Groups through the MSAs; 2) VBC revenue consisting of: a) care management fees (“PMPM”) and b) shared savings both of which are primarily earned through Company-owned Accountable Care Organizations (“ACOs”) in each market; and 3) Other revenue which is earned from services provided to patients of both Owned and Non-Owned Medical Groups and CARES Act funds received.
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
Basis of Presentation
The consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (“GAAP”) and include the accounts of the Company and its subsidiaries. Amounts shown on the consolidated statements of operations within the operating expense categories of physician and practice expense, cost of platform, selling and marketing, and general and administrative are recorded exclusive of depreciation and amortization.

All significant intercompany transactions are eliminated in consolidation.
Variable Interest Entities
Management evaluates the Company’s ownership, contractual, and other interests in entities to determine if it has any variable interest in a variable interest entity (“VIE”). These evaluations are complex, involve judgment, and the use of estimates and assumptions based on available historical information, among other factors. If the Company determines that an entity in which it holds a contractual, or ownership, interest is a VIE and that the Company is the primary beneficiary, the Company consolidates such entity in its consolidated financial statements. The primary beneficiary of a VIE is the party that meets both of the following criteria: (i) has the power to make decisions that most significantly affect the economic performance of the VIE; and (ii) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Management performs ongoing reassessments of whether changes in the facts and circumstances regarding the Company’s involvement with a VIE will cause the consolidation conclusion to change. Changes in consolidation status are applied prospectively.
The Company evaluated its relationship with (a) Non-Owned Medical Groups and their Affiliated Practices, (b) Friendly Medical Groups and their Affiliated Practices, and (c) Affiliated Practices associated with Owned Medical Groups to determine if any of these entities should be subject to consolidation. The Company does not have ownership interest in any Affiliated Practices (whether those of Owned Medical Groups, Non-Owned Medical Groups or Friendly Medical Groups); nor does the Company have an ownership in Non-Owned Medical Groups or Friendly Medical Groups. The PMSA and support services agreement (“SSA”) entered by Non-Owned Medical Groups and Friendly Medical Groups with their Privia Physician members and the Affiliated Practices are not contractual relationships within Privia’s legal structure. The only contractual relationship between Privia and Non-Owned Medical Groups is established through the MSA. For Friendly Medical Groups, in addition to the MSA, the Company has a contractual relationship, evidenced by a restriction agreement (each a “Restriction Agreement”) with its Nominee Physicians and their respective Nominee PCs. Management has determined, based on the provisions of the MSAs between the Company and Non-Owned Medical Groups, and after considering the requirements of Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“ASC 810”), the Company is not required to consolidate the financial position or results of operations of the Affiliated Practices associated with Owned Medical Groups; nor is it required to consolidate the financial position or results of operations of Non-Owned Medical Groups (and, therefore, the Company is not required to consolidate the Affiliated Practices of the Non-Owned Medical Groups). However, management has determined, based on the provisions of the Restriction Agreement by and among the Company, the Nominee Physicians and their respective Nominee PCs, the governing documents of the Friendly Medical Groups, and after considering the requirements of ASC 810, that the Company should consolidate the financial position or results of operations of the Friendly Medical Groups and the Nominee PCs, but not the Affiliated Practices of the Friendly Medical Groups.
ASC 810 requires the Company to consolidate the financial position, results of operations and cash flows of a Non-Owned Medical Group affiliated by means of a service agreement if the Non-Owned Medical Group is a VIE and the Company is its primary beneficiary. A Non-Owned Medical Group would be considered a VIE if (a) it is thinly capitalized (i.e., the equity is not sufficient to fund the Non-Owned Medical Group’s activities without additional subordinated financial support) or (b) the equity holders of the Non-Owned Medical Group as a group have one of the following four characteristics: (i) lack the power to direct the activities that most significantly affect the Non-Owned Medical Group’s economic performance, (ii) possess non-substantive voting rights, (iii) lack the obligation to absorb the Non-Owned Medical Group’s expected losses, or (iv) lack the right to receive the Non-Owned Medical Group’s expected residual returns.
The characteristics of both (a) and (b) do not exist and as such the Non-Owned Medical Groups do not represent VIEs. Accordingly, the Company has not consolidated the financial position, results of operations or cash flows of the Non-Owned Medical Groups that are affiliated with the Company by means of a service agreement for the years ended December 31, 2021, 2020 and 2019. Each time that it enters into a new service agreement or enters into a material amendment to an existing service agreement, the Company considers whether the terms of that agreement or amendment would change the elements it considers in accordance with the VIE guidance. The same analysis was performed for the Affiliated Practices of Owned Medical Groups, which have contractual relationships with Privia through the SSA, and the Company determined they do not represent VIEs as they do not meet the criteria in ASC 810 for similar reasons outlined above.
The Company, however, does meet the criteria for consolidation of the Nominee PCs and the Friendly Medical Groups based on the discussion above.
During the fourth quarter of 2021, the Company launched Privia Medical Group West Texas, PLLC, formerly known as Abilene Diagnostic Clinic, PLLC (“WTX Friendly Medical Group”). WTX Friendly Medical Group is a physician-owned Medical Group, with PMG West Texas Holdings, PLLC (“WTX Nominee PC”), a Texas professional limited liability company entirely owned by a licensed physician with a leadership role in the Company, owning majority membership interests and having governance and control rights via the governing documents of WTX Friendly Medical Group. The Company has a contractual relationship with WTX Nominee PC through a Restriction Agreement. The VIE analysis was performed, and the Company determined that the relationship between Company, WTX Nominee PC and WTX Friendly Medical Group does represent a VIE and as such is consolidated as they do meet the criteria in ASC 810.

Similarly, during the fourth quarter of 2021, the Company established a second Friendly Medical Group in the State of Tennessee - Privia Medical Group Tennessee, PLLC (“TN Friendly Medical Group”). TN Friendly Medical Group is a physician owned Medical Group, with PMG-TN Physicians, PLLC (“TN Nominee PC”), a Tennessee professional limited liability company entirely owned by a licensed physician with a leadership role in the Company, owning majority of the membership interests therein and having governance and control rights via the governing documents of TN Friendly Medical Group. Again, the same analysis was performed, and the Company determined that the relationship between Company, TN Nominee PC and TN Friendly Medical Group does represent a VIE and as such is consolidated because they do meet the criteria in ASC 810.
Additionally, during the fourth quarter of 2021, the Company entered the California market through an affiliation with BASS Medical Group, one of the Greater San Francisco Bay Area’s leading healthcare multi-specialty groups with more than 400 providers spanning 42 specialties caring for patients at over 125 locations. Privia acquired a majority interest in BASS Management Services Organization, LLC, now BASS Privia Management Company of California, LLC (“BPMC”), which is the exclusive provider of management services to BASS Medical Group. BPMC provides management and other administrative services, as well as various other services to medical practices and others. The Company performed the same analysis and determined that BPMC does not represent a VIE as it does not meet the criteria in ASC 810 but given that Privia owns 51% of the voting interest in the entity, the entity is consolidated as a result.
As a result of the PMG West Texas and PMG-TN transactions, the aggregated carrying value of the current assets and liabilities included in the consolidated balance sheets after elimination of intercompany transactions and balances were $4.2 million and $4.2 million respectively, as of December 31, 2021. Total revenues and operating expenses were $5.8 million and $5.8 million, respectively, from the date of acquisition through December 31, 2021.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure. On an on-going basis we evaluate significant estimates and assumptions, including, but not limited to, revenue recognition, stock-based compensation, estimated useful lives of assets, intangible assets subject to amortization, and the computation of income taxes. Future events and their effects cannot be predicted with certainty; accordingly, the Company’s accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the financial statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as the Company’s operating environment changes. Management evaluates and updates assumptions and estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.
Operating Segments
The Company determined in accordance with ASC 280, Segment Reporting (“ASC 280”) that the Company operates in and reports as a single operating segment, and therefore one reporting segment – Privia Health Group, Inc. Refer to Note 16 “Segment Financial Information” for additional information concerning the Company’s services.
Coronavirus Aid, Relief and Economic Stimulus Act (“CARES Act”)
The current COVID-19 pandemic had an impact on our results of operations, cash flow and financial position for the years ended and as of December 31, 2021 and 2020, as we experienced lower volumes than anticipated and shifts in the mix of services provided after the onset of the pandemic in the United States. We are closely monitoring the impact of the pandemic on all aspects of our business including impacts to employees, customers, patients, suppliers and vendors.
On March 27, 2020, the CARES Act was passed. It is intended to provide economic relief to individuals and businesses affected by the coronavirus pandemic. It also contains provisions related to healthcare providers’ operations and the issues caused by the coronavirus pandemic. The following are significant economic impacts for the Company and its subsidiaries as a result of specific provisions of the CARES Act for the year ended December 31, 2021:
•The Company elected to defer its portion of Social Security taxes in 2020, which may be repaid over two years as follows: 50% by the end of 2021 and 50% by the end of 2022. Approximately $0.8 million is recorded in accrued expenses on the balance sheet as of December 31, 2021 related to this deferral and the Company intends to remit payment by the end of 2021; and
•The Company received $0.8 million and $13.3 million in grant funds from the Provider Relief Fund under the CARES Act during the years ended December 31, 2021 and 2020, respectively.
Cash and Cash Equivalents
The Company considers all unrestricted, liquid financial instruments purchased with original maturity dates of three months or less to be cash equivalents. Cash equivalents are stated at cost which approximates fair value.
Accounts Receivable
Substantially all of the Company’s accounts receivable relate to providing health care services to patients whose costs are primarily paid by federal and state governmental authorities or commercial insurance companies. The Company reports accounts receivable at an amount equal to the consideration the Company expects to receive in exchange for providing healthcare services to patients, which is estimated using historical reimbursement rates and an analysis of past experience to estimate potential adjustments.
Management writes-off receivables when they are deemed uncollectible because of circumstances that affect the ability of payers and self-pay patients to make payments as they occur. While write-offs of customer accounts have historically been within management’s expectations and the provisions established, management cannot guarantee that future write-offs will be consistent with historical experience, which could result in material differences when compared to the Company’s allowances and related provisions.
Unearned Revenue
The Company records unearned revenue, which is a contract liability, when it has an obligation to provide services and payment is received in advance of performance of those services.
Property and Equipment, Net
Property and equipment consist of furniture and fixtures, leasehold improvements, and computer hardware and software and are stated at cost, less accumulated depreciation and amortization. Depreciation is recognized on a straight-line method over the assets’ estimated useful lives, which for leasehold improvements are the lesser of the lease terms or the life of the asset, and three to seven years for other property and equipment. Property and equipment consisting of leasehold improvements, furniture, computers and office equipment.
Internal-Use Software
The Company capitalizes costs related to internal-use software during the application development stage including consulting costs and compensation expenses related to employees who devote time to development projects. Costs incurred in the preliminary stages of development activities and post implementation activities are expensed in the period incurred and included in cost of platform expense in the consolidated statements of operations. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. The Company records capitalized software development costs in property and equipment, net. Capitalized internal-use software costs are amortized on a straight-line basis over the software’s estimated useful life.
Business Combination
Accounting for business combinations requires us to allocate the fair value of purchase considerations to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values, which were determined primarily using the income method. The excess of the fair value of purchase consideration over the fair values of these identified assets and liabilities is recorded as goodwill. Such valuations require us to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, revenue growth rates, medical claims expense, cost of care expenses, operating expenses, discount rate, contract terms and useful life from acquired assets.
Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Allocation of purchase consideration to identifiable assets and liabilities affects our amortization expense, as acquired finite-lived intangible assets are amortized over the useful life, whereas any indefinite lived intangible assets, including goodwill, are not amortized. During the measurement period, which is not to exceed one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. During the year ended December 31, 2021, Company completed several acquisitions to strengthen its current market share in existing markets or to expand into new markets. The consideration paid for each of the acquisitions was derived through arm’s length negotiations. Each of the Company’s acquisitions was accounted for using the acquisition method pursuant to the requirements of FASB ASC Topic 805, Business Combinations (“ASC 805”). The results of operations of the acquisitions have been included in the Company’s consolidated financial statements since their respective date of acquisition. For additional details, refer to Note 3 “Business Combinations.”
Impairment of Long-Lived Assets
Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss can be recognized in loss from operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss is based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2021 or 2020.
Goodwill
Goodwill represents the excess of the purchase price, plus the fair value of any non-controlling interests in the acquiree, over the fair value of identifiable net assets acquired. The Company performs a qualitative assessment on goodwill at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. If it is determined in the qualitative assessment that the fair value of a reporting unit is more likely than not below its carrying amount, then the Company will perform a quantitative impairment test. The quantitative goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. Any excess in the carrying value of a reporting unit’s goodwill over its fair value is recognized as an impairment loss, limited to the total amount of goodwill allocated to that reporting unit. The Company completes a single assessment of Goodwill as it has one reporting unit.
For the years ended December 31, 2021, 2020 and 2019, there was no impairment loss related to goodwill. For additional details, refer to Note 4 “Goodwill and Intangible Assets, Net.”
Intangible Assets, net
Definite-lived intangible assets represent the estimated fair value of intangible assets acquired. Amortization is calculated using the straight-line method over the estimated useful lives of the intangible assets which are as follows:

Trade names	20 years
Consumer customer relationships	10 years
FFS customer relationships	24 years
Management Service Agreement (Complete MD)	16 years
Physician network	15 years
Payer contracts	21 years
Management Service Agreement (BPMC)	21 years
The Company reviews the carrying value of its finite-lived intangible assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. If these future undiscounted cash flows are less than the carrying value of the asset, then the carrying amount of the asset is written down to its fair value, based on the related estimated discounted future cash flows. The factors considered by management in performing this assessment include current operating results; trends and prospects; the manner in which the intangible assets are used; and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment was recorded for the years ended December 31, 2021, 2020 and 2019. For additional details, refer to Note 4 “Goodwill and Intangible Assets, Net.”
Debt Issuance Costs
Debt issuance costs represent costs incurred to issue the Company’s note payable and are recorded as a direct reduction to the Company’s note payable. These costs are amortized over the term of the applicable indebtedness using the effective interest method. Amortization is included in interest expense in the accompanying consolidated statements of operations and comprehensive income (loss).
Revenue Recognition
Beginning January 1, 2019, we adopted ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective approach. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, we perform the following five steps:
i.Identify the contract(s) with a customer;
ii.Identify the performance obligations in the contract;
iii.Determine the transaction price;
iv.Allocate the transaction price to the performance obligations in the contract; and
v.Recognize revenue as the entity satisfies a performance obligation.
FFS Revenue
FFS-patient care
The Company’s FFS-patient care revenue is primarily generated from providing healthcare services to patients. Providing medical services to patients represents our performance obligation under these third party payer agreements, and accordingly, the transaction price is allocated entirely to that one performance obligation. We recognize revenue as services are rendered and approved by the Privia Providers, which is typically a single day for each service. We receive payment for services from third party payers, as well as from patients who have health insurance, but are also financially responsible for some or all of the service in the form of co-pays, coinsurance or deductibles. Patients who do not have health insurance are required to pay for their services in full.
FFS-patient care revenue is reported net of provisions for contractual allowances from third-party payers and patients. We have certain agreements with third-party payers that provide for reimbursement at amounts different from our standard billing rates. The differences between the estimated reimbursement rates and the standard billing rates are accounted for as contractual adjustments, which are deducted from gross revenue to arrive at FFS-patient care revenue. We determine our estimate of implicit price concessions based on our historical collection experience with classes of patients using a portfolio approach as a practical expedient to account for patient contracts as collective groups rather than individually. The financial statement effects of using this practical expedient are not materially different from an individual contract approach. Subsequent changes to the estimate of the transaction price (determined on a portfolio basis when applicable) are generally recorded as adjustments to revenue in the period of the change. For the years ended December 31, 2021, 2020 and 2019, changes in the Company’s estimates of implicit price concessions, contractual adjustments, and expected payments for performance obligations satisfied in prior periods were not significant.
With respect to our treatment of revenue from Owned Medical Groups, it is necessary to assess whether we are the principal or the agent with respect to FFS-patient care revenue in light of the fact that healthcare services are furnished by Privia Providers rather than employees of the Owned Medical Groups. ASC 606-10-55-37A indicates that an entity is a principal if it obtains control of a right to a service to be performed by another party, which gives the entity the ability to direct that party to perform the services to the customer on the entity’s behalf. The Owned Medical Groups, which are each majority-owned and controlled by us, own the contractual relationships with the patients and the third party payers and they direct Privia Providers to perform healthcare services on the Company’s behalf. Although we are prohibited by law from interfering in the physician-patient relationship or making clinical care decisions, our Owned Medical Groups are responsible for the fulfillment of healthcare services to patients. Further, we employ Chief Medical Officers and Medical Directors who provide clinical oversight and direction over the clinical affairs of the Owned Medical Groups. In addition, the Owned Medical Group provides the care coordination activities, patient outreach and education activities, and sets quality standards for our Privia Providers. We also verify that Privia Providers have the proper qualifications (e.g., correct licenses, certificates, etc.) for our Owned Medical Groups, for ourselves and as a delegate on behalf of certain third-party payers. In addition to oversight of health care services, the Owned Medical Group is also the party primarily responsible for providing the services to patients and maintains discretion in establishing pricing for all services through agreements with patients and their insurance payers. The Owned Medical Groups negotiate and enter into provider agreements with third-party payer insurance companies, which outline the obligations of the Owned Medical Group and the third-party payers in connection with providing patient care services to covered patients. This includes setting the reimbursement rate for all services provided by the Owned Medical Groups.
In assessing who is the principal in providing the patient care services, the Company considered who controls the provision of patient care services. As a result of our oversight of Owned Medical Groups (including setting the expectations for the Owned Medical Group’s patients and the commercial payers’ expectations of the Owned Medical Groups) and the contractual relationships with patients and their third-party payers, we are the principal in these relationships.
FFS-administrative services
The Company’s FFS-administrative services business provides administration and management services pursuant to MSA with Non-Owned Medical Groups.
The Company’s MSAs with the Non-Owned Medical Groups range from 5 – 20 years in duration and outline the terms and conditions of the administration and management services to be provided, which includes revenue cycle management services such as billings and collections, as well as other services, including, but not limited to, payer contracting, information technology services and accounting and treasury services.

In certain MSAs, the Company is paid administrative fees equal to the cost of supplying certain services as outlined in the MSAs, and if applicable, a margin is added to the cost of certain services. The margin, if applicable, is fixed based on the MSAs; however, the cost of supplying certain services can fluctuate during the life of the MSAs.
In certain MSAs, the Company is paid a percentage of net collections. The percentage is fixed per the MSAs; however, the net collections can fluctuate during the life of the contract.
Under each MSA, there is a single performance obligation to provide a series of administration and management services required for the contract period. The Company believes that each Non-Owned Medical Group receives the management and administrative services each day and has concluded that an output method is appropriate for recognizing administrative services fee revenue.
Administrative fees are reported at the amount that reflects the consideration to which the Company expects to be entitled in exchange for the provision of administration and management services to the Non-Owned Medical Groups. In addition, certain of our MSAs include rebates to the customers in the event that certain conditions occur. The Company estimates the transaction price using the most likely amount methodology and amounts are included in the net transaction price to the extent that it is probable that a significant reversal will not occur once any uncertainty associated with the variable consideration is subsequently resolved. The Company reduces the amount of FFS – administrative services revenue by the amount of any rebates earned by its customers. No rebates have been earned for years ended December 31, 2021, 2020 and 2019.
VBC Revenue
The Company’s VBC business consists of its clinically integrated network and ACOs which bring together independent physician practices within our medical groups to focus on sharing data, improving care coordination, and collaborating on initiatives to improve outcomes and lower healthcare spending. The Company has contracts with the U.S. federal government and large payer organizations that are multi-year in nature typically ranging from three to five years and is paid as follows: (1) Care management fees on a per member per month basis and (2) on a shared savings basis.
Care management
Under the PMPM basis, the Company is paid a PMPM rate for each covered individual who is attributed by the payer to the Company (“attributed members”). The Company records revenue in the month for which the PMPM rate applies and the member was attributed. The PMPM rate is based on a predetermined monthly contractual rate for each attributed member regardless of the volume of care coordination services provided under the contracts with the payers. The PMPM rate varies based on payer and product.
Revenue is reported at the amount that reflects the consideration to which the Company expects to be entitled in exchange for the provision of care coordination services to its population of attributed members. The Company’s contracts with payers have a single performance obligation that consists of a series of services for the provision of care coordination services for the population of attributed members for the duration of the contract. The transaction price for the contracts is entirely variable, as it is primarily based on a PMPM rate on monthly attributed membership, which can fluctuate during the life of the contract.
The majority of the Company’s net PMPM transaction price relates specifically to its efforts to transfer the service for a distinct increment of the series and is recognized as revenue in the month in which attributed members are entitled to care coordination services.
Shared Savings
Under the shared savings basis, the Company is offered financial incentives to increase their accountability for the cost, quality and efficiency of the care provided to the population of attributed members. The Company is paid the financial incentives when, for a given twelve-month measurement period, their performance on quality of care and utilization meets or exceeds the standards set by the payers as outlined in the contracts and when savings are achieved for medical costs associated with the population of attributed members. The payers analyze the activities during the measurement period using the agreed upon benchmarks, metrics and performance criteria to determine the appropriate payments to the Company.
The Company estimates the transaction price by analyzing the activities during the relevant time period in contemplation of the agreed upon benchmarks, metrics, performance criteria, and attribution criteria based on those and any other contractually defined factors. Revenue is not recorded until the price can be estimated by the Company and to the extent that it is probable that a significant reversal will not occur once any uncertainty associated with the variable consideration is subsequently resolved. Revenue is recorded during the period when the services were provided during a pre-set twelve-month annual measurement period.
Other Revenue
The remainder of our revenue is derived from leveraging our existing base of providers and patients to deliver value-oriented services such as concierge services, virtual visits, virtual scribes and coding, clinical trials, behavioral health management, and partnerships with self-insured employers to offer direct primary care to their employees. CARES Act funds received have been recorded within other revenue on the statement of operation through December 31, 2020.

Fair Value of Financial Instruments
The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, other receivables, accounts payable, and note payable. The Company considers the carrying values of cash and cash equivalents, accounts receivable, other receivables, accounts payable, notes payable to related parties and note payable to be indicative of their respective fair values. The carrying amount for notes payable is deemed to approximate fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three level hierarchy for fair value measurements exists based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:
Level 1—inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2—inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement.
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s financial instruments are considered Level 1 assets and liabilities, with the exception of note payable which is considered Level 2.
Non-Controlling Interest
The non-controlling interest represents the equity interest of the non-controlling equity holders in results of operations of Complete MD Solutions LLC, Privia Management Services Organization (“PMSO”) and our Owned Medical Groups. The consolidated financial statements include all assets, liabilities, revenues, and expenses of less-than-100%-owned affiliates where the Company has a controlling financial interest. The Company has separately reflected net income attributable to the non-controlling interests in net income in the consolidated statements of operations.
Income Taxes
The Company accounts for income taxes in accordance with the provisions of ASC Topic 740, Income Taxes (“ASC 740”). ASC 740 requires that income tax accounts be computed using the asset and liability method. Deferred tax assets and liabilities are recognized for the tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.
Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Should the Company determine that it is more likely than not that some portion or all of its deferred tax assets will not be realized, a valuation allowance to the deferred tax assets would be established in the period such determination was made. State corporate taxes were calculated based on a blended rate calculated based on the Company’s allocation and apportionment to the states. Calculation under the blended rate does not result in a material difference.
ASC 740 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more likely than not recognition threshold, the tax effect is recognized at the largest amount of the benefit that has greater than a fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance for classification, interest and penalties, accounting in interim periods, disclosure, and transition. ASC 740 requires that a liability created for unrecognized tax benefits be presented as a separate liability and not combined with deferred tax liabilities or assets.
At December 31, 2021, and 2020, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. As of December 31, 2021, the periods subject to examination by the Company’s major jurisdictions (federal and various states) are generally for the years December 31, 2018 through December 31, 2020.
Physician and Practice Liability
The Company has certain amounts payable to its physicians and their related physician practices that represent physician salaries and other required distributions pursuant to the service agreements which have not yet been paid.

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
Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease liabilities are measured at the present value of the remaining, fixed lease payments at lease commencement. The Company uses its incremental borrowing rate, adjusted for the effects of collateralization, based on the information available at the later of adoption, inception, or modification in determining the present value of lease payments. Right-of-use assets are measured at an amount equal to the initial lease liability, plus any prepaid lease payments (less any incentives received) and initial direct costs, at the lease commencement date. The Company has elected to account for lease and non-lease components as a single lease component for its facility leases. As a result, the fixed payments that would otherwise be allocated to the non-lease components are accounted for as lease payments and are included in the measurement of the Company’s right-of-use asset and lease liability. Lease expense for lease payments is recognized on a straight-line basis over the lease term in general and administrative expense on the consolidated statements of operations.
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
Physician and Practice Expense
Physician payments are set payments made to physicians associated with Owned Medical Groups. These payments are set and adjusted as necessary, pursuant to Owned Medical Groups’ Board of Directors’ approved guidelines with variances specifically approved by the Owned Medical Groups’ Board of Directors. Practice related payments are used to cover an Affiliated Practice’s staff salary and benefits, medical supplies, rent and other occupancy costs, insurance and office supplies. Affiliated Practices are not owned by the Company and the Company bears no responsibility for any losses incurred by Affiliated Practices. Affiliated Practices are paid a variable amount based on collections and the services provided.
Cost of Platform
Cost of platform represents the direct costs the Company incurs to provide services to our Privia Physicians and their practices. It includes third-party electronic medical records and practice management software expenses, employee-related expenses, including salaries and employee benefits costs, stock-based compensation, as well as consulting expenses, travel-related expenses and technology related expenses for the team. Cost of platform excludes depreciation and amortization expense. Third-party electronic medical records and practice management software expenses are paid on a percentage of revenue basis, while employee-related expenses are variable based on the number of employees used to service our implemented physicians.
Sales and Marketing
Sales and marketing expenses consist of employee-related expenses, including salaries, stock-based compensation, commissions, and employee benefits costs, for all of the Company’s employees, engaged in marketing, sales, community outreach, and sales support. These employee-related expenses capture all costs for both our field-based and corporate sales and marketing teams. Sales and marketing expenses also include central and community-based advertising to generate greater awareness, engagement, and retention among our current and prospective patients as well as the infrastructure required to support all of our marketing efforts.
General and Administrative
Corporate, general and administrative expenses include employee-related expenses, including salaries and related costs and stock-based compensation, technology infrastructure, operations, clinical and quality support, finance, legal, human resources, and development departments. In addition, general and administrative expenses include all corporate technology and occupancy costs.
Advertising Costs
Advertising costs for the Company are expensed as incurred. Advertising expense was approximately $1.2 million, $0.8 million, $1.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Stock-Based Compensation
The Company accounts for share-based compensation in accordance with the expense recognition provisions of ASC 718, Compensation–Stock Compensation (“ASC 718”), which requires the issuer to recognize compensation expense for all share-based payments made to employees based on the fair value of the share-based payment at the date of grant. Up until April 2021,the estimated fair value of share-based payments granted to the Company’s employees was determined using the Monte-Carlo option pricing model, which requires inputs based on certain subjective assumptions, including expected term of the option, expected stock price volatility, the risk free interest rate for a period that approximates the expected term of the option and the Company’s expected dividend yield (See Note 10 “Stockholders’ Equity”). The share-based payments granted or modified prior to April 2021 to employees of the Company do not have quoted market prices, and changes in subjective input assumptions can materially affect the fair value estimate. Since April 2021, the Company has estimated the fair value of the options granted to Company’s employees and contractors using the Black-Scholes option-pricing model. Option valuation models require several inputs, such as the expected stock price volatility, the fair value of the stock, the risk free rate, the expected term of the award and the dividend yield. The Company records share-based compensation forfeitures as a reversal of previously recognized compensation expense as the forfeitures occur. For additional details refer to Note 10 “Stockholder Equity.”
Net Income (Loss) per Share Attributable to Common Stockholders
Basic net income (loss) per share attributable to common stockholders is calculated by dividing the net (loss) income attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period.
The treasury stock method is used to consider the effect of the potentially dilutive stock options. Diluted net (loss) income attributable to common stockholders is computed by adjusting (loss) income attributable to common stockholders to allocate undistributed earnings based on the potential impact of dilutive securities, including outstanding stock options. Diluted net (loss) income per share attributable to common stockholders is computed by dividing the diluted net (loss) income attributable to common stockholders by the weighted average number of common shares outstanding for the period, including common stock equivalents. In periods when the Company has incurred a net loss, options to purchase common stock are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive.
Recently Adopted Accounting Pronouncements
The Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), as of January 1, 2021 using the modified retrospective transition approach for leases which existed on that date. Prior comparative periods were not adjusted and continue to be reported in accordance with Accounting Standards Codification (“ASC”) Topic 840, Leases. The Company elected the package of practical expedients that permitted the Company not to reassess the Company’s prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight practical expedient. The adoption of the standard resulted in the recognition of operating right-of-use assets of approximately $6.0 million and operating lease liabilities of approximately $11.3 million. Refer to Note 5 “Leases” for additional details. The difference between the operating lease right-of-use assets and operating lease liabilities resulted from the reclassification of deferred rent. Adoption of the standard did not have a material impact on the consolidated statements of operations or cash flows for the year ended December 31, 2021. The Company did not recognize a cumulative-effect adjustment to retained earnings upon adoption.
On January 1, 2021, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”), which replaces the incurred loss approach for recognizing credit losses on financial instruments with an expected loss approach. The expected loss approach is subject to management judgments using assessments of incurred credit losses, assessments of current conditions, and forecasts using reasonable and supportable assumptions. The Company adopted the standard using a modified retrospective approach which resulted in no adjustments to the allowance for credit losses and no cumulative-effect adjustment to retained earnings. The Company regularly reviews the adequacy of the allowance for credit losses based on a combination of factors, including historical losses adjusted for current market conditions, the Company's customers' financial condition, delinquency trends, aging behaviors of receivables and credit and liquidity indicators for industry groups, and future market and economic conditions. As of December 31, 2021, the allowance for credit losses was not material.
In December of 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12). ASU 2019-12 eliminates certain exceptions related to the approach for intra period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. The Company completed our evaluation, and note no material impact as a result of the adoption as of December 31, 2021.
Recently Issued Accounting Pronouncements Pending Adoption
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
2. Revenue Recognition
The following table presents our revenues disaggregated by source:

	For the Years Ended December 31,
(Dollars in Thousands)	2021	2020	2019
FFS-patient care	$772,482	$647,314	$676,157
FFS-administrative services	68,805	58,278	48,510
Shared savings	83,016	66,414	39,854
Care management fees (PMPM)	36,503	26,766	18,547
Other revenue	5,414	18,303	3,292
Total Revenue	$966,220	$817,075	$786,360
Fee-for-service (“FFS”) patient care is primarily generated from third-party payers with which the Company has established contractual billing arrangements. The following table presents the approximate percentages by source of net revenue received for healthcare services we provided for the periods indicated:

	For the Years Ended December 31,
	2021	2020	2019
Commercial insurers	69%	69%	67%
Government payers	17%	17%	17%
Patient	14%	14%	16%
	100%	100%	100%
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
Contract Asset and Liabilities
The Company has the following contract assets and unearned revenue:

(Dollars in Thousands)	December 31, 2021	December 31, 2020
Balances for contracts with customers
Accounts receivable	$117,402	$99,118
Unearned revenue	$404	$2,759
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
3. Business Combinations
During the fourth quarter of 2021, the Company completed several acquisitions to expand operations into new markets. The consideration paid for each of the acquisitions was derived through arm’s length negotiations. Each of the Company’s acquisitions was accounted for using the acquisition method pursuant to the requirements of ASC 805. The results of operations of the acquisitions have been included in the Company’s consolidated financial statements since their respective date of acquisition. Unaudited proforma consolidated financial information for the acquisitions in 2021 have not been included as the results are immaterial individually and in the aggregate.

On October 1, 2021, the Company launched WTX Friendly Medical Group, a physician-owned Medical Group, with WTX Nominee PC, an entity entirely owned by Physician Nominee, owning majority membership interests and having governance and control rights via the governing documents of WTX Friendly Medical Group. Refer to Note 1 “Organization and Summary of Significant Accounting Policies” for additional details regarding governance and controls rights. The Company has a contractual relationship with WTX Nominee PC and its Physician Nominee owner through a Restriction Agreement. WTX Nominee PC owns 67% of interest in WTX Friendly Medical Group.
On October 13, 2021,the Company entered the California market through an affiliation with BASS Medical Group, one of the Greater San Francisco Bay Area’s leading healthcare multi-specialty groups with more than 400 providers spanning 42 specialties caring for patients at over 125 locations. Privia acquired a majority interest in BASS Management Services Organization, LLC, now BASS Privia Management Company of California, LLC (“BPMC”), which is the exclusive provider of management services to BASS Medical Group. BPMC provides management and other administrative services, as well as various other services to medical practices and others. The Company acquired a 51% interest in BPMC.
The purchase price for the 2021 acquisitions has been preliminarily allocated as follows:

(Dollars in thousands)	Total Acquisitions for the Year Ended December 31, 2021
Cash paid, net of cash acquired	$32,228
Contingent payables	2,942
Total consideration	$35,170

Accounts receivable, lease receivable, prepaids, and other current assets	$4,735
Fixed assets	292
Accounts payable and other current liabilities assumed	(5,378)
Payer contract intangible	2,750
Physician network intangible	1,520
Management services agreement intangible	50,800
Goodwill	9,275
Fair value of non-controlling interests	(28,824)
Total acquired net assets	$35,170
The goodwill relating to these acquisitions are primarily attributable to synergies related to assembled workforce and operational and administrative synergies. Goodwill is measured as the excess of the consideration transferred over the fair value of assets acquired and liabilities assumed on the acquisition date. For some of the acquisitions in 2021, the Company is in the process of completing its formal valuation analysis to identify and determine the fair value of tangible and identifiable intangible assets acquired and the liabilities assumed. Thus, the final allocation of the purchase price may differ from the preliminary estimates used at December 31, 2021 based on additional information obtained and completion of the valuation of the identifiable intangible assets. Changes in the estimated valuation of the tangible assets acquired, the completion of the valuation of identifiable intangible assets and the completion by the Company of the identification of any unrecorded pre-acquisition contingencies, where the liability is probable and the amount can be reasonably estimated, will likely result in adjustments to goodwill. The Company does not expect the adjustments to be material.
4. Goodwill and Intangible Assets, Net
For the purposes of the goodwill impairment assessment, the Company as a whole is considered to be the reporting unit. The Company recognizes the excess of the purchase price, plus the fair value of any non-controlling interests in the acquiree, over the fair value of identifiable net assets acquired as goodwill. The Company performs a qualitative assessment on goodwill at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. If it is determined in the qualitative assessment that the fair value of a reporting unit is more likely than not below its carrying amount, then the Company will perform a quantitative impairment test. The quantitative goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. Any excess in the carrying value of a reporting unit’s goodwill over its fair value is recognized as an impairment loss, limited to the total amount of goodwill allocated to that reporting unit. The Company’s carrying value of goodwill at December 31, 2021 and 2020 is $127.9 million and $118.7 million, respectively. No indicators of impairment were identified during the years ended December 31, 2021, 2020, and 2019.
During the fourth quarter of 2021, Privia entered into two new markets resulting in the recording of goodwill. We launched PMG West Texas (“WTX Friendly Medical Group”). Additionally, during the fourth quarter of 2021, we entered the California market through the acquisition of BASS Privia Management Company of California, LLC (“BPMC”), the exclusive provider of management services to BASS Medical Group, Privia acquired 51% ownership in BPMC, which provides management and other administrative services to BASS Medical Group. During the year ended December 31, 2021 the company recognized goodwill with a value of $9.3 million in connection with the WTX Friendly Medical Group and BPMC acquisitions, which represented the excess of the purchase price over the fair value of the net assets acquired.
Goodwill balances at December 31, 2021 and 2020 was as follows:

(Dollars in thousands)
Balance as of December 31, 2020	$118,663
Goodwill recorded for WTX Friendly Medical Group and BPMC acquisitions	9,275
Balance as of December 31, 2021	$127,938
A summary of the Company’s intangible assets is as follows:

	December 31, 2021		December 31, 2020
(Dollars in thousands)	Intangible Assets	Accumulated Amortization	Intangible Assets	Accumulated Amortization
Trade names	$4,600	$1,689	$4,600	$1,457
Consumer customer relationships	2,500	1,835	2,500	1,583
PMG customer relationships	600	184	600	158
Management Service Agreement (Complete MD)	2,200	860	2,200	722
Physician network	1,520	26	—	—
Payer contracts	2,750	33	—	—
Management Service Agreement (BPMC)	50,800	605	—	—
	64,970	$5,232	9,900	$3,920
Less accumulated amortization	(5,232)		(3,920)
Intangible assets, net	$59,738		$5,980
The remaining weighted average life of all amortizable intangible assets is approximately 18.92 years at December 31, 2021.
Amortization expense for intangible assets was approximately $1.3 million for the year ended December 31, 2021 and $0.6 million for the years ended December 31, 2020 and 2019, respectively.
Estimated amortization expense for the Company’s intangible assets for the following five years is as follows:

(Dollars in Thousands)
2022	$3,293
2023	3,293
2024	3,210
2025	3,043
2026	3,043
Thereafter	43,856
Total	$59,738

5. Leases
The Company leases office space under various operating lease agreements. The initial terms of these leases range from 2 to 9 years and generally provide for periodic rent increases and renewal options. The difference between the operating lease right-of-use assets and operating lease liabilities resulted from the reclassification of deferred rent and lease incentives, previously included in other-non-current liabilities, of $5.3 million to operating right-of-use assets.
The components of lease expense were as follows (in thousands):

(Dollars in Thousands)	For the Year Ended December 31, 2021
Operating lease cost	$2,116

Cash paid for amounts included in the measurement of lease liabilities - operating leases	$2,316
Weighted-average remaining lease term - operating leases	5.1 Years
Weighted-average discount rate - operating leases	3.5%
The aggregate future lease payments for operating leases in the years subsequent to December 31, 2021 are as follows:

(Dollars in Thousands)
2022	$2,893
2023	2,962
2024	2,996
2025	2,980
2026	2,173
Thereafter	1,231
Total future lease payments	15,235
Imputed interest	(1,145)
Total	$14,090
6. Property and Equipment, Net
A summary of the Company’s property and equipment, net is as follows:

(Dollars in Thousands)	December 31, 2021	December 31, 2020
Furniture and fixtures	$1,110	$1,073
Computer equipment	1,864	1,051
Leasehold improvements	4,827	4,863
	7,801	6,987
Less accumulated depreciation and amortization	(3,299)	(2,173)
Property and equipment, net	$4,502	$4,814
7. Account Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

(Dollars in Thousands)	December 31, 2021	December 31, 2020
Accounts payable	$2,973	$5,235
Accrued employee compensation and benefits	$7,491	$6,167
Bonuses payable	12,292	10,418
Other accrued expenses	23,229	17,432
Total accounts payable and accrued expenses	$45,985	$39,252

8. Note Payable
The Company’s Credit Facilities consists of the following:

(Dollars in Thousands)	December 31, 2021	December 31, 2020
Note payable	$33,250	$34,125
Less debt issuance costs	(687)	(466)
Less current portion	(875)	(875)
Note payable, net	$31,688	$32,784
On November 15, 2019, the Company entered into a Credit Agreement (the “Original Credit Agreement”) by and among Privia Health, LLC, as the borrower, PH Group Holdings Corp., as a guarantor, certain subsidiaries of Privia Health, LLC, as guarantors, Silicon Valley Bank, as administrative agent and collateral agent (the “Administrative Agent”), and the several lenders from time to time party thereto. The Original Credit Agreement provided for up to $35.0 million in term loans (the “Term Loan Facility”) that mature on November 15, 2024 with interest payable monthly at the lesser of LIBOR plus 2.0% or ABR plus 1.0% payable monthly (3.0% at December 31, 2021), plus up to an additional $10.0 million of financing (which was increased to $15.0 million in connection with the first amendment) in the form of a revolving loan (the “Revolving Loan Facility” and together with the Term Loan Facility, the “Credit Facilities”). The Revolving Loan Facility also includes a letter of credit sub-facility in the aggregate availability amount of $2.0 million and a swingline sub-facility in the aggregate availability amount of $2.0 million. The Company borrowed $35.0 million in term loans on November 15, 2019.
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
The Third Amendment increased the size of the Revolving Loan Facility to $65.0 million, increased the letter of credit sub-facility to $5.0 million and extended the maturity date of the Credit Agreement to August 27, 2026. As amended, borrowings under the Credit Agreement bear interest at a rate equal to (i) in the case of eurodollar loans, LIBOR plus an applicable margin, subject to a 0.5% floor, and (ii) in the case of ABR loans, an ABR rate plus an applicable margin, subject to a floor of 1.5%. In addition, the Amendment, among other things, (i) changed the Term Loan Facility amortization schedule to 0.625% of the original principal amount of term loans for the fiscal quarters ending September 30, 2021 through and including June 30, 2024 and 1.25% of the original principal amount of term loans for the fiscal quarters ending thereafter and (ii) added a 1.0% prepayment premium for any term loans prepaid within six months of the effective date of the Third Amendment. The Third Amendment converted the financial covenants in the Original Credit Agreement to “springing” financial covenants, so that at any time the Company’s cash is less than 125% of the outstanding borrowings under the Credit Facilities, or at least $15.0 million of borrowings are outstanding under the Revolving Loan, the Company will be required to maintain (i) a consolidated fixed charge coverage ratio of not less than 1.25 to 1.0, and (ii) a consolidated leverage ratio of no more than 3.0 to 1.0. As of December 31, 2021, the Company had $33.3 million in principal amount of indebtedness outstanding under the Term Loan Facility. As of December 31, 2021, “springing” financial covenants were not applicable.
During March 2020, the Company borrowed $10.0 million under the Revolving Loan Facility, which bore interest at the lesser of LIBOR + 2.5% or ABR + 1.5% payable monthly. These borrowings were repaid in 2020 with $5.0 million repaid in July 2020 and $5.0 million repaid in September 2020. On August 30, 2021, the Company increased its capacity under the Revolving Loan Facility from $15.0 million to $65.0 million. As of December 31, 2021 and 2020 there were no amounts outstanding under the Revolving Loan Facility.
Interest expense relating to the Credit Facilities was approximately $1.1 million, $1.9 million and $4.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Debt issuance costs relating to the Credit Facilities of approximately $0.7 million have been capitalized and are being amortized over the life of the Credit Facilities using the effective interest method. Amortization expense of approximately $0.2 million, $0.1 million and $0.3 million was recorded for the years ended December 31, 2021, 2020 and 2019, respectively.
Substantially all of the Company’s real and personal property serve as collateral under the above debt arrangements.

Annual aggregate principal payments applicable to the note payable for years subsequent to December 31, 2021 are as follows:

(Dollars in Thousands)
2022	$875
2023	875
2024	1,313
2025	1,750
2026	28,437
Thereafter	—
Total	$33,250
9. Income Taxes
The (benefit from) provision for income taxes for years ending December 31, 2021, 2020 and 2019 are as follows:

	December 31,
(Dollars in Thousands)	2021	2020	2019
Current:
Federal	$—	$—	$—
State and Local	345	363	492
Total current	345	363	492

Deferred:
Federal	(23,650)	(6,440)	546
State and Local	(4,552)	(1,364)	169
Total deferred	(28,202)	(7,804)	715
Total (benefit from) provision for incomes taxes	$(27,857)	$(7,441)	$1,207
Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and deferred tax liabilities as of December 31, 2021 and 2020 are as follows:

(Dollars in Thousands)	December 31, 2021	December 31, 2020
Deferred tax assets
Net operating loss carryforwards	$10,911	$9,758
Stock compensation	28,767	657
Lease liability	2,416	—
Other accruals	545	531
Total gross tax assets	42,639	10,946
Less: valuation allowance	—	—
Total deferred tax assets	42,639	10,946

Deferred tax liabilities
Fixed and intangible assets	(7,980)	(5,993)
Right-of-use asset	(1,295)	—
Total deferred tax liabilities	(9,275)	(5,993)
Deferred tax assets, net	$33,364	4,953
For the years ended December 31, 2021 and 2020, the Company completed an assessment of the likelihood of realizing all or some portion of its net deferred tax assets. Based on an analysis of the positive and negative evidence, the Company determined it was more likely than not that the Company will be in a position to realize the benefits of the deferred tax asset as a result of consistent profitability excluding non-recurring stock compensation charges in connection with the Company's IPO. As such, no valuation allowance was recorded in either year. As of December 31, 2021, the Company has generated federal and state net operating loss carryforwards of approximately $45.5 million and $27.0 million (post-apportioned state NOL) respectively, that begin to expire in 2034.

The following is a reconciliation of income tax computed at the U.S. federal statutory income tax rate to the (benefit from) provision for income taxes:

	Amount			Percent
	December 31,			December 31,
(Dollars in Thousands)	2021	2020	2019	2021	2020	2019
Tax (benefit) provision computed at Federal statutory income tax rate	$(45,806)	$4,927	$1,922	21.0%	21.0%	21.0%
Stock compensation	21,399	—	124	(9.8)	—	1.4
State tax expense, net of Federal benefit	(4,280)	1,426	901	2.0	6.1	9.8
Change in valuation allowance	—	(13,710)	(2,125)	—	(58.4)	(23.2)
Rate change	10	(56)	—	—	(0.2)	—
Other	820	(28)	385	(0.4)	(0.1)	4.2
(Benefit from) provision for income taxes	$(27,857)	$(7,441)	$1,207	12.8%	(31.6)%	13.2%
The stock compensation impacting the income tax provision are primarily attributable to stock-based compensation expense that is not deductible under Section 162(m) offset by tax deductible stock based compensation.
The 2021, 2020, 2019 and 2018 federal and state income tax returns are within the statute of limitations (“SOL”) and are currently not under examination by any federal or state tax authority.
The Company assesses the uncertainty in its income tax positions to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For the tax position meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate settlement with the relevant taxing authority. As of December 31, 2021 and 2020, the Company had not recorded any reserves for uncertain tax positions or related interest and penalties.
10. Stockholders’ Equity
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
On April 1, 2021, contingent on the consummation of the IPO, the Board of Directors approved a modification to the PH Group Parent Corp. Stock Option Plan of the vesting conditions of certain outstanding stock option grants to certain employees and consultants. The modification accelerated by one year any time vested options that were not previously 100% vested and modified the vesting condition of the performance based options to vest 60% at IPO, 20% 12 months after IPO and 20% 18 months after the IPO. The modification also accelerated the CEO’s time based options by an additional four months such that 100% of his time based options are vested. We recognized stock-based compensation of $195.1 million in the second quarter of 2021 related to these modifications.
On April 6, 2021, the Company approved the Privia Health Group, Inc. 2021 Omnibus Incentive Plan (the “Plan”) which permits awards up to 10,278,581 shares of the Company’s common stock. The Plan also allows for an automatic increase on the first day of each fiscal year following the effective date of the Plan by an amount equal to the lesser of (i) 5% of outstanding shares on December 31 of the immediately preceding fiscal year or (ii) such number of shares as determined by the Company’s Compensation Committee in its discretion. The Plan provides for the granting of stock options at a price equal to at least 100% of the fair market value of the Company’s common stock as of the date of grant. The Plan also provides for the granting of Stock Appreciation Rights, Restricted

Stock, Restricted Stock Units (“RSUs”), Performance Awards and other cash-based or other stock-based awards, all which must be granted at not less than the fair market value of the Company’s common stock as of the date of grant. Participants in the Plan may include employees, consultants, other service providers and non-employee directors. On the effective date of the IPO, the Company issued 1,183,871 restricted stock units at the offering price and 3,683,217 options, with an exercise price equal to the offering price. These issuances are expected to generate stock-based compensation expense of $62.3 million to be recognized over the next four years starting on the effective date of the IPO as both the restricted stock units and stock options vest. The 2021 Plan is intended as the successor to and continuation of the PH Parent Option Plan. No additional stock awards will be granted under the PH Parent Option Plan.
2021 Employee Stock Purchase Plan
In April 2021, the Company’s Board of Directors approved the Company’s 2021 Employee Stock Purchase Plan (“2021 ESPP”). The 2021 ESPP became effective upon the execution of the underwriting agreement for the Company’s IPO in April 2021. Per the Plan, shares may be newly issued shares, treasury shares or shares acquired on the open market. The Compensation Committee may elect to increase the total number of Shares available for purchase under the Plan as of the first day of each Company fiscal year following the Effective Date in an amount equal to up to one percent (1%) of the shares issued and outstanding on the immediately preceding December 31; provided that the maximum number of shares that may be issued under the Plan in any event shall be 10,278,581 shares. As of the IPO, the Company has reserved 1,027,858 shares of common stock for issuance under the 2021 ESPP. As of December 31, 2021, no shares of been issued under this plan.
Stock option activity
For the Options granted under the 2021 Omnibus Incentive Plan, Privia used a Black-Scholes option pricing model to determine the fair value. Option valuation models require several inputs, such as the expected stock price volatility, the fair value of the stock, the risk free rate, the expected term of the award and the dividend yield. Below outlines the assumptions used in the Black-Scholes modeling and calculation of the option fair value.

•Volatility - We determine volatility based on the historical stock volatilities of a group of publicly listed guideline companies over a period equal to the expected terms of the options, as we do not have sufficient trading history to determine the volatility of our common stock.

•Fair value of common stock - Prior to our IPO in April 2021, we estimated the fair value of our common stock using various valuation methodologies, including valuation analyses performed by third-party valuation firms. After the IPO, we used the publicly quoted price as the fair value of our common stock.

•Risk-free interest rate - We base the risk-free interest rate used in the Black-Scholes option-pricing model on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent expected term of the options for each option group.

•Expected term - The expected term represents the period that our stock-based awards are expected to be outstanding. The expected term assumption is based on the simplified method in which the expected term is equal to the average of the stock-based award’s weighted-average vesting period and its contractual term. We expect to continue using the simplified method until sufficient information about historical behavior is available.

•Dividend yield - We have not declared or paid any cash dividend and do not currently plan to pay a cash dividend in the foreseeable future. Consequently, we used an expected dividend yield of zero.
The post-IPO grant date fair value was based on the assumptions of risk free rate of 1.24%, volatility of 40.16%, and 6.5 years expected term.
The following table summarizes stock option activity under the PH Parent Option Plan and Plan:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2021	18,300,959	$2.01	7.82	$—
Granted	3,753,317	23.15
Exercised	(1,935,302)	2.02
Forfeited	(202,772)	10.87
Balance at December 31, 2021	19,916,202	$5.90	9.36	$398,117
Exercisable at December 31, 2021	10,826,434	$2.01	9.08	$258,296

RSU Activity
The following table summarizes the RSU activity under the 2021 Plan:

	Number of Shares	Grant Date Fair Value
Unvested and outstanding at December 31, 2020	—	$—
Granted	1,199,315	23.19
Vested	(195,652)	23.00
Forfeited	(18,762)	23.00
Unvested and outstanding at December 31, 2021	984,901	$23.23
Stock-based compensation expense
Total stock-based compensation expense was approximately $253.5 million, $0.5 million and $0.2 million for the years ended December 31, 2021 2020, 2019 respectively. A tax benefit of approximately $7.1 million for the year ended December 31, 2021 and $0.0 million for the years ended December 2020 and 2019, respectively, was included in the Company’s net operating loss carry-forward that could potentially reduce future tax liabilities. At December 31, 2021, there was approximately $93.2 million of unrecognized stock-based compensation expense related to unvested options and RSUs, net of forfeitures, that is expected to be recognized over a weighted-average period of 1.0 year. As of December 31, 2021, the total intrinsic value of options exercised and the total fair value of shares vested for the 2021 period was approximately $51.7 million and $174.6 million, respectively.
Stock-based compensation expense was classified in the consolidated statements of operations as follows:

	For the Years Ended December 31,
(Dollars in Thousands)	2021	2020	2019
Cost of platform	$43,888	$—	$—
Sales and marketing	8,944	—	—
General and administrative	200,699	484	207
Total stock-based compensation	$253,531	$484	$207
11. Employee Benefit Plans
The Company has a voluntary 401(k) savings plan that provides a 3.0% safe harbor contribution to all employees. In addition, a minimum profit-sharing contribution is required to satisfy year end plan testing. The profit-sharing contribution was approximately 1.4% in 2021, 2020 and 2019. The Company made contributions of approximately $2.3 million, $2.4 million and $2.0 million for the years ended December 31, 2021, 2020 and 2019, respectively, recorded within cost of platform, sales and marketing and general and administrative expenses in the accompanying consolidated statements of operations.
12. Related-Party Transactions
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
13. Commitments and Contingencies
There are no material commitments and contingencies as of December 31, 2021 and 2020.
14. Concentrations of Credit Risk
Our financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. While our cash and cash equivalents are managed by reputable financial institutions, the Company’s cash balances with the individual institutions may at times exceed the federally insured limits. At December 31, 2021, substantially all of the Company’s cash and cash equivalents were held at two financial institutions. The Company believes these financial institutions are financially sound and that minimal credit risk exists.
The Company receives payment for medical services provided to patients by its physicians through contracts with payers. Six payers within the network accounted for approximately 75%, 75% and 74% for the twelve month periods ended December 31, 2021, 2020, and 2019 respectively. The Company evaluates accounts receivable to determine if they will ultimately be collected. In performing this evaluation, significant judgments and estimates are involved, such as past experience, credit quality, age of the receivable balance and current economic conditions that may affect ability to pay. As of December 31, 2021 and 2020, the Company had six payers within the network that made up approximately 68% and 70% of accounts receivable, respectively.

15. Net (Loss) Income Per Share
A reconciliation of net (loss) income available to common shareholders and the number of shares in the calculation of basic and diluted earnings (loss) income per share was calculated as follows:

	For the Years Ended December 31,
(in thousands, except for share and per share amounts)	2021	2020	2019
Net (loss) income attributable to Privia Health Group, Inc. common stockholders	$(188,230)	$31,244	$8,244
Weighted average common shares outstanding - basic and diluted	102,952,370	95,950,062	95,931,549
Earnings per share attributable to Privia Health Group, Inc. common stockholders – basic and diluted	$(1.83)	$0.33	$0.09
The treasury stock method is used to consider the effect of the potentially dilutive stock options. The following weighted-average outstanding shares of potentially dilutive securities were excluded from computation of diluted loss per share attributable to common shareholders for the period presented because including them would have been antidilutive:

	For the Years Ended December 31,
	2021	2020	2019
Potentially dilutive stock options and RSUs to purchase common shares	20,901,103	18,300,959	17,647,833
Total potentially dilutive shares	20,901,103	18,300,959	17,647,833
16. Segment Financial Information
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
The Company defines its CODM as its Chief Executive Officer, who regularly reviews financial operating results on a consolidated basis for purposes of allocating resources and evaluating financial performance. Although the Company derives its revenues from a number of different geographic regions, the Company neither allocates resources based on the operating results from the individual regions, nor manages each individual region as a separate business unit. The Company’s CODM manages the operations on a consolidated basis to make decisions about overall corporate resource allocation and to assess overall corporate profitability. As of December 31, 2021 and 2020, all of the Company’s long-lived assets were located in the United States.
Schedule II - Valuation and Qualifying Accounts For Each of The Three Years Ended December 31, 2021, 2020, and 2019
The following Financial Statement Schedule along with the report thereon of PricewaterhouseCoopers LLP dated March 25, 2022, should be read in conjunction with the consolidated financial statements. Financial Statement Schedules not included in this filing have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Income Tax Valuation Allowance	Balance at Beginning of Year	Charged to costs and expenses	Acquisitions	Deductions	Balance at End of Year
Year ended December 31, 2021	$—	$—	$—	$—	$—
Year ended December 31, 2020	$13,710	$—	$—	$(13,710)	$—
Year ended December 31, 2019	$15,804	$—	$—	$(2,094)	$13,710