Form 10-Q
period 2022-03-31
Privia Health Group, Inc.
filed 2022-05-12
CIK 1759655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 6, 2022 the registrant had outstanding 108,617,254 shares of common stock.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include factors related to, among other things:
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
•the continued availability of qualified workforce, including staff at our Medical Groups, and the continued upward pressure on compensation for such workforce; and
•other risk factors described in our annual report on Form 10-K for the year ended December 31, 2021 and our other filings with the Securities and Exchange Commission (“SEC”).

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

Part I - Financial Information
ITEM 1. FINANCIAL STATEMENTS
Privia Health Group, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$315,928	$320,577
Accounts receivable	166,238	117,402
Prepaid expenses and other current assets	10,392	8,697
Total current assets	492,558	446,676
Non-current assets:
Property and equipment, net	4,229	4,502
Right-of-use asset	9,223	9,634
Intangible assets, net	58,926	59,738
Goodwill	127,938	127,938
Deferred tax asset	27,056	33,364
Other non-current assets	3,253	4,521
Total non-current assets	230,625	239,697
Total assets	$723,183	$686,373

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$44,243	$45,985
Provider liability	172,324	140,708
Current portion of note payable	875	875
Operating lease liabilities, current	2,911	2,893
Total current liabilities	220,353	190,461
Non-current liabilities:
Note payable, net of current portion	31,507	31,688
Operating lease liabilities, non-current	10,424	11,043
Other non-current liabilities	3,000	3,000
Total non-current liabilities	44,931	45,731
Total liabilities	265,284	236,192
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.01 par value, 1,000,000,000 and 1,000,000,000 shares authorized; 108,272,771 and 107,837,741 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	1,083	1,078
Additional paid-in capital	659,577	633,902
Accumulated deficit	(225,618)	(208,108)
Total Privia Health Group, Inc. stockholders’ equity	435,042	426,872
Non-controlling interest	22,857	23,309
Total stockholders’ equity	457,899	450,181
Total liabilities and stockholders’ equity	$723,183	$686,373
The accompanying notes are an integral part of these condensed consolidated financial statements.

Privia Health Group, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2022	2021

Revenue	$313,801	$213,607

Operating expenses:
Provider expense	242,187	161,113
Cost of platform	41,272	26,962
Sales and marketing	4,661	3,184
General and administrative	36,110	13,996
Depreciation and amortization	1,118	445
Total operating expenses	325,348	205,700
Operating (loss) income	(11,547)	7,907
Interest expense	232	291
(Loss) income before provision for income taxes	(11,779)	7,616
Provision for income taxes	6,308	2,000
Net (loss) income	(18,087)	5,616
Less: (loss) income attributable to non-controlling interests	(577)	218
Net (loss) income attributable to Privia Health Group, Inc.	$(17,510)	$5,398
Net (loss) income per share attributable to Privia Health Group, Inc. stockholders – basic and diluted	$(0.16)	$0.06
Weighted average common shares outstanding – basic and diluted	108,059,064	95,985,817
The accompanying notes are an integral part of these condensed consolidated financial statements.

Privia Health Group, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands except share amounts)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity attributable to Privia Health Group, Inc.	Non-controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2020	95,985,817	$960	$165,666	$(19,878)	$146,748	$(3,096)	$143,652
Stock-based compensation expense	—	—	101	—	101	—	101
Net income	—	—	—	5,398	5,398	218	5,616
Balance at March 31, 2021	95,985,817	$960	$165,767	$(14,480)	$152,247	$(2,878)	$149,369

Balance at December 31, 2021	107,837,741	$1,078	$633,902	$(208,108)	$426,872	$23,309	$450,181
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	435,030	5	794	—	799	—	799
Stock-based compensation expense	—	—	24,881	—	24,881	—	24,881
Contributed non-controlling interest	—	—	—	—	—	125	125
Net loss	—	—	—	(17,510)	(17,510)	(577)	(18,087)
Balance at March 31, 2022	108,272,771	$1,083	$659,577	$(225,618)	$435,042	$22,857	$457,899

The accompanying notes are an integral part of these condensed consolidated financial statements.

Privia Health Group, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net (loss) income	$(18,087)	$5,616
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	306	285
Amortization of intangibles	812	160
Amortization of debt issuance costs	38	38
Stock-based compensation	24,881	101
Deferred tax expense	6,308	2,000
Changes in asset and liabilities:
Accounts receivable	(48,836)	(17,602)
Prepaid expenses and other current assets	(1,694)	346
Other non-current assets and right-of-use asset	1,679	(7,191)
Accounts payable and accrued expenses	(1,742)	(8,855)
Provider liability	31,616	16,956
Operating lease liabilities	(601)	10,932
Other long-term liabilities	—	(5,262)
Net cash used in operating activities	(5,320)	(2,476)
Cash from investing activities
Purchases of property and equipment	(34)	—
Net cash used in investing activities	(34)	—
Cash flows from financing activities
Repayment of note payable	(219)	(219)
Proceeds from exercised stock options	799	—
Proceeds from non-controlling interest	125	—
Net cash provided by (used in) financing activities	705	(219)
Net decrease in cash and cash equivalents	(4,649)	(2,695)
Cash and cash equivalents at beginning of period	320,577	84,633
Cash and cash equivalents at end of period	$315,928	$81,938

Supplemental disclosure of cash flow information:
Interest paid	$368	$308

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
The Company uses the same operational and financial model in each market. As of March 31, 2022, Privia operates in nine markets: 1) the Mid-Atlantic Region (states of Virginia, Maryland and the District of Columbia); 2) the state of Georgia; 3) the Gulf Coast Region (Houston, Texas); 4) North Texas (Dallas/Fort Worth, Texas); 5) West Texas (Abilene, Texas); 6) Central Florida; 7) the state of Tennessee; 8) the state of California and 9) the state of Montana.
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
Basis of Presentation
The condensed consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (“GAAP”) and include the accounts of the Company and its subsidiaries. Amounts shown on the condensed consolidated statements of operations within the operating expense categories of provider expense, cost of platform, selling and marketing, and general and administrative are recorded exclusive of depreciation and amortization.
All significant intercompany transactions are eliminated in consolidation.
The results of operations for the three months ended March 31, 2022, are not indicative of the results to be expected for the full fiscal year ending December 31, 2022. The condensed balance sheet at December 31, 2021, was derived from audited annual financial statements but does not contain all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of only normal and recurring adjustments) considered necessary for a fair statement have been included.
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
The Company evaluated its relationship with (a) Non-Owned Medical Groups and their Affiliated Practices, (b) Friendly Medical Groups and their Affiliated Practices, and (c) Affiliated Practices associated with Owned Medical Groups to determine if any of these entities should be subject to consolidation. The Company does not have ownership interest in any Affiliated Practices (whether those of Owned Medical Groups, Non-Owned Medical Groups or Friendly Medical Groups); nor does the Company have an ownership in Non-Owned Medical Groups. The PMSA and support services agreement (“SSA”) entered by Non-Owned Medical Groups and Friendly Medical Groups with their Privia Physician members and the Affiliated Practices are not contractual relationships within Privia’s legal structure. The only contractual relationship between Privia and Non-Owned Medical Groups is established through the MSA. For Friendly Medical Groups, in addition to the MSA, the Company has a contractual relationship, evidenced by a restriction agreement (each a “Restriction Agreement”) with its Nominee Physicians and their respective Friendly Medical Groups. Management has determined, based on the provisions of the MSAs between the Company and Non-Owned Medical Groups, and after considering the requirements of Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“ASC 810”), the Company is not required to consolidate the financial position or results of operations of the Affiliated Practices associated with Owned Medical Groups; nor is it required to consolidate the financial position or results of operations of Non-Owned Medical Groups (and, therefore, the Company is not required to consolidate the Affiliated Practices of the Non-Owned Medical Groups). However, management has determined, based on the provisions of the Restriction Agreement on the Nominee Physician (Friendly PC), the governing documents of the Friendly Medical Groups, and after considering the requirements of ASC 810, that the Company should consolidate the financial position or results of operations of the Friendly Medical Groups and the friendly PCs.
ASC 810 requires the Company to consolidate the financial position, results of operations and cash flows of a Non-Owned Medical Group affiliated by means of a service agreement if the Non-Owned Medical Group is a VIE and the Company is its primary beneficiary. An Affiliated Practice would be considered a VIE if (a) it is thinly capitalized (i.e., the equity is not sufficient to fund the Non-Owned Medical Group’s activities without additional subordinated financial support) or (b) the equity holders of the Non-Owned Medical Group as a group have one of the following four characteristics: (i) lack the power to direct the activities that most significantly affect the Non-Owned Medical Group’s economic performance, (ii) possess non-substantive voting rights, (iii) lack the obligation to absorb the Non-Owned Medical Group’s expected losses, or (iv) lack the right to receive the Non-Owned Medical Group’s expected residual returns.
The characteristics of both (a) and (b) do not exist and as such the Non-Owned Medical Groups do not represent VIEs. Accordingly, the Company has not consolidated the financial position, results of operations or cash flows of the Non-Owned Medical Groups that are affiliated with the Company by means of a service agreement for the three months ended March 31, 2022 and 2021. Each time that it enters into a new service agreement or enters into a material amendment to an existing service agreement, the Company considers whether the terms of that agreement or amendment would change the elements it considers in accordance with the VIE guidance. The same analysis was performed for the Affiliated Practices of Owned Medical Groups, which have contractual relationships with Privia through the SSA, and the Company determined they do not represent VIEs as they do not meet the criteria in ASC 810 for similar reasons outlined above.
The Company, however, does meet the criteria for consolidation of the Friendly Medical Groups based on the discussion above.
During the fourth quarter of 2021, the Company launched Privia Medical Group – West Texas, PLLC, formerly known as Abilene Diagnostic Clinic (“PMG West Texas”). PMG – West Texas is a physician-owned Medical Group, with PMG West Texas Holdings, PLLC (“Friendly WTX PC”), a Texas professional limited liability company entirely owned by a licensed physician with a leadership role in the Company, owning majority membership interests and having governance and control rights via the governing documents of PMG – West Texas. The Company has a contractual relationship with Friendly WTX PC through a Restriction Agreement. The VIE analysis was performed, and the Company determined that characteristic (b) exists as a result of meeting (ii) and (iv) and as such PMG West Texas and Friendly WTX PC do represent VIEs and are consolidated as they do meet the criteria in ASC 810.
Similarly, during the fourth quarter of 2021, the Company established a second Friendly Medical Group in the State of Tennessee - Privia Medical Group Tennessee, PLLC (“PMG-TN”). PMG-TN is a physician owned Medical Group, with PMG-TN Physicians, PLLC, a Tennessee professional limited liability company entirely owned by a licensed physician with a leadership role in the Company (“Friendly TN PC”), owning 51% of the membership interests therein and having governance and control rights via the governing documents of PMG-TN. Again, the same analysis was performed, and the Company determined that characteristic (b) exists as a result of meeting (ii) and (iv) and as such PMG-TN and Friendly TN PC do represent VIEs as they do meet the criteria in ASC 810.
The aggregated carrying value of the Company’s VIE’s current assets and liabilities included in the consolidated balance sheets after elimination of intercompany transactions were $3.5 million and $3.5 million, respectively, as of March 31, 2022 and $4.2 million and $4.2 million, respectively, as of December 31, 2021.
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
Coronavirus Aid, Relief and Economic Stimulus Act (“CARES Act”)
The COVID-19 pandemic has an impact and may continue to impact our results of operations, cash flow and financial position. We are closely monitoring the impact of the pandemic on all aspects of our business including impacts to employees, customers, patients, suppliers and vendors.
On March 27, 2020, the CARES Act was passed. It is intended to provide economic relief to individuals and businesses affected by the coronavirus pandemic. It also contains provisions related to healthcare providers’ operations and the issues caused by the coronavirus pandemic. Pursuant to the CARES Act the Company elected to defer its portion of Social Security taxes in 2020, which may be repaid over two years as follows: 50% by the end of 2021 and 50% by the end of 2022. During the year ended December 31, 2021, 50% of the Social Security taxes were repaid. Approximately $0.8 million is recorded in accounts payable and accrued expenses on the balance sheet as of March 31, 2022 related to this deferral and the Company intends to remit payment by the end of 2022.
Non-Controlling Interest
The non-controlling interest represents the equity interest of the non-controlling equity holders in results of operations of Complete MD Solutions, LLC, Privia Management Services Organization, LLC (“PMSO”), Privia Management Company Montana, LLC, BASS Privia Management Company of California, LLC, Privia Management Company West Texas, LLC and our Owned Medical Groups. The condensed consolidated financial statements include all assets, liabilities, revenues, and expenses of less-than-100%-owned affiliates where the Company has a controlling financial interest. The Company has separately reflected net income attributable to the non-controlling interests in net income in the condensed consolidated statements of operations.
Significant Accounting Policies
The Company described its significant accounting policies in Note 1 of the notes to condensed consolidated financial statements for the year ended December 31, 2021 in the Annual Form 10-K. During the three months ended March 31, 2022, there were no significant changes to those accounting policies and estimates, other than those policies impacted by the Florida and the Mid-Atlantic ACOs entering into Capitated revenue payer arrangements. These agreements cover healthcare services provided to approximately 23,000 Medicare Advantage beneficiaries effective January 1, 2022. The impacts to the financial statements and accounting policies of these new agreements are noted and further discussed below.
Provider Liability
Provider Liability, previously referred to as “Physician and Practice liability”, represents costs payable to physicians, hospitals and other ancillary providers, including both Privia physicians, their related practices, and providers the Company has contracted with through payer partners. Those costs include amounts that have not yet been paid for physician guaranteed payments and other required distributions pursuant to the service agreements as well as medical claims costs for services provided to attributed beneficiaries for which the Company is financially responsible under at-risk capitated revenue arrangements whether paid directly by the Company or indirectly by payers with whom the Company has contracted.
Value Based Care (“VBC”) Revenue
The Company’s VBC business consists of its clinically integrated network and ACOs which bring together independent physician practices within our medical groups to focus on sharing data, improving care coordination, and collaborating on initiatives to improve outcomes and lower healthcare spending. The Company has contracts with the U.S. federal government and large payer organizations that are multi-year in nature typically ranging from three to five years and revenue is earned as: (1) Capitated revenue (2) on a shared savings basis and (3) Care management fees on a per member per month basis.
Capitated Revenue
Capitated revenue consists of capitation fees earned under contracts with various Medicare Advantage payers (“payers”) in at-risk capitation arrangements. The Company is entitled to monthly fees to provide a defined range of healthcare services for Medicare Advantage health plan members (“attributed beneficiaries” or “attributed lives”) attributed to the Company’s contracted physicians

(typically primary care). Monthly fees are determined as a percentage of the premium payers receive from the Centers for Medicare & Medicaid Services (“CMS”) for these attributed beneficiaries. In at-risk arrangements, the Company generally accepts financial risk for beneficiaries attributed to its contracted physicians and, therefore, is responsible for the cost of contracted healthcare services required by those beneficiaries in accordance with the terms of each agreement. Fees are recorded gross in revenue because the Company is acting as a principal in coordinating and controlling the range of services provided (other than clinical decisions) under its Capitated revenue contracts with payers. Capitated revenue contracts with payers are generally multi-year arrangements and have a single monthly stand ready performance obligation, as defined by ASC 606, Revenue From Contracts With Customers, to provide all aspects of necessary medical care to members for the contracted period. The Company recognizes revenue in the month in which eligible beneficiary is entitled to receive healthcare benefits during the contract term.
The transaction price for the Company’s capitation contracts is a fixed percentage of premium per attributed life with periodic adjustment, as the monthly fees to which the Company are entitled are subject to periodic adjustments under CMS’s risk adjustment payment methodology. CMS deploys a risk adjustment model that determines premiums paid to all payers according to each attributed life’s health status and certain demographic factors. Under this risk adjustment methodology, CMS calculates the risk adjusted premium payment using diagnosis data from various settings. The Company and healthcare providers collect and submit diagnosis data to payers (and ultimately to CMS) to be utilized in the determination of risk adjustments and such data is used by the Company to estimate any adjustments to the Capitated revenue earned that may increase or decrease revenue in subsequent periods pursuant to contractual terms. Such adjustments are estimated using the most likely amount methodology and amounts are only included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved. Capitated revenue fees are also subject to adjustment for incentives or penalties based on the achievement of certain quality metrics defined in the Company’s contracts with payers. The Company recognizes incentive revenue as earned using the most likely amount methodology and only to the extent that it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved.
Neither the Company nor any of its affiliates are a registered insurance company as state law in the states in which we operate do not require such registration for risk bearing providers.
Provider expense
Provider expense, previously referred to as “Physician and Practice expense”, are amounts accrued or payments made to physicians, hospitals and other service providers, including Privia physicians, their related physician practices, and providers the Company has contracted with through payer partners. Those costs include physician guaranteed payments and other required distributions pursuant to the service agreements as well as medical claims costs for services provided to attributed beneficiaries under at-risk capitated revenue arrangements for which the Company is financially responsible whether paid directly by the Company or indirectly by payers with whom the Company has contracted. Provider expenses are recognized in the period in which services are provided.
Recently Adopted Accounting Pronouncements
None.
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

2. Revenue Recognition
The following table presents our revenues disaggregated by source:

	For the Three Months Ended March 31,
(Dollars in Thousands)	2022	2021
FFS-patient care	$204,344	$169,578
FFS-administrative services	23,006	15,411
Capitated revenue	48,330	—
Shared savings	27,959	17,833
Care management fees	8,804	8,570
Other revenue	1,358	2,215
Total revenue	$313,801	$213,607
Fee-for-service (“FFS”) patient care is primarily generated from third-party payers with which the Company has established contractual billing arrangements. The following table presents the approximate percentages by source of net operating revenue received for healthcare services we provided for the periods indicated:

	For the Three Months Ended March 31,
	2022	2021
Commercial insurers	71%	69%
Government payers	14%	15%
Patient	15%	16%
	100%	100%
FFS-administrative services revenue is earned through the Company’s MSA with Non-Owned Medical Groups primarily based on a fixed percentage of net collections on patient care generated by those medical groups.
VBC revenue is primarily earned through contracts for Capitated revenue, Shared savings and Care Management fees. Capitated revenue is generated through what is typically known as an “at-risk contract.” At-risk capitation refers to a model in which the Company receives a fixed monthly payment from the third-party payer in exchange for providing healthcare services to attributed beneficiaries. The Company is responsible for providing or paying for the cost of healthcare services required by those attributed beneficiaries for a set of services. At-risk Capitated revenue is recorded at the total amount gross in revenues because the Company is acting as a principal in arranging for, providing, and controlling the managed healthcare services provided to the attributed lives. Shared savings revenue and Care management fees are generated through contracts with large commercial payer organizations and the U.S. Federal Government.
Contract Asset
The Company has the following contract assets and unearned revenue:

(Dollars in Thousands)	March 31, 2022	December 31, 2021
Balances for contracts with customers
Accounts receivable	166,238	117,402
Unearned revenue	665	404
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

3. Goodwill and Intangible Assets, Net
For the purposes of the goodwill impairment assessment, the Company as a whole is considered to be a reporting unit. The Company recognizes the excess of the purchase price, plus the fair value of any non-controlling interests in the acquiree, over the fair value of identifiable net assets acquired as goodwill. The Company performs a qualitative assessment on goodwill at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. If it is determined in the qualitative assessment that the fair value of a reporting unit is more likely than not below its carrying amount, then the Company will perform a quantitative impairment test. The quantitative goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. Any excess in the carrying value of a reporting unit’s goodwill over its fair value is recognized as an impairment loss, limited to the total amount of goodwill allocated to that reporting unit. The Company’s carrying value of goodwill at March 31, 2022 and December 31, 2021 is approximately $127.9 million. The most recently completed annual impairment test of goodwill was performed as of October 1, 2021 and it was determined that no impairment existed. No indicators of impairment were identified during the three months ended March 31, 2022 and 2021.
A summary of the Company’s intangible assets is as follows:

	March 31, 2022		December 31, 2021
(Dollars in thousands)	Intangible Assets	Accumulated Amortization	Intangible Assets	Accumulated Amortization
Trade names	$4,600	$1,743	$4,600	$1,689
Consumer customer relationships	2,500	1,895	2,500	1,835
PMG customer relationships	600	189	600	184
Management Service Agreement (Complete MD)	2,200	893	2,200	860
Physician network	1,520	50	1,520	26
Payer contracts	2,750	65	2,750	33
MSO Service Agreement (BPMC)	50,800	1,209	50,800	605
	64,970	$6,044	64,970	$5,232
Less accumulated amortization	(6,044)		(5,232)
Intangible assets, net	$58,926		$59,738
The remaining weighted average life of all amortizable intangible assets is approximately 18.7 years at March 31, 2022.
Amortization expense for intangible assets was approximately $0.8 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively.
Estimated amortization expense for the Company’s intangible assets for the following five years is as follows:

(Dollars in Thousands)
Remainder of 2022	$2,471
2023	3,295
2024	3,212
2025	3,045
2026	3,045
Thereafter	43,858
Total	$58,926

4. Leases
The Company leases office space under various operating lease agreements. The initial terms of these leases range from 2 to 9 years and generally provide for periodic rent increases and renewal options.
The components of lease expense were as follows (in thousands):

	For the Three Months Ended March 31,
(Dollars in Thousands)	2022	2021
Operating lease cost	$664	$446

Cash paid for amounts included in the measurement of lease liabilities - operating leases	$706	$529
Weighted-average remaining lease term - operating leases	5.1 Years	5.3 Years
Weighted-average discount rate - operating leases	3.0%	3.5%

The aggregate future lease payments for operating leases in the years subsequent to March 31, 2022 are as follows:

(Dollars in Thousands)
Remainder of 2022	$2,033
2023	2,962
2024	2,996
2025	2,980
2026	2,173
Thereafter	1,231
Total future lease payments	14,375
Imputed interest	(1,040)
Total	$13,335
5.Property and Equipment, Net
A summary of the Company’s property and equipment, net is as follows:

(Dollars in Thousands)	March 31, 2022	December 31, 2021
Furniture and fixtures	$1,402	$1,110
Computer equipment	1,592	1,864
Leasehold improvements	4,850	4,827
	7,844	7,801
Less accumulated depreciation and amortization	(3,615)	(3,299)
Property and equipment, net	$4,229	$4,502
6.Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

(Dollars in Thousands)	March 31, 2022	December 31, 2021
Accounts payable	$8,463	$2,973
Accrued employee compensation and benefits	7,034	7,491
Bonuses payable	3,127	12,292
Other accrued expenses	25,619	23,229
Total accounts payable and accrued expenses	$44,243	$45,985

7. Provider Liability
Provider liability, previously referred to as “Physician and Practice liability”, represents costs payable to physicians, hospitals and other ancillary providers, including both Privia physicians, their related physician practices, and providers the Company has contracted with through payer partners. Those costs include amounts that have not yet been paid for physician guaranteed payments and other required distributions pursuant to the service agreements as well as medical claims costs for services provided to attributed beneficiaries for which the Company is financially responsible under at-risk capitated revenue arrangements whether paid directly by the Company or indirectly by payers with whom the Company has contracted. Provider expenses are recognized in the period in which services are provided and include estimates of claims that have been incurred but have either not yet been received, processed, or paid and as such, not reported.
Provider liability estimates are developed using actuarial methods commonly used by health insurance actuaries that include a number of factors and assumptions including medical service utilization trends, changes in membership, observed medical cost trends, historical claim payment patterns and other factors.
Each period, the Company re-examines previously established provider liability estimates based on actual claim submissions and other changes in facts and circumstances. As more complete claims information becomes available, the Company adjusts its estimates and recognizes those changes in estimates in the period in which the change is identified. The difference between the estimated liability and the actual settlements of claims is recognized in the period in which the claims are settled. The Company’s physician and practice liability balance represents management’s best estimate of its liability for unpaid Provider expenses as of March 31, 2022. The Company uses judgment to determine the appropriate assumptions for developing the required estimates.
The Company’s liabilities for unpaid medical claims under at-risk capitation arrangements, which are included in Provider liability in the Company’s condensed consolidated balance sheets, were as follows:

(Dollars in Thousands)
Balance at December 31, 2021	$—
Incurred health care costs:
Current year	48,330
Prior years	—
Total claim incurred	48,330
Claims paid:
Current year	(33,476)
Prior year	—
Total claims paid	(33,476)
Balance at March 31, 2022	$14,854
8. Note Payable
The Company’s Credit Facilities consists of the following:

(Dollars in Thousands)	March 31, 2022	December 31, 2021
Note payable	$33,031	$33,250
Less debt issuance costs	(649)	(687)
Less current portion	(875)	(875)
Note payable, net	$31,507	$31,688
On November 15, 2019, the Company entered into a Credit Agreement (the “Original Credit Agreement”) by and among Privia Health, LLC, as the borrower, PH Group Holdings Corp., as a guarantor, certain subsidiaries of Privia Health, LLC, as guarantors, Silicon Valley Bank, as administrative agent and collateral agent (the “Administrative Agent”), and the several lenders from time to time party thereto. The Original Credit Agreement provided for up to $35.0 million in term loans (the “Term Loan Facility”) that mature on November 15, 2024 with interest payable monthly at the lesser of LIBOR plus 2.0% or ABR plus 1.0% payable monthly (3.0% at March 31, 2022), plus up to an additional $10.0 million of financing (which was increased to $15.0 million in connection with the first amendment) in the form of a revolving loan (the “Revolving Loan Facility” and together with the Term Loan Facility, the “Credit Facilities”). The Revolving Loan Facility also includes a letter of credit sub-facility in the aggregate availability amount of $2.0 million and a swingline sub-facility in the aggregate availability amount of $2.0 million. The Company borrowed $35.0 million in term loans on November 15, 2019.
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
The Third Amendment increased the size of the Revolving Loan Facility to $65.0 million, increased the letter of credit sub-facility to $5.0 million and extended the maturity date of the Credit Agreement to August 27, 2026. As amended, borrowings under the Credit Agreement bear interest at a rate equal to (i) in the case of eurodollar loans, LIBOR plus an applicable margin, subject to a 0.5% floor, and (ii) in the case of ABR loans, an ABR rate plus an applicable margin, subject to a floor of 1.5%. In addition, the Amendment, among other things, (i) changed the Term Loan Facility amortization schedule to 0.625% of the original principal amount of term loans for the fiscal quarters ending September 30, 2021 through and including June 30, 2024 and 1.25% of the original principal amount of term loans for the fiscal quarters ending thereafter and (ii) added a 1.0% prepayment premium for any term loans prepaid within six months of the effective date of the Third Amendment. The Third Amendment converted the financial covenants in the Original Credit Agreement to “springing” financial covenants, so that at any time the Company’s cash is less than 125% of the outstanding borrowings under the Credit Facilities, or at least $15.0 million of borrowings are outstanding under the Revolving Loan, the Company will be required to maintain (i) a consolidated fixed charge coverage ratio of not less than 1.25 to 1.0, and (ii) a consolidated leverage ratio of no more than 3.0 to 1.0. As of March 31, 2022, the Company had $33.0 million in principal amount of indebtedness outstanding under the Term Loan Facility. As of March 31, 2022, “springing” financial covenants were not applicable.
On August 30, 2021, the Company increased its capacity under the Revolving Loan Facility from $15.0 million to $65.0 million. As of March 31, 2022 and December 31, 2021 there were no amounts outstanding under the Revolving Loan Facility.
Interest expense relating to the Credit Facilities was approximately $0.2 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively.
Debt issuance costs relating to the Credit Facilities of approximately $0.6 million have been capitalized and are being amortized over the life of the Credit Facilities using the effective interest method. A de minimis amount of amortization expense was recorded for both the three months ended March 31, 2022 and 2021, respectively.
Substantially all of the Company’s real and personal property serve as collateral under the above debt arrangements.
Annual aggregate principal payments applicable to the note payable for years subsequent to March 31, 2022 are as follows:

(Dollars in Thousands)
Remainder of 2022	$656
2023	875
2024	1,313
2025	1,750
2026	28,437
Thereafter	—
Total	$33,031
9. Income Taxes
The Company recorded a provision for income tax of $6.3 million and $2.0 million for the three months ended March 31, 2022 and 2021, respectively. This represents the effective tax rate of (53.6)% and 26.2% as of March 31, 2022 and 2021, respectively. The effective tax rate for the three month period ended March 31, 2022 was impacted by the non-deductible stock-based compensation expense related to the Company’s IPO and its effect on the pre-tax loss.

We consider both positive and negative evidence when evaluating the recoverability of our DTAs. The assessment is required to determine whether, based on all available evidence, it is more likely than not (i.e., greater than a 50% probability) that all or some portion of the DTAs will be realized in the future. As of March 31, 2022 and 2021, the weight of all available positive evidence was greater than the weight of all negative evidence, so a valuation allowance against the deferred tax asset was not recorded.

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
Effective August 11, 2016, the PH Group Option Plan was transferred to its parent and became the PH Group Parent Corp. Stock Option Plan (the “PH Parent Option Plan”). All other terms in the PH Group Option Plan remained unchanged in the PH Parent Option Plan at the effective date of the transfer.
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
2021 Employee Stock Purchase Plan
In April 2021, the Company’s Board of Directors approved the Company’s 2021 Employee Stock Purchase Plan (“2021 ESPP”). The 2021 ESPP became effective upon the execution of the underwriting agreement for the Company’s IPO in April 2021. Per the Plan, shares may be newly issued shares, treasury shares or shares acquired on the open market. The Compensation Committee may elect to increase the total number of Shares available for purchase under the Plan as of the first day of each Company fiscal year following the Effective Date in an amount equal to up to one percent (1%) of the shares issued and outstanding on the immediately preceding December 31; provided that the maximum number of shares that may be issued under the Plan in any event shall be 10,278,581 shares. As March 31, 2022, the Company has reserved 1,027,858 shares of common stock for issuance under the 2021 ESPP.

Stock option activity
The following table summarizes stock option activity under the PH Parent Option Plan and 2021 Plan:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2021	19,916,202	$5.90	9.36	$398,117
Granted	28,911	25.50
Exercised	(431,796)	2.02
Forfeited	(49,728)	16.64
Balance at March 31, 2022	19,463,589	$5.99	$9.62	$404,130
Exercisable at March 31, 2022	10,391,972	$2.01	$9.73	$256,873
RSU Activity
The following table summarizes the RSU activity under the 2021 Plan:

	Number of Shares	Grant Date Fair Value
Unvested and outstanding at December 31, 2021	984,901	$23.23
Granted	374,959	25.13
Vested	—	—
Forfeited	(8,343)	23.00
Unvested and outstanding at March 31, 2022	1,351,517	$23.76
Stock-based compensation expense
Total stock-based compensation expense for the three months ended March 31, 2022 and 2021, was approximately $24.9 million and $0.1 million, respectively. At March 31, 2022, there was approximately $77.5 million of unrecognized stock-based compensation expense related to unvested options and RSUs, net of forfeitures, that is expected to be recognized over a weighted-average period of 1.2 years.
Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows:

	For the Three Months Ended March 31,
(Dollars in Thousands)	2022	2021
Cost of platform	$4,623	$—
Sales and marketing	788	—
General and administrative	19,470	101
Total stock-based compensation	$24,881	$101
11. Commitments and Contingencies
There are no material commitments and contingencies as of March 31, 2022.
12. Concentrations of Credit Risk
Our financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. While our cash and cash equivalents are managed by reputable financial institutions, the Company’s cash balances with the individual institutions may at times exceed the federally insured limits. At March 31, 2022, substantially all of the Company’s cash and cash equivalents were held at two financial institutions. The Company believes these financial institutions are financially sound and that minimal credit risk exists.
The Company receives payment for medical services provided to patients by its physicians through contracts with payers. Six payers within the network accounted for approximately 74% and 73% of such payments for the three month periods ended March 31, 2022 and 2021, respectively. The Company evaluates accounts receivable to determine if they will ultimately be collected. In performing this evaluation, significant judgments and estimates are involved, such as past experience, credit quality, age of the receivable balance and current economic conditions that may affect ability to pay. As of March 31, 2022 and December 31, 2021, the Company had six payers within the network that made up approximately 69% and 68% of accounts receivable, respectively.

13. Net (Loss) Income Per Share
A reconciliation of net (loss) income available to common shareholders and the number of shares in the calculation of basic and diluted earnings (loss) income per share was calculated as follows:

	For the Three Months Ended March 31,
(in thousands, except for share and per share amounts)	2022	2021
Net (loss) income attributable to Privia Health Group, Inc. common stockholders	$(17,510)	$5,398
Weighted average common shares outstanding - basic and diluted	108,059,064	95,985,817
Earnings per share attributable to Privia Health Group, Inc. common stockholders – basic and diluted	$(0.16)	$0.06
The treasury stock method is used to consider the effect of the potentially dilutive stock options. The following weighted-average outstanding shares of potentially dilutive securities were excluded from computation of diluted loss per share attributable to common stockholders for the period presented because including them would have been antidilutive:

	For the Three Months Ended March 31,
	2022	2021
Potentially dilutive stock options and RSUs to purchase common stock	20,815,106	18,222,909
Total potentially dilutive shares	20,815,106	18,222,909
14. Segment Financial Information
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
The Company defines its CODM as its Chief Executive Officer, who regularly reviews financial operating results on a consolidated basis for purposes of allocating resources and evaluating financial performance. Although the Company derives its revenues from a number of different geographic regions, the Company neither allocates resources based on the operating results from the individual regions, nor manages each individual region as a separate business unit. The Company’s CODM manages the operations on a consolidated basis to make decisions about overall corporate resource allocation and to assess overall corporate profitability. As of March 31, 2022 and December 31, 2021, all of the Company’s long-lived assets were located in the United States and for the three months ended March 31, 2022 and 2021 all revenue was earned in the United States.

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
We also offer Privia Care Partners, a more flexible provider affiliation model, to providers who do not desire to join one of our medical groups. This model aggregates providers in certain of our existing markets as well as new markets who are looking solely for VBC solutions without the necessity of changing EMR providers. We furnish population health services, reporting and analytics to such providers along with a menu of management services from which providers may choose.
GAAP Financial Measures
•    Revenue was $313.8 million and $213.6 million for the three months ended March 31, 2022 and 2021, respectively.
•    Operating (loss) income was $(11.5) million and $7.9 million for the three months ended March 31, 2022 and 2021, respectively; and
•    Net (loss) income attributable to Privia Health Group, Inc. was $(17.5) million and $5.4 million, for the three months ended March 31, 2022 and 2021, respectively.
Key Metrics and Non-GAAP Financial Measures
•    Practice Collections was $561.9 million and $344.1 million for the three months ended March 31, 2022 and 2021, respectively;
•    Care Margin was $71.6 million and $52.5 million for the three months ended March 31, 2022 and 2021, respectively;
•    Platform Contribution was $35.0 million and $25.5 million for the three months ended March 31, 2022 and 2021, respectively;
•    Adjusted EBITDA was $14.8 million and $9.9 million for the three months ended March 31, 2022 and 2021, respectively.

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
Coronavirus Aid, Relief and Economic Stimulus Act (“CARES Act”)
The COVID-19 pandemic has an impact and may continue to impact our results of operations, cash flow and financial position. We are closely monitoring the impact of the pandemic on all aspects of our business including impacts to employees, customers, patients, suppliers and vendors.
On March 27, 2020, the CARES Act was passed. It is intended to provide economic relief to individuals and businesses affected by the coronavirus pandemic. It also contains provisions related to healthcare providers’ operations and the issues caused by the coronavirus pandemic. Pursuant to the CARES Act the Company elected to defer its portion of Social Security taxes in 2020, which may be repaid over two years as follows: 50% by the end of 2021 and 50% by the end of 2022. During the year ended December 31, 2021 50% of the Social Security taxes were repaid. Approximately $0.8 million is recorded in accrued expenses on the balance sheet as of March 31, 2022 related to this deferral and the Company intends to remit payment by the end of 2022.
Our Revenue
We recognize revenue from multiple stakeholders, including health care consumers, health insurers, employers, providers and health systems. Our revenue includes (i) FFS revenue generated from providing healthcare services to patients through Privia Providers of Owned Medical Groups or administrative fees collected for providing administrative services to Non-Owned Medical Groups, (ii) VBC revenue collected on behalf of our providers, through capitated revenue, shared savings (including surplus payments, shared savings, total cost of care budget payments and similar payments) and care management fees (including care management fees, management services fees, care coordination fees and all other similar administrative fees), and (iii) other revenue from additional services, such as concierge services, virtual visits, virtual scribes and coding.
FFS Revenue
We generate FFS-patient care revenue when we collect reimbursements for FFS medical services provided by Privia Providers. Our agreements with our providers have a multi-year term length and we have historically experienced a 95% provider retention rate, both of which lead to a highly predictable and recurring revenue model. Our FFS contracts with payer partners typically contain annual rate inflators and enhanced commercial FFS rates given our scale in each of our markets. As a result of receiving these rate inflators and enhancements, if we continue to be successful in expanding our provider base, we expect revenue will grow year-over-year in absolute dollars. In addition, in our FFS-patient care revenue, we include collections generated from ancillary services such as clinical laboratory, imaging and pharmacy operations. We also generate FFS-administrative services revenue by providing administration and management services to medical groups which are not owned or consolidated by us. FFS-patient care revenue represented 65.1%, and 79.4% of total revenue for the three months ended March 31, 2022 and 2021, respectively. FFS-administrative services revenue represented 7.3% and 7.2% of total revenue for the three months ended March 31, 2022 and 2021, respectively.
VBC Revenue
Over time, we create incremental value for our provider partners by enabling them to succeed in VBC arrangements. We generate VBC revenue when our providers are reimbursed through traditional FFS Medicare, MSSP, Medicare Advantage, commercial payers and other existing and emerging direct payer and employer contracting programs. The revenue is primarily collected in the form of (i) Capitated revenue earned by providing healthcare services to Medicare Advantage attributed beneficiaries for a defined group of services to include professional, institutional and pharmacy through a contract that is typically known as an “at-risk contract,” (ii) Shared savings earned based on improved quality and lower cost of care for our attributed lives in VBC incentive arrangements and (iii) Care management fees to cover costs of services typically not reimbursed under traditional FFS payment models, including population management, care coordination, advanced technology and analytics. VBC revenue represented 27.1% and 12.4% of total revenue for the three months ended March 31, 2022 and 2021, respectively. We expect VBC revenue to continue to increase as a percentage of total revenue as we grow total Attributed Lives under management as well as increase risk levels undertaken across value-based arrangements.
Other Revenue
The remainder of our revenue is derived from leveraging our existing base of providers and patients to deliver value-oriented services such as virtual visits, virtual scribes and coding. Other revenue represented 0.4% and 1.0% of total revenue for the three months ended March 31, 2022 and 2021, respectively.

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
Key Metrics

	For the Three Months Ended March 31,
	2022	2021
Implemented Providers (as of end of period)	3,370	2,648
Attributed Lives (in thousands) (as of end of period)	848	721
Practice Collections (1) ($ in millions)	$561.9	$344.1
(1) We define Practice Collections as the total collections from all practices in all markets and all sources of reimbursement (FFS, VBC and other) that we receive for delivering care and providing our platform and associated services. Practice Collections differ from revenue by including collections from Non-Owned Medical Groups.
Implemented Providers
We define Implemented Providers as the total of all service professionals on Privia Health’s platform at the end of a given period who are credentialed by Privia Health and bill for medical services, in both Owned and Non-Owned Medical Groups during that period. This includes, but is not limited to, physicians, physician assistants, and nurse practitioners. We believe that growth in the number of Implemented Providers is a key indicator of the performance of our business and expected revenue growth. This growth depends, in part, on our ability to successfully add new practices in existing markets and expand into new markets. The number of Implemented Providers increased 27.3% between March 31, 2022 and 2021, due to organic growth in our healthcare delivery business as well as entrance into the West Texas and California markets.

Attributed Lives
We define Attributed Lives as any patient that selected one of our physicians as their provider of primary care services, that a payer deems attributed to Privia, in both Owned and Non-Owned Medical Groups, to deliver care as part of a VBC arrangement. The number of Attributed Lives is an important measure that impacts the amount of VBC revenue we receive. Attributed Lives increased 17.6% between March 31, 2022 and 2021 due to the launch of Privia Care Partners on January 1, 2022, as well as organic growth in all markets and the addition of attributed lives in the Tennessee market.
Practice Collections
We define Practice Collections as the total collections from all practices in all markets and all sources of reimbursement (FFS, VBC and other) that we receive for delivering care and providing our platform and associated services. Practice Collections differ from revenue by adding collections from Non-Owned Medical Groups. Practice Collections increased 63.3% for the three months ended March 31, 2022 when compared to the same periods in 2021 due mainly to organic growth of our healthcare delivery business, our new Capitated revenue contracts, as well as entrance into the West Texas and California markets.
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

	For the Three Months Ended March 31,
(amounts in thousands, except for percentages)	2022	2021
Care Margin [1] ($)	$71,614	$52,494
Platform Contribution [1] ($)	$34,965	$25,532
Platform Contribution Margin [1] (%)	48.8%	48.6%
Adjusted EBITDA [1] ($)	$14,801	$9,947
Adjusted EBITDA Margin [1] (%)	20.7%	18.9%
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

Care Margin
We define Care Margin as total revenue less the sum of provider expense. Our Care Margin generated from FFS revenue is contractual and recurring in nature, and primarily based on an individually negotiated percentage of collections for each practice that joins Privia. Our Care Margin generated from VBC revenue is based on a percentage of care management fees and shared savings collected. We view Care Margin as all of the dollars available for us to manage our business, including providing administrative support to our practices, investing in sales and marketing to attract new providers to the Privia Platform, and supporting the organization through our corporate infrastructure. We expect Care Margin will grow year-over-year in absolute dollars as we continue to expand our provider base. We would also expect our care management and shared savings economics in our VBC arrangements to improve on a per patient basis as we manage towards lower total cost of care for our Attributed Lives and move towards higher risk VBC arrangements over time. Care Margin increased 36.4% for the three months ended March 31, 2022 when compared to the same period in 2021 due to organic growth of our medical practice business. As a percentage of revenue, Care Margin decreased from 24.6% for the three months ended March 31, 2021 to 22.8% for the same period in 2022 due to the addition of the at-risk capitation arrangements.
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
The following table provides a reconciliation of operating (loss) income, the most closely comparable GAAP financial measure, to Care Margin.

	For the Three Months Ended March 31,
(unaudited and amounts in thousands)	2022	2021
Operating (loss) income	$(11,547)	$7,907
Depreciation and amortization	1,118	445
General and administrative	36,110	13,996
Sales and marketing	4,661	3,184
Cost of platform	41,272	26,962
Care margin	$71,614	$52,494
Platform Contribution
We define Platform Contribution as total revenue less the sum of (i) provider expense, (ii) cost of platform and (iii) stock-based compensation expense included in Cost of platform. The following table provides a reconciliation of operating income, the most closely comparable GAAP financial measure, to Platform Contribution. We consider platform contribution to be an important measure to monitor our performance, specific to pricing of our services, direct costs of delivering care, and cost of our platform and associated services. As a provider spends a longer time on the Privia Platform, we expect the Platform Contribution from that provider to increase both in terms of absolute dollars as well as a percent of Care Margin. We expect that this increase will be driven by improving per provider revenue economics over time as well as our ability to generate operating leverage on our in-market infrastructure costs. Platform Contribution increased 36.9% for the three months ended March 31, 2022 when compared to the same period in 2021 due to organic growth of our medical practice business.
Platform Contribution Margin
We define Platform Contribution Margin as Platform Contribution as a percentage of Care Margin. We consider Platform Contribution Margin to be an important measure to monitor our performance, specific to pricing of our services, direct costs of delivering care, and cost of our platform and associated services. As a provider spends a longer time on the Privia Platform, we expect the Platform Contribution from that provider to increase both in terms of absolute dollars as well as a percent of Care Margin. We expect that this increase will be driven by improving per provider revenue economics over time as well as our ability to generate operating leverage on our in-market infrastructure costs. Platform Contribution Margin was 48.8% for three months ended March 31, 2022 compared to 48.6% during the same period in 2021. We continue to make strategic investments to provide better service to both our patients and physicians at a pace slower than the increase in revenue.
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
The following table provides a reconciliation of operating income, the most closely comparable GAAP financial measure, to platform contribution:

	For the Three Months Ended March 31,
(unaudited and amounts in thousands)	2022	2021
Operating (loss) income	$(11,547)	$7,907
Depreciation and amortization	1,118	445
General and administrative	36,110	13,996
Sales and marketing	4,661	3,184
Stock-based compensation(1)	4,623	—
Platform contribution	$34,965	$25,532
(1) Amount represents stock-based compensation expense included in Cost of Platform.

Adjusted EBITDA
We define Adjusted EBITDA as net (loss) income excluding interest income, interest expense, minority interest expense / income, depreciation and amortization, stock-based compensation, severance, other one time or non-recurring expenses and the provision for income taxes. We include Adjusted EBITDA because it is an important measure on which our management assesses and believes investors should assess our operating performance. We consider Adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis. Adjusted EBITDA has limitations as an analytical tool including: (i) Adjusted EBITDA does not reflect the impact of stock-based compensation expense or the impact of withholding shares of outstanding common stock upon vesting, and (ii) Adjusted EBITDA does not reflect interest expense on our debt or the cash requirements necessary to service interest or principal payments. Adjusted EBITDA increased 48.8% for the three months ended March 31, 2022, when compared to the same period in 2021 due to organic growth of our medical practice business.
Adjusted EBITDA Margin
We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of Care Margin. We included Adjusted EBITDA Margin because it is an important measure on which our management assesses and believes investors should assess our operating performance. We consider Adjusted EBITDA Margin to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis. Adjusted EBITDA Margin was 20.7% for three months ended March 31, 2022 an increase from 18.9% for the same period in 2021 due to organic growth of our medical practice business.
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
The following table provides a reconciliation of net (loss) income attributable to the Company, the most closely comparable GAAP financial measure, to Adjusted EBITDA:

	For the Three Months Ended March 31,
(unaudited and amounts in thousands)	2022	2021

Net (loss) income	$(17,510)	$5,398
Net (loss) income attributable to non-controlling interests	(577)	218
Provision for income taxes	6,308	2,000
Interest expense	232	291
Depreciation and amortization	1,118	445
Stock-based compensation	24,881	101
Other expenses(1)	349	1,494
Adjusted EBITDA	$14,801	$9,947

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
VBC revenue is earned through our clinically integrated network and accountable care organizations which bring together independent physician practices to focus on sharing data, improving care coordination, and collaborating on initiatives to improve outcomes and lower healthcare spending. The Company has contracts with the U.S. federal government and large payer organizations that are multi-year in nature typically ranging from three to five years and is paid as follows: (1) capitated revenue (2) on a shared savings basis and

(3) care management fees on a per member per month basis. Capitation revenue consists of capitation fees under contracts with various payers. Under the typical capitation arrangement, the Company is entitled to monthly fees to provide a defined range of healthcare services for beneficiaries attributed to the Company’s contracted primary care physicians. The Company has contracts with large payer organizations that are multi-year in nature typically ranging from three to five years
The Other revenue is derived from leveraging our existing base of providers and patients to deliver value-oriented services such as concierge services, virtual visits, virtual scribes and coding.
Operating Expenses
Provider expenses
Provider expenses are amounts accrued or payments made to physicians, hospitals and other service providers, including Privia physicians and their related practices as well as providers the Company has contracted with through payer partners. Those costs include claims payments, physician guarantee payments and other required distributions pursuant to the service agreements and include costs for services provided to the attributed beneficiaries for which the Company is financially responsible and paid either directly by the Company or indirectly by payers with whom the Company has contracted. Provider expenses are recognized in the period in which services are provided.
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

Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the three months ended March 31, 2022 and 2021.

	For the Three Months Ended March 31,
	2022	2021	Change ($)	Change (%)
(in thousands)
Revenue	$313,801	$213,607	$100,194	46.9%
Operating expenses:
Provider expense	242,187	161,113	81,074	50.3%
Cost of platform	41,272	26,962	14,310	53.1%
Sales and marketing	4,661	3,184	1,477	46.4%
General and administrative	36,110	13,996	22,114	158.0%
Depreciation and amortization	1,118	445	673	151.2%
Total operating expenses	325,348	205,700	119,648	58.2%
Operating (loss) income	(11,547)	7,907	(19,454)	(246.0)%
Interest expense	232	291	(59)	(20.3)%
(Loss) income before provision for income taxes	(11,779)	7,616	(19,395)	(254.7)%
Provision for income taxes	6,308	2,000	4,308	215.4%
Net (loss) income	(18,087)	5,616	(23,703)	(422.1)%
Less: (loss) income attributable to non-controlling interests	(577)	218	(795)	(364.7)%
Net (loss) income attributable to Privia Health Group, Inc.	$(17,510)	$5,398	$(22,908)	(424.4)%
Revenue
The following table presents our revenues disaggregated by source:

	For the Three Months Ended March 31,
(Dollars in Thousands)	2022	2021	Change ($)	Change (%)
FFS-patient care	$204,344	$169,578	$34,766	20.5%
FFS-administrative services	23,006	15,411	7,595	49.3%
Capitated revenue	48,330	—	48,330	—%
Shared savings	27,959	17,833	10,126	56.8%
Care management fees	8,804	8,570	234	2.7%
Other revenue	1,358	2,215	(857)	(38.7)%
Total Revenue	$313,801	$213,607	$100,194	46.9%
Three months ended March 31, 2022 and 2021
Revenue was $313.8 million for the three months ended March 31, 2022, an increase from $213.6 million for the three months ended March 31, 2021. Key drivers of this revenue growth were the addition of capitated revenue in the first quarter of 2022 of $48.3 million, FFS–patient care revenue, which increased $34.7 million, shared savings revenue, which increased $10.2 million, and FFS-administrative services which increased $7.6 million.
Growth in FFS-patient care revenue and FFS-administrative services was primarily attributed to an increase in visit volumes as COVID-19 restrictions were lifted in certain states as well as the addition of new providers. As of March 31, 2022, we had 3,370 implemented providers compared to 2,648 as of March 31, 2021. Capitated revenue growth is due to the commencement of at-risk capitation arrangements during the first quarter of 2022 resulting in an increase in revenue of $48.3 million. Shared savings growth was primarily due to more Attributed Lives in government programs. Care management fees growth was due mainly to an increase in the total number of VBC contracts that include the payment of care management fees and an increase in Attributed Lives. The decrease in other revenue was driven by various immaterial items.

Operating Expenses

	For the Three Months Ended March 31,
(Dollars in Thousands)	2022	2021	Change ($)	Change (%)
Operating Expenses:
Provider expense	$242,187	$161,113	$81,074	50.3%
Cost of platform	41,272	26,962	14,310	53.1%
Sales and marketing	4,661	3,184	1,477	46.4%
General and administrative	36,110	13,996	22,114	158.0%
Depreciation and amortization expense	1,118	445	673	151.2%
Total operating expenses	$325,348	$205,700	$119,648	58.2%
Provider expenses
Physician expenses were $242.2 million for the three months ended March 31, 2022 compared to $161.1 million for the three months ended March 31, 2021. This increase was driven primarily by the commencement of at-risk capitation arrangements during the first quarter of 2022 and higher FFS-patient care revenue and growth in Implemented Providers.
Cost of platform
Cost of platform expenses were $41.3 million for the three months ended March 31, 2022 an increase from $27.0 million for the three months ended March 31, 2021. This increase was primarily driven by increased investment in salaries and benefits of $6.6 million as we continue to grow, an increase of $4.6 million of stock-based compensation expense recognized during the three months ended March 31, 2022, and an increase in consulting costs of $3.0 million due to continued growth and market expansion.
Sales and marketing
Sales and marketing expenses were $4.7 million for the three months ended March 31, 2022 an increase from $3.2 million for the three months ended March 31, 2021. This increase was driven primarily by the increase of $0.8 million of stock-based compensation expense recognized during the three months ended March 31, 2022 and an increase in salaries and benefits of $0.5 million.
General and administrative
General and administrative expenses was $36.1 million for the three months ended March 31, 2022 an increase from $14.0 million for the three months ended March 31, 2021. The increase was primarily driven by the increase of $19.4 million of stock-based compensation expense recognized during the three months ended March 31, 2022, as a result of awards made in connection with the IPO.
Depreciation and amortization expense
Depreciation and amortization expenses was $1.1 million for the three months ended March 31, 2022 an increase from $0.4 million for the three months ended March 31, 2021. This increase was primarily driven by amortization of intangible assets related to the acquisition of BASS Privia Management Company of California, LLC (“BPMC”) and Privia Medical Group West Texas, PLLC, formerly known as Abilene Diagnostic Clinic, PLLC (“PMG West Texas” or “WTX Friendly Medical Group”) during the fourth quarter of 2021.
Interest expense
Interest expense remained materially unchanged for the three months ended March 31, 2022 as compared to the same period in 2021.
Provision for income taxes
The provision for income taxes was $6.3 million for the three months ended March 31, 2022 an increase from $2.0 million for the same period in 2021. The provision for the three months ended March 31, 2021 is primarily the result of the tax effect on the company’s income. The provision for the three months ended March 31, 2022 is primarily the result of the pre-tax loss offset by the non-deductible stock-based compensation expense related to the modification of vesting terms of options in connection with the Company’s IPO during the second quarter of 2021 in addition to the windfall tax benefit recorded on stock option exercises during the quarter.
Net loss attributable to non-controlling interests
Net loss attributable to non-controlling interests remained materially unchanged for the three months ended March 31, 2022 compared to the same period in 2021.

Liquidity and Capital Resources
General
To date, we have financed our operations principally through sale of our equity, payments received from various payers and through borrowings under the Credit Facilities. As of March 31, 2022, we had cash and cash equivalents of $315.9 million. We received $211.0 million of net proceeds received from the Company’s IPO and Anthem private placement on May 3, 2021. Our cash and cash equivalents primarily consist of highly liquid investments in money market funds and cash.
We believe that our cash and cash equivalents, including the proceeds from the IPO, and borrowing capacity under the Revolving Loan Facility (as defined under Note 8 “Note Payable”) together with cash flows from operations, will provide adequate resources to fund our short-term and long-term operating and capital needs. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary because of, and our future capital requirements will depend on many factors, including our growth rate, and the timing and extent of spending to increase our sales and marketing activities. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, and financial condition would be adversely affected.
Indebtedness
On November 15, 2019, the Company entered into a Credit Agreement (the “Original Credit Agreement”) by and among Privia Health, LLC, as the borrower, PH Group Holdings Corp., as a guarantor, certain subsidiaries of Privia Health, LLC, as guarantors, Silicon Valley Bank, as administrative agent and collateral agent (the “Administrative Agent”), and the several lenders from time to time party thereto. The Original Credit Agreement provided for up to $35.0 million in term loans (the “Term Loan Facility”) that mature on November 15, 2024 with interest payable monthly at the lesser of LIBOR plus 2.0% or ABR plus 1.0% payable monthly (3.0% at March 31, 2022), plus up to an additional $10.0 million of financing (which was increased to $15.0 million in connection with the first amendment) in the form of a revolving loan (the “Revolving Loan Facility” and together with the Term Loan Facility, the “Credit Facilities”). The Revolving Loan Facility also includes a letter of credit sub-facility in the aggregate availability amount of $2.0 million and a swingline sub-facility in the aggregate availability amount of $2.0 million. The Company borrowed $35.0 million in term loans on November 15, 2019.
During August 2021, the Company and certain of its subsidiaries entered into the Third Amendment to the Credit Agreement
The Third Amendment increased the size of the Revolving Loan Facility to $65.0 million, increased the letter of credit sub-facility to $5.0 million and extended the maturity date of the Credit Agreement to August 27, 2026. As amended, borrowings under the Credit Agreement bear interest at a rate equal to (i) in the case of eurodollar loans, LIBOR plus an applicable margin, subject to a 0.5% floor, and (ii) in the case of ABR loans, an ABR rate plus an applicable margin, subject to a floor of 1.5%. In addition, the Amendment, among other things, (i) changed the Term Loan Facility amortization schedule to 0.625% of the original principal amount of term loans for the fiscal quarters ending September 30, 2021 through and including June 30, 2024 and 1.25% of the original principal amount of term loans for the fiscal quarters ending thereafter and (ii) added a 1.0% prepayment premium for any term loans prepaid within six months of the effective date of the Third Amendment. The Third Amendment converted the financial covenants in the Original Credit Agreement to “springing” financial covenants, so that at any time the Company’s cash is less than 125% of the outstanding borrowings under the Credit Facilities, or at least $15.0 million of borrowings are outstanding under the Revolving Loan, the Company will be required to maintain (i) a consolidated fixed charge coverage ratio of not less than 1.25 to 1.0, and (ii) a consolidated leverage ratio of no more than 3.0 to 1.0. As of March 31, 2022, the Company had $33.0 million in principal amount of indebtedness outstanding under the Term Loan Facility. As of March 31, 2022, “springing” financial covenants were not applicable.
See Note 8 “Note Payable” to the condensed consolidated financial statements for a discussion about our Credit Facilities.

Cash Flows
Our cash requirements within the next twelve months include provider liabilities, accounts payable and accrued liabilities, current maturities of long-term debt, and purchase commitments and other obligations. We expect the cash required to meet these obligations to be primarily generated through cash flows from current operations from cash available for general corporate use. Based on current and anticipated levels of operations, we anticipate that net cash provided by operating activities, together with the available cash on hand at March 31, 2022, should be adequate to meet anticipated cash requirements for the short term (next 12 months) and long term (beyond 12 months).
The following table presents a summary of our condensed consolidated cash flows from operating, investing and financing activities for the periods indicated.

	For the Three Months Ended March 31,
	2022	2021
(in thousands)
Condensed Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(5,320)	$(2,476)
Net cash used in investing activities	(34)	—
Net cash provided by (used in) financing activities	705	(219)
Net decrease in cash and cash equivalents	$(4,649)	$(2,695)
Operating Activities
Net cash used in operating activities was $5.3 million for the three months ended March 31, 2022, an increase from $2.5 million for the same period in 2021. Significant changes impacting net cash used in operating activities for the three months ended March 31, 2022 compared to the same period in 2021 were as follows:
•An increase of $(48.8) million in accounts receivable, net, for the three months ended March 31, 2022 compared to the same period in 2021 of $(17.6) million, a difference of $(31.2) million. The increase is primarily driven by the commencement of at-risk capitation arrangements during the first quarter of 2022 and an increase in FFS and VBC revenue.
•An increase of $31.6 million in provider liability for the three months ended March 31, 2022 compared to an increase of $17.0 million during the same period in 2021, a difference of $14.6 million. The increase is primarily due to the commencement of at-risk capitation arrangements during the first quarter of 2022, accounting for $14.9 million of the increase.
•Decrease of $(23.7) million related to (loss) of $(18.1) million during the three months ended March 31, 2022 compared to income of $5.6 million same period in 2021, primarily driven by the recognition of $(24.9) million of non-cash stock-based compensation expense related to awards made in connection with the IPO.
Investing Activities
Net cash used in investing activities remained materially unchanged for the three months ended March 31, 2022 and 2021.
Financing Activities
Net cash provided by financing activities was $0.7 million for the three months ended March 31, 2022, an increase from net cash used of $(0.2) million for financing activities for the same period in 2021. This increase primarily related net proceeds from stock options exercised of $0.8 million.
Contractual Obligations, Commitments and Contingencies
Operating Leases. The Company leases office space under various operating lease agreements. The initial terms of these leases range from 2 to 9 years and generally provide for periodic rent increases, renewal, and termination operations. Total rent expense under operating leases was $0.7 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively.
Off Balance Sheet Obligations. We do not have any off-balance sheet arrangements as of March 31, 2022.
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
There have been no changes to the critical accounting policies reported in the 2021 Annual Form 10-K that affect our significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements other than those outlined in Note 1, "Organization and Summary of Significant Accounting Policies" and discussed below.
Value Based Care (“VBC”) Revenue
The Company’s VBC business consists of its clinically integrated network and ACOs which bring together independent physician practices within our medical groups to focus on sharing data, improving care coordination, and collaborating on initiatives to improve outcomes and lower healthcare spending. The Company has contracts with the U.S. federal government and large payer organizations that are multi-year in nature typically ranging from three to five years and revenue is earned as: (1) Capitated revenue (2) on a shared savings basis and (3) Care management fees on a per member per month basis.
Capitated Revenue
Capitated revenue consists of capitation fees earned under contracts with various Medicare Advantage payers (“payers”) in at-risk capitation arrangements. The Company is entitled to monthly fees to provide a defined range of healthcare services for Medicare Advantage health plan members (“attributed beneficiaries” or “attributed lives”) attributed to the Company’s contracted physicians (typically primary care). Monthly fees are determined as a percentage of the premium payers receive from the Centers for Medicare & Medicaid Services (“CMS”) for these attributed beneficiaries. In at-risk arrangements, the Company generally accepts financial risk for beneficiaries attributed to its contracted physicians and, therefore, is responsible for the cost of contracted healthcare services required by those beneficiaries in accordance with the terms of each agreement. Fees are recorded gross in revenue because the Company is acting as a principal in coordinating and controlling the range of services provided (other than clinical decisions) under its Capitated revenue contracts with payers. Capitated revenue contracts with payers are generally multi-year arrangements and have a single monthly stand ready performance obligation, as defined by ASC 606, “Revenue From Contracts With Customers”, to provide all aspects of necessary medical care to members for the contracted period. The Company recognizes revenue in the month in which eligible beneficiary is entitled to receive healthcare benefits during the contract term.
The transaction price for the Company’s capitation contracts is a fixed percentage of premium per attributed life with periodic adjustment, as the monthly fees to which the Company are entitled are subject to periodic adjustments under CMS’s risk adjustment payment methodology. CMS deploys a risk adjustment model that determines premiums paid to all payers according to each attributed life’s health status and certain demographic factors. Under this risk adjustment methodology, CMS calculates the risk adjusted premium payment using diagnosis data from various settings. The Company and healthcare providers collect and submit diagnosis data to payers (and ultimately to CMS) to be utilized in the determination of risk adjustments and such data is used by the Company to estimate any adjustments to the Capitated revenue earned that may increase or decrease revenue in subsequent periods pursuant to contractual terms. Such adjustments are estimated using the most likely amount methodology and amounts are only included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved. Capitated revenue fees are also subject to adjustment for incentives or penalties based on the achievement of certain quality metrics defined in the Company’s contracts with payers. The Company recognizes incentive revenue as earned using the most likely amount methodology and only to the extent that it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved.
Neither the Company nor any of its affiliates are a registered insurance company as state law in the states in which we operate do not require such registration for risk bearing providers.
Provider expense
Provider expense, previously referred to as “Physician and Practice expense”, are amounts accrued or payments made to physicians, hospitals and other service providers, including Privia physicians, their related physician practices, and providers the Company has contracted with through payer partners. Those costs include physician guaranteed payments and other required distributions pursuant to the service agreements as well as medical claims costs for services provided to attributed beneficiaries under at-risk capitated revenue arrangements for which the Company is financially responsible whether paid directly by the Company or indirectly by payers with whom the Company has contracted. Provider expenses are recognized in the period in which services are provided.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes.
Interest Rate Risk
Our primary market risk exposure is changing prime rate-based interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. Our Credit Agreement bears interest at a floating rate equal to the lesser of LIBOR plus 2.0% or ABR plus 1.0%. As of March 31, 2022, we had total outstanding debt of $33.0 million in principal amount under the Loan Agreement. Based on the amount outstanding, a 100 basis point increase or decrease in market interest rates over a twelve-month period would result in a change to interest expense of $0.3 million.
Inflation Risk
Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2022.
Changes to our Internal Controls over Financial Reporting
There were no changes made to the Company’s internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K filed with the SEC.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Use of Proceeds from Initial Public Offering
On May 3, 2021, we completed our IPO pursuant to a Registration Statement (File No. 333-255086), which was declared effective on April 28, 2021. There have been no material change in the planned use of proceeds from the IPO from those that were described in the final prospectus filed pursuant to Rule 424(b) under the Securities Act and our Annual Report on Form 10-K for the year ended December 31, 2021.
ITEM 3. DEFAULT UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

Item 6.    EXHIBITS

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, filed herewith.

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Schema **

101.CAL	XBRL Taxonomy Definition **

101.DEF	XBRL Taxonomy Calculation **

101.LAB	XBRL Taxonomy Labels **

101.PRE	XBRL Taxonomy Presentation **

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)**
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

Privia Health Group, Inc.

Dated:	May 12, 2022	/s/ David Mountcastle
Name: David Mountcastle
Title: Executive Vice President, Chief Financial Officer and Authorized Officer