Form 10-Q
period 2022-06-30
Privia Health Group, Inc.
filed 2022-08-11
CIK 1759655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 5, 2022, the registrant had outstanding 111,326,147 shares of common stock.

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
•our reliance on our electronic medical record (“EMR”) vendor, athenahealth, Inc., which the Privia Technology Solution is integrated with and built upon;
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

Part I - Financial Information
ITEM 1. FINANCIAL STATEMENTS
Privia Health Group, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$292,193	$320,577
Accounts receivable	213,889	117,402
Prepaid expenses and other current assets	15,188	8,697
Total current assets	521,270	446,676
Non-current assets:
Property and equipment, net	3,959	4,502
Right-of-use asset	8,808	9,634
Intangible assets, net	59,070	59,738
Goodwill	126,938	127,938
Deferred tax asset	21,822	33,364
Other non-current assets	3,123	4,521
Total non-current assets	223,720	239,697
Total assets	$744,990	$686,373

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$40,334	$45,985
Provider liability	221,877	140,708
Current portion of note payable	—	875
Operating lease liabilities, current	2,929	2,893
Total current liabilities	265,140	190,461
Non-current liabilities:
Note payable, net of current portion	—	31,688
Operating lease liabilities, non-current	9,744	11,043
Other non-current liabilities	3,000	3,000
Total non-current liabilities	12,744	45,731
Total liabilities	277,884	236,192
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.01 par value, 1,000,000,000 and 1,000,000,000 shares authorized; 109,582,734 and 107,837,741 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	1,096	1,078
Additional paid-in capital	680,152	633,902
Accumulated deficit	(236,093)	(208,108)
Total Privia Health Group, Inc. stockholders’ equity	445,155	426,872
Non-controlling interest	21,951	23,309
Total stockholders’ equity	467,106	450,181
Total liabilities and stockholders’ equity	$744,990	$686,373
The accompanying notes are an integral part of these condensed consolidated financial statements.

Privia Health Group, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Revenue	$335,536	$225,756	$649,337	$439,363

Operating expenses:
Provider expense	259,311	169,937	501,498	331,050
Cost of platform	42,384	68,731	83,656	95,693
Sales and marketing	4,819	11,178	9,480	14,362
General and administrative	33,107	168,657	69,217	182,653
Depreciation and amortization	1,165	440	2,283	885
Total operating expenses	340,786	418,943	666,134	624,643
Operating loss	(5,250)	(193,187)	(16,797)	(185,280)
Interest expense	663	302	895	593
Loss before provision for (benefit from) income taxes	(5,913)	(193,489)	(17,692)	(185,873)
Provision for (benefit from) income taxes	5,468	(20,004)	11,776	(18,004)
Net loss	(11,381)	(173,485)	(29,468)	(167,869)
Less: loss attributable to non-controlling interests	(906)	(951)	(1,483)	(733)
Net loss attributable to Privia Health Group, Inc.	$(10,475)	$(172,534)	$(27,985)	$(167,136)
Net loss per share attributable to Privia Health Group, Inc. stockholders – basic and diluted	$(0.10)	$(1.68)	$(0.26)	$(1.68)
Weighted average common shares outstanding – basic and diluted	108,685,835	102,739,033	108,374,181	99,381,053
The accompanying notes are an integral part of these condensed consolidated financial statements.

Privia Health Group, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands except share amounts)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity attributable to Privia Health Group, Inc.	Non-controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2020	95,985,817	$960	$165,666	$(19,878)	$146,748	$(3,096)	$143,652
Stock-based compensation expense	—	—	101	—	101	—	101
Net income	—	—	—	5,398	5,398	218	5,616
Balance at March 31, 2021	95,985,817	$960	$165,767	$(14,480)	$152,247	$(2,878)	$149,369
Issuance of common stock upon closing of initial public offering	9,725,000	97	210,897	—	210,994	—	210,994
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	29,645	—	33	—	33	—	33
Stock-based compensation expense	—	—	202,560	—	202,560	—	202,560
Net loss	—	—	—	(172,534)	(172,534)	(951)	(173,485)
Balance at June 30, 2021	105,740,462	$1,057	$579,257	$(187,014)	$393,300	$(3,829)	$389,471

Balance at December 31, 2021	107,837,741	$1,078	$633,902	$(208,108)	$426,872	$23,309	$450,181
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	435,030	5	794	—	799	—	799
Stock-based compensation expense	—	—	24,881	—	24,881	—	24,881
Contributed non-controlling interest	—	—	—	—	—	125	125
Net loss	—	—	—	(17,510)	(17,510)	(577)	(18,087)
Balance at March 31, 2022	108,272,771	$1,083	$659,577	$(225,618)	$435,042	$22,857	$457,899
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	1,309,963	13	2,105	—	2,118	—	2,118
Stock-based compensation expense	—	—	18,470	—	18,470	—	18,470
Net loss	—	—	—	(10,475)	(10,475)	(906)	(11,381)
Balance at Balance at June 30, 2022	109,582,734	$1,096	$680,152	$(236,093)	$445,155	$21,951	$467,106

The accompanying notes are an integral part of these condensed consolidated financial statements.

Privia Health Group, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(29,468)	$(167,869)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	615	564
Amortization of intangibles	1,668	320
Amortization of debt issuance costs	687	77
Stock-based compensation	43,351	202,661
Deferred tax expense	11,542	(18,209)
Changes in asset and liabilities:
Accounts receivable	(96,487)	(27,754)
Prepaid expenses and other current assets	(6,491)	(3,494)
Other non-current assets and right-of-use asset	2,225	(4,281)
Accounts payable and accrued expenses	(5,651)	(6,554)
Provider liability	81,169	24,216
Operating lease liabilities	(1,263)	10,312
Other long-term liabilities	—	(5,262)
Net cash provided by operating activities	1,897	4,727
Cash from investing activities
Purchases of property and equipment	(73)	(199)
Net cash used in investing activities	(73)	(199)
Cash flows from financing activities
Proceeds from initial public offering	—	223,686
Payments of underwriting fees, net of discounts and offering costs	—	(12,658)
Repayment of note payable	(33,250)	(438)
Proceeds from exercised stock options	2,917	—
Proceeds from non-controlling interest	125	—
Net cash (used in) provided by financing activities	(30,208)	210,590
Net (decrease) increase in cash and cash equivalents	(28,384)	215,118
Cash and cash equivalents at beginning of period	320,577	84,633
Cash and cash equivalents at end of period	$292,193	$299,751

Supplemental disclosure of cash flow information:
Interest paid	$647	$585
Income taxes paid	$245	$451

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
The Company uses the same operational and financial model in each market. As of June 30, 2022, Privia operates in nine markets: 1) the Mid-Atlantic Region (states of Virginia, Maryland and the District of Columbia); 2) the state of Georgia; 3) the Gulf Coast Region (Houston, Texas); 4) North Texas (Dallas/Fort Worth, Texas); 5) West Texas (Abilene, Texas); 6) Central Florida; 7) the state of Tennessee; 8) the state of California and 9) the state of Montana.
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
The results of operations for the six months ended June 30, 2022, are not indicative of the results to be expected for the full fiscal year ending December 31, 2022. The condensed balance sheet at December 31, 2021, was derived from audited annual financial statements but does not contain all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of only normal and recurring adjustments) considered necessary for a fair statement have been included.
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
The characteristics of both (a) and (b) do not exist and as such the Non-Owned Medical Groups do not represent VIEs. Accordingly, the Company has not consolidated the financial position, results of operations or cash flows of the Non-Owned Medical Groups that are affiliated with the Company by means of a service agreement for the three and six months ended June 30, 2022 and 2021. Each time that it enters into a new service agreement or enters into a material amendment to an existing service agreement, the Company considers whether the terms of that agreement or amendment would change the elements it considers in accordance with the VIE guidance. The same analysis was performed for the Affiliated Practices of Owned Medical Groups, which have contractual relationships with Privia through the SSA, and the Company determined they do not represent VIEs as they do not meet the criteria in ASC 810 for similar reasons outlined above.
The Company, however, does meet the criteria for consolidation of the Friendly Medical Groups based on the discussion above.
During the fourth quarter of 2021, the Company launched Privia Medical Group – West Texas, PLLC, formerly known as Abilene Diagnostic Clinic (“PMG West Texas”). PMG West Texas is a physician-owned Medical Group, with PMG West Texas Holdings, PLLC (“Friendly WTX PC”), a Texas professional limited liability company entirely owned by a licensed physician with a leadership role in the Company, owning majority membership interests and having governance and control rights via the governing documents of PMG West Texas. The Company has a contractual relationship with Friendly WTX PC through a Restriction Agreement. The VIE analysis was performed, and the Company determined that characteristic (b) exists as a result of meeting (ii) and (iv) and as such, PMG West Texas and Friendly WTX PC do represent VIEs and are consolidated as they do meet the criteria in ASC 810.
Similarly, during the fourth quarter of 2021, the Company established a second Friendly Medical Group in the State of Tennessee - Privia Medical Group Tennessee, PLLC (“PMG-TN”). PMG-TN is a physician owned Medical Group, with PMG-TN Physicians, PLLC, a Tennessee professional limited liability company entirely owned by a licensed physician with a leadership role in the Company (“Friendly TN PC”), owning 51% of the membership interests therein and having governance and control rights via the governing documents of PMG-TN. Again, the same analysis was performed, and the Company determined that characteristic (b) exists as a result of meeting (ii) and (iv) and as such, PMG-TN and Friendly TN PC do represent VIEs as they do meet the criteria in ASC 810.
The aggregated carrying value of the Company’s VIE’s for both the current assets and liabilities included in the consolidated balance sheets after elimination of intercompany transactions were $2.9 million as of June 30, 2022 and $4.2 million as of December 31, 2021.
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
On March 27, 2020, the CARES Act was passed. It is intended to provide economic relief to individuals and businesses affected by the coronavirus pandemic. It also contains provisions related to healthcare providers’ operations and the issues caused by the coronavirus pandemic. Pursuant to the CARES Act the Company elected to defer its portion of Social Security taxes in 2020, which may be repaid over two years as follows: 50% by the end of 2021 and 50% by the end of 2022. During the year ended December 31, 2021, 50% of the Social Security taxes were repaid. Approximately $0.8 million is recorded in accounts payable and accrued expenses on the balance sheet as of June 30, 2022 related to this deferral and the Company intends to remit payment by the end of 2022.
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
Significant Accounting Policies
The Company described its significant accounting policies in Note 1 of the notes to condensed consolidated financial statements for the year ended December 31, 2021 in the Annual Form 10-K. During the three and six months ended June 30, 2022, there were no significant changes to those accounting policies and estimates, other than those policies impacted by the Florida and the Mid-Atlantic ACOs entering into Capitated revenue payer arrangements. These agreements cover healthcare services provided to approximately 23,000 Medicare Advantage beneficiaries effective January 1, 2022. The impacts to the financial statements and accounting policies of these new agreements are noted and further discussed below.
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
Value Based Care (“VBC”) Revenue
The Company’s VBC business consists of its clinically integrated network and ACOs which bring together independent physician practices within our medical groups to focus on sharing data, improving care coordination, and collaborating on initiatives to improve outcomes and lower healthcare spending. The Company has contracts with the U.S. federal government and large payer organizations that are multi-year in nature, typically ranging from three to five years, and revenue is earned as: (1) Capitated revenue (2) on a shared savings basis and (3) Care management fees on a per member per month basis.
Capitated Revenue
Capitated revenue consists of capitation fees earned under contracts with various Medicare Advantage payers (“payers”) in at-risk capitation arrangements. The Company is entitled to monthly fees to provide a defined range of healthcare services for Medicare Advantage health plan members (“attributed beneficiaries” or “attributed lives”) attributed to the Company’s contracted physicians (typically primary care). Monthly fees are determined as a percentage of the premium payers receive from the Centers for Medicare &

Medicaid Services (“CMS”) for these attributed beneficiaries. In at-risk arrangements, the Company generally accepts financial risk for beneficiaries attributed to its contracted physicians and, therefore, is responsible for the cost of contracted healthcare services required by those beneficiaries in accordance with the terms of each agreement. Fees are recorded gross in revenue because the Company is acting as a principal in coordinating and controlling the range of services provided (other than clinical decisions) under its Capitated revenue contracts with payers. Capitated revenue contracts with payers are generally multi-year arrangements and have a single monthly stand ready performance obligation, as defined by ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), to provide all aspects of necessary medical care to members for the contracted period. The Company recognizes revenue in the month in which the eligible beneficiary is entitled to receive healthcare benefits during the contract term.
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

2. Revenue Recognition
The following table presents our revenues disaggregated by source:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in Thousands)	2022	2021	2022	2021
FFS-patient care	$211,286	$180,821	$415,630	$350,398
FFS-administrative services	23,635	15,345	46,641	30,756
Capitated revenue	57,738	—	106,068	—
Shared savings	32,094	18,879	60,053	36,712
Care management fees	9,476	9,374	18,280	17,945
Other revenue	1,307	1,337	2,665	3,552
Total revenue	$335,536	$225,756	$649,337	$439,363
Fee-for-service (“FFS”) patient care is primarily generated from third-party payers with which the Company has established contractual billing arrangements. The following table presents the approximate percentages by source of net operating revenue received for healthcare services we provided for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Commercial insurers	69%	67%	70%	68%
Government payers	16%	17%	15%	16%
Patient	15%	16%	15%	16%
	100%	100%	100%	100%
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
Contract Asset
The Company has the following contract assets and unearned revenue:

(Dollars in Thousands)	June 30, 2022	December 31, 2021
Balances for contracts with customers
Accounts receivable	213,889	117,402
Unearned revenue	507	404
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

3. Goodwill and Intangible Assets, Net
For the purposes of the goodwill impairment assessment, the Company as a whole is considered to be a reporting unit. The Company recognizes the excess of the purchase price, plus the fair value of any non-controlling interests in the acquiree, over the fair value of identifiable net assets acquired as goodwill. The Company performs a qualitative assessment on goodwill at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. If it is determined in the qualitative assessment that the fair value of a reporting unit is more likely than not below its carrying amount, then the Company will perform a quantitative impairment test. The quantitative goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. Any excess in the carrying value of a reporting unit’s goodwill over its fair value is recognized as an impairment loss, limited to the total amount of goodwill allocated to that reporting unit. The Company’s carrying value of goodwill at June 30, 2022 and December 31, 2021 is approximately $126.9 million and $127.9 million, respectively. The most recently completed annual impairment test of goodwill was performed as of October 1, 2021 and it was determined that no impairment existed. No indicators of impairment were identified during the six months ended June 30, 2022 and 2021.
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
A summary of the Company’s intangible assets is as follows:

	June 30, 2022		December 31, 2021
(Dollars in thousands)	Intangible Assets	Accumulated Amortization	Intangible Assets	Accumulated Amortization
Trade names	$4,600	$1,801	$4,600	$1,689
Consumer customer relationships	2,500	1,957	2,500	1,835
PMG customer relationships	600	195	600	184
Management Service Agreement (Complete MD)	2,200	927	2,200	860
Physician network	1,520	75	1,520	26
Payer contracts	2,750	97	2,750	33
MSO Service Agreement (BPMC)	51,800	1,848	50,800	605
	65,970	$6,900	64,970	$5,232
Less accumulated amortization	(6,900)		(5,232)
Intangible assets, net	$59,070		$59,738
The remaining weighted average life of all amortizable intangible assets is approximately 18.5 years at June 30, 2022.
Amortization expense for intangible assets was approximately $0.9 million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively, and $1.7 million and $0.3 million for the six months ended June 30, 2022 and 2021, respectively.

Estimated amortization expense for the Company’s intangible assets for the following five years is as follows:

(Dollars in Thousands)
Remainder of 2022	$1,671
2023	3,342
2024	3,259
2025	3,092
2026	3,092
Thereafter	44,614
Total	$59,070
4. Leases
The Company leases office space under various operating lease agreements. The initial terms of these leases range from 2 to 9 years and generally provide for periodic rent increases and renewal options.
The components of lease expense were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in Thousands)	2022	2021	2022	2021
Operating lease cost	$666	$485	$1,330	$931

Cash paid for amounts included in the measurement of lease liabilities - operating leases			$1,467	$1,250
Weighted-average remaining lease term - operating leases			4.8 Years	5.1 Years
Weighted-average discount rate - operating leases			3.0%	3.5%

The aggregate future lease payments for operating leases in the years subsequent to June 30, 2022 are as follows:

(Dollars in Thousands)
Remainder of 2022	$1,272
2023	2,962
2024	2,996
2025	2,980
2026	2,173
Thereafter	1,231
Total future lease payments	13,614
Imputed interest	(940)
Total	$12,674
5.Property and Equipment, Net
A summary of the Company’s property and equipment, net is as follows:

(Dollars in Thousands)	June 30, 2022	December 31, 2021
Furniture and fixtures	$1,402	$1,110
Computer equipment	1,626	1,864
Leasehold improvements	4,855	4,827
	7,883	7,801
Less accumulated depreciation and amortization	(3,924)	(3,299)
Property and equipment, net	$3,959	$4,502

6.Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

(Dollars in Thousands)	June 30, 2022	December 31, 2021
Accounts payable	$6,521	$2,973
Accrued employee compensation and benefits	10,127	7,491
Bonuses payable	6,005	12,292
Other accrued expenses	17,681	23,229
Total accounts payable and accrued expenses	$40,334	$45,985
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
Each period, the Company re-examines previously established provider liability estimates based on actual claim submissions and other changes in facts and circumstances. As more complete claims information becomes available, the Company adjusts its estimates and recognizes those changes in estimates in the period in which the change is identified. The difference between the estimated liability and the actual settlements of claims is recognized in the period in which the claims are settled. The Company’s physician and practice liability balance represents management’s best estimate of its liability for unpaid Provider expenses as of June 30, 2022. The Company uses judgment to determine the appropriate assumptions for developing the required estimates.
The Company’s liabilities for unpaid medical claims under at-risk capitation arrangements, which are included in Provider liability in the Company’s condensed consolidated balance sheets, were as follows:

(Dollars in Thousands)
Balance at December 31, 2021	$—
Incurred health care costs:
Current year	106,068
Prior years	—
Total claim incurred	106,068
Claims paid:
Current year	(72,041)
Prior year	—
Total claims paid	(72,041)
Adjustments to other claims-related liabilities	—
Balance at June 30, 2022	$34,027

8. Note Payable
The Company’s Credit Facilities consists of the following:

(Dollars in Thousands)	June 30, 2022	December 31, 2021
Note payable	$—	$33,250
Less debt issuance costs	—	(687)
Less current portion	—	(875)
Note payable, net	$—	$31,688
On November 15, 2019, the Company entered into a Credit Agreement (the “Original Credit Agreement”) by and among Privia Health, LLC, as the borrower, PH Group Holdings Corp., as a guarantor, certain subsidiaries of Privia Health, LLC, as guarantors, Silicon Valley Bank, as administrative agent and collateral agent (the “Administrative Agent”), and the several lenders from time to time party thereto. The Original Credit Agreement provided for up to $35.0 million in term loans (the “Term Loan Facility”) that mature on November 15, 2024 with interest payable monthly at the lesser of LIBOR plus 2.0% or ABR plus 1.0% payable monthly (3.0% at June 30, 2022), plus up to an additional $10.0 million of financing (which was increased to $15.0 million in connection with the first amendment) in the form of a revolving loan (the “Revolving Loan Facility” and together with the Term Loan Facility, the “Credit Facilities”). The Revolving Loan Facility also includes a letter of credit sub-facility in the aggregate availability amount of $2.0 million and a swingline sub-facility in the aggregate availability amount of $2.0 million. The Company borrowed $35.0 million in term loans on November 15, 2019.
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
On June 24, 2022, the Company voluntarily prepaid the outstanding indebtedness under the Term Loan Facility. The Company’s prepayment to the lenders was approximately $33.1 million, including accrued interest. The Company did not incur any prepayment penalties in connection with the repayment of the term loan, which had a scheduled maturity of August 27, 2026. The prepayment was made with cash on hand. Pursuant to this repayment, the Company accelerated recognition of $0.6 million of expense related to the remaining unamortized debt issuance costs. Including this accelerated expense, amortization expense of approximately $0.7 million and $0.1 million was recorded for the six months ended June 30, 2022 and 2021, respectively. The Revolving Loan Facility remains in place and available to the Company. As of June 30, 2022 and December 31, 2021 there were no amounts outstanding under the Revolving Loan Facility.
Interest expense relating to the Credit Facilities, inclusive of amortization of deferred financing costs, was approximately $0.7 million and $0.3 million for the three months ended June 30, 2022 and 2021, respectively, and $0.9 million and $0.6 million for the six months ended June 30, 2022 and 2021, respectively.
Substantially all of the Company’s real and personal property serve as collateral under the above debt arrangements.

9. Income Taxes
The Company recorded a provision for (benefit from) income tax of $5.5 million and $(20.0) million for the three months ended June 30, 2022 and 2021, respectively, and $11.8 million and $(18.0) million for the six months ended June 30, 2022 and 2021, respectively. This represents an annual effective tax rate of (66.6)% and 9.7% as of June 30, 2022 and 2021, respectively. The effective tax rate for the three and six month period ended June 30, 2022 were impacted by the non-deductible stock-based compensation expense related to the Company’s IPO and its effect on the pre-tax loss. The effective tax rate for the three and six month periods ended June 30, 2021 was lower than the statutory rate due to the effect on the pre-tax loss of the non-deductible stock-based compensation expense related to the Company’s IPO.
Management considers both positive and negative evidence when evaluating the recoverability of our DTAs. The assessment is required to determine whether, based on all available evidence, it is more likely than not (i.e., greater than a 50% probability) that all or some portion of the DTAs will be realized in the future. As of June 30, 2022 and 2021, the weight of all available positive evidence was greater than the weight of all negative evidence, so a valuation allowance against the deferred tax asset was not recorded.
10. Stockholders’ Equity
Elevance Health Inc.f.k.a. Anthem, Inc. (“Elevance Health”) Private Placement
On May 3, 2021, concurrent with the closing of its IPO, the Company issued and sold, 4,000,000 shares of common stock, par value $0.01 per share, of the Company for an aggregate purchase price of $92 million (the “Private Placement”), or $23.00 per share, in a private placement to an affiliate of Elevance Health. As of May 3, 2021, Elevance Health holds approximately 3.9% of the issued and outstanding common stock of the Company. The securities issued to the Investor in the Private Placement were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.
Stock option plan
The PH Group Holdings Corp. Stock Option Plan (the “PH Group Option Plan”) was created on January 17, 2014. The employees of the Company and its subsidiaries, consultants of the Company and the employees of Brighton Health Plan Services Holdings Corp. (BHPS) (a wholly-owned subsidiary of BHG Holdings) and its subsidiaries who have performed services for the Company were the participants of the PH Group Option Plan. The aggregate number of shares of common stock for which options may be granted under the PH Group Option Plan shall not exceed 4,229,850 shares.
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

2021 Employee Stock Purchase Plan
In April 2021, the Company’s Board of Directors approved the Company’s 2021 Employee Stock Purchase Plan (“2021 ESPP”). The 2021 ESPP became effective upon the execution of the underwriting agreement for the Company’s IPO in April 2021. Per the Plan, shares may be newly issued shares, treasury shares or shares acquired on the open market. The Compensation Committee may elect to increase the total number of Shares available for purchase under the Plan as of the first day of each Company fiscal year following the Effective Date in an amount equal to up to one percent (1%) of the shares issued and outstanding on the immediately preceding December 31; provided that the maximum number of shares that may be issued under the Plan in any event shall be 10,278,581 shares. As June 30, 2022, the Company has reserved 1,027,858 shares of common stock for issuance under the 2021 ESPP.
Stock option activity
The following table summarizes stock option activity under the PH Parent Option Plan and 2021 Plan:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2021	19,916,202	$5.90	9.36	$398,117
Granted	93,793	26.35
Exercised	(1,647,247)	2.01
Forfeited	(115,223)	19.76
Balance at June 30, 2022	18,247,525	$6.27	9.53	$417,248
Exercisable June 30, 2022	11,797,301	$2.01	9.74	$319,821
RSU Activity
The following table summarizes the RSU activity under the 2021 Plan:

	Number of Shares	Grant Date Fair Value
Unvested and outstanding at December 31, 2021	984,901	$23.23
Granted	1,109,150	24.14
Vested	(103,263)	23.00
Forfeited	(42,800)	24.09
Unvested and outstanding at June 30, 2022	1,947,988	$23.74
Stock-based compensation expense
Total stock-based compensation expense for the three months ended June 30, 2022 and 2021, was approximately $18.5 million and $202.6 million, respectively, and $43.4 million and $202.7 million for the six months ended June 30, 2022 and 2021, respectively. At June 30, 2022, there was approximately $78.7 million of unrecognized stock-based compensation expense related to unvested options and RSUs, net of forfeitures, that is expected to be recognized over a weighted-average period of 1.3 years.
Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in Thousands)	2022	2021	2022	2021
Cost of platform	$3,664	$36,040	$8,287	$36,040
Sales and marketing	741	7,694	1,529	7,694
General and administrative	14,065	158,826	33,535	158,927
Total stock-based compensation	$18,470	$202,560	$43,351	$202,661

11. Commitments and Contingencies
There are no material commitments and contingencies as of June 30, 2022.
12. Concentrations of Credit Risk
Our financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. While our cash and cash equivalents are managed by reputable financial institutions, the Company’s cash balances with the individual institutions may at times exceed the federally insured limits. At June 30, 2022, substantially all of the Company’s cash and cash equivalents were held at two financial institutions. The Company believes these financial institutions are financially sound and that minimal credit risk exists.
The Company receives payment for medical services provided to patients by its physicians through contracts with payers. Six payers within the network accounted for approximately 74% of such payments for both the three and six month periods ended June 30, 2022 and 2021, respectively. The Company evaluates accounts receivable to determine if they will ultimately be collected. In performing this evaluation, significant judgments and estimates are involved, such as past experience, credit quality, age of the receivable balance and current economic conditions that may affect ability to pay. As of June 30, 2022 and December 31, 2021, the Company had six payers within the network that made up approximately 69% and 68% of accounts receivable, respectively.
13. Net Loss Per Share
A reconciliation of net loss available to common shareholders and the number of shares in the calculation of basic and diluted earnings loss per share was calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except for share and per share amounts)	2022	2021	2022	2021
Net loss attributable to Privia Health Group, Inc. common stockholders	$(10,475)	$(172,534)	$(27,985)	$(167,136)
Weighted average common shares outstanding - basic and diluted	108,685,835	102,739,033	108,374,181	99,381,053
Earnings per share attributable to Privia Health Group, Inc. common stockholders – basic and diluted	$(0.10)	$(1.68)	$(0.26)	$(1.68)
The treasury stock method is used to consider the effect of the potentially dilutive stock options. The following outstanding shares of potentially dilutive securities were excluded from computation of diluted loss per share attributable to common stockholders for the period presented because including them would have been antidilutive:

	Six Months Ended June 30,
	2022	2021
Potentially dilutive stock options to purchase common stock and RSUs	20,195,513	23,039,656
Total potentially dilutive shares	20,195,513	23,039,656
14. Segment Financial Information
The Company determined in accordance with ASC 280, that the Company operates in and reports as a single operating segment, which is to care for its patients’ needs. Operating segments are identified as components of an enterprise where separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”), or decision-making group, who reviews financial operating results on a regular basis for the purpose of allocating resources and evaluating financial performance.
The Company defines its CODM as its Chief Executive Officer, who regularly reviews financial operating results on a consolidated basis for purposes of allocating resources and evaluating financial performance. Although the Company derives its revenues from a number of different geographic regions, the Company neither allocates resources based on the operating results from the individual regions, nor manages each individual region as a separate business unit. The Company’s CODM manages the operations on a consolidated basis to make decisions about overall corporate resource allocation and to assess overall corporate profitability. As of June 30, 2022 and December 31, 2021, all of the Company’s long-lived assets were located in the United States and for the three and six months ended June 30, 2022 and 2021 all revenue was earned in the United States.

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
GAAP Financial Measures
•    Revenue was $335.5 million and $225.8 million for the three months ended June 30, 2022 and 2021, respectively, and $649.3 million and $439.4 million for the six months ended June 30, 2022 and 2021, respectively;
•    Operating loss was $(5.3) million and $(193.2) million for the three months ended June 30, 2022 and 2021, respectively, and $(16.8) million and $(185.3) million for the six months ended June 30, 2022 and 2021, respectively; and
•    Net loss attributable to Privia Health Group, Inc. was $(10.5) million and $(172.5) million, for the three months ended June 30, 2022 and 2021, respectively, and $(28.0) million and $(167.1) million for the six months ended June 30, 2022 and 2021, respectively.
Key Metrics and Non-GAAP Financial Measures
•    Practice Collections were $615.5 million and $367.2 million for the three months ended June 30, 2022 and 2021, respectively, and $1.18 billion and $711.3 million for the six months ended June 30, 2022 and 2021, respectively;
•    Care Margin was $76.2 million and $55.8 million for the three months ended June 30, 2022 and 2021, respectively, and $147.8 million and $108.3 million for the six months ended June 30, 2022 and 2021, respectively;
•    Platform Contribution was $37.5 million and $23.1 million for the three months ended June 30, 2022 and 2021, respectively, and $72.5 million and $48.7 million for the six months ended June 30, 2022 and 2021, respectively; and

•    Adjusted EBITDA was $15.5 million and $10.0 million for the three months ended June 30, 2022 and 2021, respectively, and $30.3 million and $20.0 million for the six months ended June 30, 2022 and 2021, respectively.
See “Key Metrics and Non-GAAP Financial Measures” for more information as to how we define and calculate Implemented Providers, Attributed lives, Practice Collections, Care Margin, Platform Contribution, Platform Contribution Margin, Adjusted EBITDA and Adjusted EBITDA Margin, and for a reconciliation of income from operations, the most comparable GAAP measure, to Care Margin, income from operations, the most comparable GAAP measure, to Platform Contribution, and net loss, the most comparable GAAP measure, to Adjusted EBITDA.
Coronavirus Aid, Relief and Economic Stimulus Act (“CARES Act”)
The COVID-19 pandemic has an impact and may continue to impact our results of operations, cash flow and financial position. We are closely monitoring the impact of the pandemic on all aspects of our business including impacts to employees, customers, patients, suppliers and vendors.
On March 27, 2020, the CARES Act was passed. It is intended to provide economic relief to individuals and businesses affected by the coronavirus pandemic. It also contains provisions related to healthcare providers’ operations and the issues caused by the coronavirus pandemic. Pursuant to the CARES Act the Company elected to defer its portion of Social Security taxes in 2020, which may be repaid over two years as follows: 50% by the end of 2021 and 50% by the end of 2022. During the year ended December 31, 2021 50% of the Social Security taxes were repaid. Approximately $0.8 million is recorded in accrued expenses on the balance sheet as of June 30, 2022 related to this deferral and the Company intends to remit payment by the end of 2022.
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
FFS Revenue
We generate FFS-patient care revenue when we collect reimbursements for FFS medical services provided by Privia Providers. Our agreements with our providers have a multi-year term length and we have historically experienced a 95% provider retention rate, both of which lead to a highly predictable and recurring revenue model. Our FFS contracts with payer partners typically contain annual rate inflators and enhanced commercial FFS rates given our scale in each of our markets. As a result of receiving these rate inflators and enhancements, if we continue to be successful in expanding our provider base, we expect revenue will grow year-over-year in absolute dollars. In addition, in our FFS-patient care revenue, we include collections generated from ancillary services such as clinical laboratory, imaging and pharmacy operations. We also generate FFS-administrative services revenue by providing administration and management services to medical groups which are not owned or consolidated by us. FFS-patient care revenue represented 63.0% and 80.1% of total revenue for the three months ended June 30, 2022 and 2021, respectively, and 64.0% and 79.8% for the six months ended June 30, 2022 and 2021, respectively. FFS-administrative services revenue represented 7.0% and 6.8% of total revenue for the three months ended June 30, 2022 and 2021, respectively, and 7.2% and 7.0% for the six months ended June 30, 2022 and 2021, respectively.
VBC Revenue
Over time, we create incremental value for our provider partners by enabling them to succeed in VBC arrangements. We generate VBC revenue when our providers are reimbursed through traditional FFS Medicare, MSSP, Medicare Advantage, commercial payers and other existing and emerging direct payer and employer contracting programs. The revenue is primarily collected in the form of (i) Capitated revenue earned by providing healthcare services to Medicare Advantage attributed beneficiaries for a defined group of services to include professional, institutional and pharmacy through a contract that is typically known as an “at-risk contract,” (ii) Shared savings earned based on improved quality and lower cost of care for our attributed lives in VBC incentive arrangements and (iii) Care management fees to cover costs of services typically not reimbursed under traditional FFS payment models, including population management, care coordination, advanced technology and analytics. VBC revenue represented 29.6% and 12.5% of total revenue for the three months ended June 30, 2022 and 2021, respectively, and 28.4% and 12.4% for the six months ended June 30, 2022 and 2021, respectively. We expect VBC revenue to continue to increase as a percentage of total revenue as we grow total Attributed Lives under management as well as increase risk levels undertaken across value-based arrangements.

Other Revenue
The remainder of our revenue is derived from leveraging our existing base of providers and patients to deliver value-oriented services such as virtual visits, virtual scribes and coding. Other revenue represented 0.4% and 0.6% of total revenue for the three months ended June 30, 2022 and 2021, respectively, and 0.4% and 0.8% for the six months ended June 30, 2022 and 2021, respectively.
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
In February 2022, we announced a partnership with Surgery Partners, Inc. for Privia Health to enter the State of Montana with Great Falls Clinic, a multi-specialty practice with approximately 65 providers spanning 24 specialties. A wholly owned subsidiary of Surgery Partners, Great Falls Clinic will serve as Privia Health’s anchor practice in the state. Privia Health will also provide performance operations services and technology capabilities to Great Falls Clinic as well as to new providers in Montana who join the Privia Platform.
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
On January 5, 2022, the Company announced that its Florida and the Mid-Atlantic ACOs entered into capitated payer arrangements. These agreements cover healthcare services provided to approximately 23,000 Medicare Advantage beneficiaries effective January 1, 2022. Capitated revenue is generated through what is typically known as an “at-risk contract.” At-risk capitation refers to a model in which the Company is entitled to fixed monthly fees from the third-party payer in exchange for providing healthcare services to attributed beneficiaries in Medicare Advantage plans. The fees are typically based on a percentage of the defined premium that payers receive from CMS. The Company is responsible for providing or paying for the cost of healthcare services required by those attributed beneficiaries. At-risk capitated fees are recorded gross in revenues because the Company is acting as a principal in arranging for, providing, and controlling the managed healthcare services provided to the attributed beneficiaries.
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
Key Metrics

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Implemented Providers (as of end of period)	3,541	2,692	3,541	2,692
Attributed Lives (in thousands) (as of end of period)	856	739	856	739
Practice Collections (1) ($ in millions)	$615.5	$367.2	$1,177.3	$711.3
(1) We define Practice Collections as the total collections from all practices in all markets and all sources of reimbursement (FFS, VBC and other) that we receive for delivering care and providing our platform and associated services. Practice Collections differ from revenue by including collections from Non-Owned Medical Groups.

Implemented Providers
We define Implemented Providers as the total of all service professionals on Privia Health’s platform at the end of a given period who are credentialed by Privia Health and bill for medical services, in both Owned and Non-Owned Medical Groups during that period. This includes, but is not limited to, physicians, physician assistants, and nurse practitioners. We believe that growth in the number of Implemented Providers is a key indicator of the performance of our business and expected revenue growth. This growth depends, in part, on our ability to successfully add new practices in existing markets and expand into new markets. The number of Implemented Providers increased 31.5% as of June 30, 2022 compared to June 30, 2021, due to organic growth in our healthcare delivery business as well as entrance into the West Texas, California and Montana markets.
Attributed Lives
We define Attributed Lives as any patient that selected one of our physicians as their provider of primary care services, that a payer deems attributed to Privia, in both Owned and Non-Owned Medical Groups, to deliver care as part of a VBC arrangement. The number of Attributed Lives is an important measure that impacts the amount of VBC revenue we receive. Attributed Lives increased 15.8% as of June 30, 2022 compared to June 30, 2021, due to the launch of Privia Care Partners on January 1, 2022, as well as organic growth in all markets.
Practice Collections
We define Practice Collections as the total collections from all practices in all markets and all sources of reimbursement (FFS, VBC and other) that we receive for delivering care and providing our platform and associated services. Practice Collections differ from revenue by adding collections from Non-Owned Medical Groups. Practice Collections increased 67.6% for the three months ended June 30, 2022 when compared to the same period in 2021 and 65.5% for the six months ended June 30, 2022 compared to the same period in 2021, due mainly to organic growth of our healthcare delivery business, our new at-risk Capitated revenue contracts, as well as entrance into the West Texas, California and Montana markets.
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(amounts in thousands, except for percentages)	2022	2021	2022	2021
Care Margin [1] ($)	$76,225	$55,819	$147,839	$108,313
Platform Contribution [1] ($)	$37,505	$23,128	$72,470	$48,660
Platform Contribution Margin [1] (%)	49.2%	41.4%	49.0%	44.9%
Adjusted EBITDA [1] ($)	$15,534	$10,036	$30,335	$19,983
Adjusted EBITDA Margin [1] (%)	20.4%	18.0%	20.5%	18.4%
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

Care Margin
We define Care Margin as total revenue less provider expense. Our Care Margin generated from FFS revenue is contractual and recurring in nature, and primarily based on an individually negotiated percentage of collections for each practice that joins Privia. Our Care Margin generated from VBC revenue is based on a percentage of care management fees and shared savings collected. We view Care Margin as all of the dollars available for us to manage our business, including providing administrative support to our practices, investing in sales and marketing to attract new providers to the Privia Platform, and supporting the organization through our corporate infrastructure. We expect Care Margin will grow year-over-year in absolute dollars as we continue to expand our provider base. We would also expect our care management and shared savings economics in our VBC arrangements to improve on a per patient basis as we manage towards lower total cost of care for our Attributed Lives and move towards higher risk VBC arrangements over time. Care Margin increased 36.6% for the three months ended June 30, 2022 when compared to the same period in 2021 due to organic growth of our medical practice business and 36.5% during the six months ended June 30, 2022 compared to the same period in 2021 due to organic growth of our medical practice business. As a percentage of revenue, Care Margin decreased to 22.7% for the three months ended June 30, 2022 from 24.7% for the same period in 2021 due to the addition of the at-risk capitation arrangements. For the six months ended June 30, 2022, Care Margin decreased to 22.8% as a percentage of revenue compared to 24.7% during the same period in 2021 due to the addition of the at-risk capitation arrangements.
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
The following table provides a reconciliation of operating loss, the most closely comparable GAAP financial measure, to Care Margin.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited and amounts in thousands)	2022	2021	2022	2021
Operating loss	$(5,250)	$(193,187)	$(16,797)	$(185,280)
Depreciation and amortization	1,165	440	2,283	885
General and administrative	33,107	168,657	69,217	182,653
Sales and marketing	4,819	11,178	9,480	14,362
Cost of platform	42,384	68,731	83,656	95,693
Care margin	$76,225	$55,819	$147,839	$108,313
Platform Contribution
We define Platform Contribution as total revenue less the sum of (i) provider expense and (ii) cost of platform plus (iii) stock-based compensation expense included in Cost of platform. The following table provides a reconciliation of operating income, the most closely comparable GAAP financial measure, to Platform Contribution. We consider platform contribution to be an important measure to monitor our performance, specific to pricing of our services, direct costs of delivering care, and cost of our platform and associated services. As a provider spends a longer time on the Privia Platform, we expect the Platform Contribution from that provider to increase both in terms of absolute dollars as well as a percent of Care Margin. We expect that this increase will be driven by improving per provider revenue economics over time as well as our ability to generate operating leverage on our in-market infrastructure costs. Platform Contribution increased 62.2% for the three months ended June 30, 2022 when compared to the same period in 2021 and increase 48.9% for the six months ended June 30, 2022 compared to the same period in 2021 due to organic growth of our medical practice business and new market entry.
Platform Contribution Margin
We define Platform Contribution Margin as Platform Contribution as a percentage of Care Margin. We consider Platform Contribution Margin to be an important measure to monitor our performance, specific to pricing of our services, direct costs of delivering care, and cost of our platform and associated services. As a provider spends a longer time on the Privia Platform, we expect the Platform Contribution from that provider to increase both in terms of absolute dollars as well as a percent of Care Margin. We expect that this increase will be driven by improving per provider revenue economics over time as well as our ability to generate operating leverage on our in-market infrastructure costs. Platform Contribution Margin was 49.2% for three months ended June 30, 2022 compared to 41.4% during the same period in 2021 and 49.0% for the six months ended June 30, 2022 compared to 44.9% during the same period in 2021. We continue to make strategic investments to provide better service to both our patients and physicians at a pace slower than the increase in revenue.
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

The following table provides a reconciliation of operating loss, the most closely comparable GAAP financial measure, to platform contribution:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited and amounts in thousands)	2022	2021	2022	2021
Operating loss	$(5,250)	$(193,187)	$(16,797)	$(185,280)
Depreciation and amortization	1,165	440	2,283	885
General and administrative	33,107	168,657	69,217	182,653
Sales and marketing	4,819	11,178	9,480	14,362
Stock-based compensation(1)	3,664	36,040	8,287	36,040
Platform contribution	$37,505	$23,128	$72,470	$48,660
(1) Amount represents stock-based compensation expense included in Cost of Platform.
Adjusted EBITDA
We define Adjusted EBITDA as net (loss) income excluding interest income, interest expense, non-controlling interest expense / income, depreciation and amortization, stock-based compensation, severance, other one time or non-recurring expenses and the provision for income taxes. We include Adjusted EBITDA because it is an important measure on which our management assesses and believes investors should assess our operating performance. We consider Adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis. Adjusted EBITDA has limitations as an analytical tool including: (i) Adjusted EBITDA does not reflect the impact of stock-based compensation expense, and (ii) Adjusted EBITDA does not reflect interest expense on our debt or the cash requirements necessary to service interest or principal payments. Adjusted EBITDA increased 54.8% for the three months ended June 30, 2022, when compared to the same period in 2021 and 51.8% for the six months ended June 30, 2022 compared to the same period in 2021 due to organic growth of our medical practice business, new market entry and a focus on managing the investment in new expenses.
Adjusted EBITDA Margin
We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of Care Margin. We included Adjusted EBITDA Margin because it is an important measure on which our management assesses and believes investors should assess our operating performance. We consider Adjusted EBITDA Margin to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis. Adjusted EBITDA Margin was 20.4% for three months ended June 30, 2022 an increase from 18.0% for the same period in 2021 and 20.5% for the six months ended June 30, 2022 an increase from 18.4% for the same period in 2021 due to organic growth of our medical practice business, new market entry and a focus on managing the investment in new expenses.
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
The following table provides a reconciliation of net loss income attributable to the Company, the most closely comparable GAAP financial measure, to Adjusted EBITDA:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited and amounts in thousands)	2022	2021	2022	2021

Net loss	$(10,475)	$(172,534)	$(27,985)	$(167,136)
Net loss attributable to non-controlling interests	(906)	(951)	(1,483)	(733)
Provision for (benefit from) income taxes	5,468	(20,004)	11,776	(18,004)
Interest expense	663	302	895	593
Depreciation and amortization	1,165	440	2,283	885
Stock-based compensation	18,470	202,560	43,351	202,661
Other expenses(1)	1,149	223	1,498	1,717
Adjusted EBITDA	$15,534	$10,036	$30,335	$19,983

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
Cost of platform
Third-party EMR and practice management software expenses are paid on a percentage of revenue basis, while we pay most of the costs of our platform on a variable basis related to the number of implemented physicians we service. In addition, expenses contain stock-based compensation related to employees that provide Cost of platform services but exclude any depreciation and amortization expense. Software development costs that do not meet capitalization criteria are expensed as incurred. As we continue to grow, we expect the cost of platform to continue to grow at a rate slower than the revenue growth rate.
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
Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the three and six months ended June 30, 2022 and 2021.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022	2021	Change ($)	Change (%)	2022	2021	Change ($)	Change (%)
(in thousands)
Revenue	$335,536	$225,756	$109,780	48.6%	$649,337	$439,363	$209,974	47.8%
Operating expenses:
Provider expense	259,311	169,937	89,374	52.6%	501,498	331,050	170,448	51.5%
Cost of platform	42,384	68,731	(26,347)	(38.3)%	83,656	95,693	(12,037)	(12.6)%
Sales and marketing	4,819	11,178	(6,359)	(56.9)%	9,480	14,362	(4,882)	(34.0)%
General and administrative	33,107	168,657	(135,550)	(80.4)%	69,217	182,653	(113,436)	(62.1)%
Depreciation and amortization	1,165	440	725	164.8%	2,283	885	1,398	158.0%
Total operating expenses	340,786	418,943	(78,157)	(18.7)%	666,134	624,643	41,491	6.6%
Operating loss	(5,250)	(193,187)	187,937	(97.3)%	(16,797)	(185,280)	168,483	(90.9)%
Interest expense	663	302	361	119.5%	895	593	302	50.9%
Loss before provision for (benefit from) income taxes	(5,913)	(193,489)	187,576	(96.9)%	(17,692)	(185,873)	168,181	(90.5)%
Provision for (benefit from) income taxes	5,468	(20,004)	25,472	(127.3)%	11,776	(18,004)	29,780	(165.4)%
Net loss	(11,381)	(173,485)	162,104	(93.4)%	(29,468)	(167,869)	138,401	(82.4)%
Less: loss attributable to non-controlling interests	(906)	(951)	45	(4.7)%	(1,483)	(733)	(750)	102.3%
Net loss attributable to Privia Health Group, Inc.	$(10,475)	$(172,534)	$162,059	(93.9)%	$(27,985)	$(167,136)	$139,151	(83.3)%
Revenue
The following table presents our revenues disaggregated by source:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(Dollars in Thousands)	2022	2021	Change ($)	Change (%)	2022	2021	Change ($)	Change (%)
FFS-patient care	$211,286	$180,821	$30,465	16.8%	$415,630	$350,398	$65,232	18.6%
FFS-administrative services	23,635	15,345	8,290	54.0%	46,641	30,756	15,885	51.6%
Capitated revenue	57,738	—	57,738	—%	106,068	—	106,068	—%
Shared savings	32,094	18,879	13,215	70.0%	60,053	36,712	23,341	63.6%
Care management fees	9,476	9,374	102	1.1%	18,280	17,945	335	1.9%
Other revenue	1,307	1,337	(30)	(2.2)%	2,665	3,552	(887)	(25.0)%
Total Revenue	$335,536	$225,756	$109,780	48.6%	$649,337	$439,363	$209,974	47.8%
Three months ended June 30, 2022 and 2021
Revenue was $335.5 million for the three months ended June 30, 2022, an increase from $225.8 million for the three months ended June 30, 2021. Key drivers of this revenue growth were the addition of capitated revenue in 2022 resulting in revenue of $57.7 million during the three months ended June 30, 2022; FFS–patient care revenue, which increased $30.5 million; shared savings revenue, which increased $13.2 million; and FFS-administrative services, which increased $8.3 million.
Growth in FFS-patient care revenue and FFS-administrative services was primarily attributed to an increase in visit volumes as COVID-19 restrictions were lifted in certain states as well as the addition of new providers and the new markets of Tennessee and

West Texas. As of June 30, 2022, we had 3,541 implemented providers compared to 2,692 as of June 30, 2021. Capitated revenue growth is due to the commencement of at-risk capitation arrangements during the first quarter of 2022 resulting in an increase in revenue of $57.7 million. Shared savings growth was primarily due to more Attributed Lives in Medicare programs.
Six months ended June 30, 2022 and 2021
Revenue was $649.3 million for the six months ended June 30, 2022, an increase from $439.4 million for the same period in 2021. Key drivers of this revenue growth were the addition of capitated revenue in 2022 of $106.1 million, FFS–patient care revenue, which increased $65.2 million, shared savings revenue, which increased $23.3 million, and FFS-administrative services which increased $15.9 million.
Growth in FFS-patient care revenue and FFS-administrative services was primarily attributed to an increase in visit volumes as COVID-19 restrictions were lifted in certain states as well as the addition of new providers and the new markets of Tennessee and West Texas. Capitated revenue growth is due to the commencement of at-risk capitation arrangements during the first quarter of 2022 resulting in an increase in revenue of $106.1 million. Shared savings growth was primarily due to more Attributed Lives in Medicare programs.
Operating Expenses

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(Dollars in Thousands)	2022	2021	Change ($)	Change (%)	2022	2021	Change ($)	Change (%)
Operating Expenses:
Provider expense	$259,311	$169,937	$89,374	52.6%	$501,498	$331,050	$170,448	51.5%
Cost of platform	42,384	68,731	(26,347)	(38.3)%	83,656	95,693	(12,037)	(12.6)%
Sales and marketing	4,819	11,178	(6,359)	(56.9)%	9,480	14,362	(4,882)	(34.0)%
General and administrative	33,107	168,657	(135,550)	(80.4)%	69,217	182,653	(113,436)	(62.1)%
Depreciation and amortization expense	1,165	440	725	164.8%	2,283	885	1,398	158.0%
Total operating expenses	$340,786	$418,943	$(78,157)	(18.7)%	$666,134	$624,643	$41,491	6.6%
Provider expenses
Physician expenses were $259.3 million for the three months ended June 30, 2022 compared to $169.9 million for the same period in 2021. This increase was driven primarily by the commencement of at-risk capitation arrangements during the first quarter of 2022 and higher FFS-patient care revenue and growth in Implemented Providers.
Physician expenses were $501.5 million for the six months ended June 30, 2022 compared to $331.1 million for the same period in 2021. This increase was driven primarily by the commencement of at-risk capitation arrangements during the first quarter of 2022 and higher FFS-patient care revenue and growth in Implemented Providers.
Cost of platform
Cost of platform expenses were $42.4 million for the three months ended June 30, 2022 compared to $68.7 million for the same period in 2021. The decrease was driven by the reduction of $32.4 million in stock-based compensation expense primarily related to the modification of vesting terms of options in connection with the Company’s IPO during the three months ended June 30, 2021, partially offset by an increase in salaries and benefits of $3.2 million related to continued growth.
Cost of platform expenses were $83.7 million for the six months ended June 30, 2022 compared to $95.7 million for the same period in 2021. The decrease was driven by the reduction of $27.8 million in stock-based compensation expense primarily related to the modification of vesting terms of options in connection with the Company’s IPO during the three months ended June 30, 2021, partially offset by an increase in salaries and benefits of $7.6 million related to continued growth and an increase in consulting costs of $2.9 million due to continued growth and market expansion.
Sales and marketing
Sales and marketing expenses were $4.8 million for the three months ended June 30, 2022 compared to $11.2 million same period in 2021. The decrease was driven by the reduction of $7.0 million in stock-based compensation expense primarily related to the modification of vesting terms of options in connection with the Company’s IPO during the three months ended June 30, 2021.
Sales and marketing expenses were $9.5 million for the six months ended June 30, 2022 compared to $14.4 million for the same period in 2021. The decrease was driven by the reduction of $6.2 million in stock-based compensation expense primarily related to the modification of vesting terms of options in connection with the Company’s IPO during the three months ended June 30, 2021.

General and administrative
General and administrative expenses was $33.1 million for the three months ended June 30, 2022 compared to $168.7 million for the same period in 2021. The decrease was driven by the reduction of $144.8 million in stock-based compensation expense primarily related to the modification of vesting terms of options in connection with the Company’s IPO during the three months ended June 30, 2021, partially offset by an increase in salaries and benefits of $3.9 million and increase in professional services of $3.0 million related to additional consulting services for audit, tax and Sarbanes-Oxley Act (“SOX”) compliance.
General and administrative expenses were $69.2 million for the six months ended June 30, 2022 compared to $182.7 million for the same period in 2021. The decrease was driven by the reduction of $125.4 million in stock-based compensation expense primarily related to the modification of vesting terms of options in connection with the Company’s IPO during the three months ended June 30, 2021, partially offset by an increase in salaries and benefits of $6.1 million and increase in professional services of $2.2 million related to additional consulting services for audit, tax and SOX compliance.
Depreciation and amortization expense
Depreciation and amortization expenses were $1.2 million for the three months ended June 30, 2022 compared to $0.4 million for the same period in 2021. This increase was primarily driven by amortization of intangible assets related to the acquisition of BASS Privia Management Company of California, LLC (“BPMC”) and Privia Medical Group West Texas, PLLC, formerly known as Abilene Diagnostic Clinic, PLLC (“PMG West Texas” or “WTX Friendly Medical Group”) during the fourth quarter of 2021.
Depreciation and amortization expenses were $2.3 million for the six months ended June 30, 2022 compared to $0.9 million for the same period in 2021. This increase was primarily driven by amortization of intangible assets related to the acquisition of BASS Privia Management Company of California, LLC (“BPMC”) and Privia Medical Group West Texas, PLLC, formerly known as Abilene Diagnostic Clinic, PLLC (“PMG West Texas” or “WTX Friendly Medical Group”) during the fourth quarter of 2021.
Interest expense
Interest expense remained materially unchanged for the three and six months ended June 30, 2022 as compared to the same periods in 2021.
Provision for (benefit from) income taxes
The provision for income taxes was $5.5 million for the three months ended June 30, 2022 an increase from a $(20.0) million (benefit from) for the same period in 2021. The provision for the three months ended June 30, 2022 is primarily the result of the pre-tax loss offset by the non-deductible stock-based compensation expense related to the modification of vesting terms of options in connection with the Company’s IPO during the second quarter of 2021 in addition to the windfall tax benefit recorded on stock option exercises during the quarter. The benefit from the three months ended June 30, 2021 is primarily the result of the pre-tax loss offset by the non-deductible stock-based compensation expense related to the modification of vesting terms of options in connection with the Company’s IPO.
The provision for income taxes was $11.8 million for the six months ended June 30, 2022, an increase from the (benefit from) income taxes of $(18.0) million for the same period in 2021. The provision for the six months ended June 30, 2022 is primarily the result of the pre-tax loss offset by the non-deductible stock-based compensation expense related to the modification of vesting terms of options in connection with the Company’s IPO during the second quarter of 2021 in addition to the windfall tax benefit recorded on stock option exercises during the quarter. The benefit from the six months ended June 30, 2021 is primarily the result of the pre-tax loss offset by the non-deductible stock-based compensation expense related to the modification of vesting terms of options in connection with the Company’s IPO.
Net loss attributable to non-controlling interests
Net loss attributable to non-controlling interests remained materially unchanged for the three and six months ended June 30, 2022 compared to the same period in 2021.

Liquidity and Capital Resources
General
To date, we have financed our operations principally through sale of our equity, payments received from various payers and through borrowings under the Credit Facilities. As of June 30, 2022, we had cash and cash equivalents of $292.2 million. We received $211.0 million of net proceeds from the Company’s IPO and the Elevance Health private placement on May 3, 2021. Our cash and cash equivalents primarily consist of highly liquid investments in money market funds and cash.
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
Indebtedness
On November 15, 2019, the Company entered into a Credit Agreement (the “Original Credit Agreement”) by and among Privia Health, LLC, as the borrower, PH Group Holdings Corp., as a guarantor, certain subsidiaries of Privia Health, LLC, as guarantors, Silicon Valley Bank, as administrative agent and collateral agent (the “Administrative Agent”), and the several lenders from time to time party thereto. The Original Credit Agreement provided for up to $35.0 million in term loans (the “Term Loan Facility”) that mature on November 15, 2024 with interest payable monthly at the lesser of LIBOR plus 2.0% or ABR plus 1.0% payable monthly (3.0% at June 30, 2022), plus up to an additional $10.0 million of financing (which was increased to $15.0 million in connection with the first amendment) in the form of a revolving loan (the “Revolving Loan Facility” and together with the Term Loan Facility, the “Credit Facilities”). The Revolving Loan Facility also includes a letter of credit sub-facility in the aggregate availability amount of $2.0 million and a swingline sub-facility in the aggregate availability amount of $2.0 million. The Company borrowed $35.0 million in term loans on November 15, 2019.
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
On June 24, 2022, we voluntarily prepaid the outstanding indebtedness under the Term Loan Facility using cash on hand. Our prepayment to the lenders was approximately $33.1 million, including accrued interest. We did not incur any prepayment penalties in connection with the repayment of the Term Loan Facility, which had a scheduled maturity of August 27, 2026. The prepayment was made with cash on hand. The $65.0 million Revolving Loan Facility under the Credit Agreement is scheduled to mature on August 27, 2026 and remains in place and available to us as a source of liquidity. As of June 30, 2022, we had no outstanding indebtedness under either the Term Loan Facility or the Revolving Loan Facility. As of June 30, 2022, “springing” financial covenants were not applicable, and we were in compliance with all covenants under the Credit Agreement.
See Note 8 “Note Payable” to the condensed consolidated financial statements for a discussion about our Credit Facilities.

Cash Flows
Our cash requirements within the next twelve months include provider liabilities, accounts payable and accrued liabilities, and purchase commitments and other obligations. We expect the cash required to meet these obligations to be primarily generated through cash flows from operations and our available cash. Based on current and anticipated levels of operations, we anticipate that net cash provided by operating activities, together with the available cash on hand at June 30, 2022, should be adequate to meet anticipated cash requirements for the short term (next 12 months) and long term (beyond 12 months).
The following table presents a summary of our condensed consolidated cash flows from operating, investing and financing activities for the periods indicated.

	For the Six Months Ended June 30,
	2022	2021
(in thousands)
Condensed Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$1,897	$4,727
Net cash used in investing activities	(73)	(199)
Net cash (used in) provided by financing activities	(30,208)	210,590
Net (decrease) increase in cash and cash equivalents	$(28,384)	$215,118
Operating Activities
Net cash provided by operating activities was $1.9 million for the six months ended June 30, 2022, a decrease from $4.7 million for the same period in 2021. Significant changes impacting net cash provided by operating activities for the six months ended June 30, 2022 compared to the same period in 2021 were as follows:
•A decrease in net loss of $138.4 million from loss of $(29.5) million for the six months ended June 30, 2022 compared to loss of $(167.9) million for the same period in 2021, primarily drive by the recognition of non-cash stock-based compensation expense related to the modification of vesting terms of options in connection with the Company’s IPO during the six months ended June 30, 2021 when compared to the recognition of non-cash stock-based compensation for the six months ended June 30, 2022.
•An increase of $(96.5) million in accounts receivable, net, for the six months ended June 30, 2022 compared to the same period in 2021 of $(27.8) million, a difference of $(68.7) million. The increase is primarily driven by the commencement of at-risk capitation arrangements during the six months ended June 30, 2022 and an increase in FFS and VBC revenue.
•An increase of $81.2 million in provider liability for the six months ended June 30, 2022 compared to an increase of $24.2 million during the same period in 2021, a difference of $57.0 million. The increase is primarily due to the commencement of at-risk capitation arrangements during the six months ended June 30, 2022, accounting for $34.0 million of the increase.
•An increase of $29.8 million in deferred tax expense which was an increase for the provision for income tax for six months ended June 30, 2022 of $11.5 million compared to (benefit from) income tax for the same period in 2021 of $(18.2) million, primarily due to the impact non-deductible stock based compensation expense related to the Company’s IPO and its effect on the pre-tax net loss.
Investing Activities
Net cash used in investing activities remained materially unchanged for the six months ended June 30, 2022 and 2021.
Financing Activities
Net cash used by financing activities was $30.2 million for the six months ended June 30, 2022, a decrease from net cash provided of $210.6 million for financing activities for the same period in 2021. This decrease primarily related to the receipt of the net proceeds from the Company’s IPO of $211.0 million during the six months ended June 30, 2021 and the use of cash to repay the Company’s Term Loan Facility during the six months ended June 30, 2022, partially offset by the receipt of proceeds from stock options exercises of $2.9 million.

Contractual Obligations, Commitments and Contingencies
Operating Leases. The Company leases office space under various operating lease agreements. The initial terms of these leases range from 2 to 9 years and generally provide for periodic rent increases, renewal, and termination operations. Total rent expense under operating leases was $0.7 million and $0.5 million for the three months ended June 30, 2022 and 2021, respectively, and $1.3 million and $0.9 million for the six months ended June 30, 2022 and 2021, respectively.
Off Balance Sheet Obligations. We do not have any off-balance sheet arrangements as of June 30, 2022.
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
Capitated Revenue
Capitated revenue consists of capitation fees earned under contracts with various Medicare Advantage payers (“payers”) in at-risk capitation arrangements. The Company is entitled to monthly fees to provide a defined range of healthcare services for Medicare Advantage health plan members (“attributed beneficiaries” or “attributed lives”) attributed to the Company’s contracted physicians (typically primary care). Monthly fees are determined as a percentage of the premium payers receive from the Centers for Medicare & Medicaid Services (“CMS”) for these attributed beneficiaries. In at-risk arrangements, the Company generally accepts financial risk for beneficiaries attributed to its contracted physicians and, therefore, is responsible for the cost of contracted healthcare services required by those beneficiaries in accordance with the terms of each agreement. Fees are recorded gross in revenue because the Company is acting as a principal in coordinating and controlling the range of services provided (other than clinical decisions) under its Capitated revenue contracts with payers. Capitated revenue contracts with payers are generally multi-year arrangements and have a single monthly stand ready performance obligation, as defined by ASC 606, to provide all aspects of necessary medical care to members for the contracted period. The Company recognizes revenue in the month in which the eligible beneficiary is entitled to receive healthcare benefits during the contract term.
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
Interest Rate Risk
Our primary market risk exposure is changing prime rate-based interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. Our Credit Agreement bears interest at a floating rate equal to the lesser of LIBOR plus 2.0% or ABR plus 1.0%. As of June 30, 2022, we had no outstanding debt under the Loan Agreement.
Inflation Risk
Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2022.
Changes to our Internal Controls over Financial Reporting
There were no changes made to the Company’s internal control over financial reporting during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Use of Proceeds from Initial Public Offering
On May 3, 2021, we completed our IPO pursuant to a Registration Statement (File No. 333-255086), which was declared effective on April 28, 2021. We received net proceeds of approximately $211.0 million from the IPO and the Elevance Health private placement after deducting underwriters’ discounts and commissions of $7.9 million and expenses of $4.8 million payable by us. We used a portion the net proceeds from the IPO to voluntarily prepay approximately $33.1 million of indebtedness and accrued interest under the Term Loan Facility in June 2022.
Other than the changes noted above there have been no material change in the planned use of proceeds from the IPO from those that were described in the final prospectus filed pursuant to Rule 424(b) under the Securities Act and our Annual Report on Form 10-K for the year ended December 31, 2021.
ITEM 3. DEFAULT UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
On August 9, 2022, the Board of Directors (the “Board”) of Privia Health Group, Inc. (the “Company”) approved, based on the recommendation of the Compensation Committee of the Board, and on August 10, 2022, the Company entered into, amendments to employment agreements (the “Amendments”) with each of the Company’s executive officers, Shawn Morris, Parth Mehrotra, David Mountcastle and Thomas Bartrum. A summary of the Amendments is set forth below:
Each of the Amendments clarifies and standardizes the activities that are deemed to be competitive with the Company for purposes of the non-compete provisions in each of the employment agreements.
In addition, the third amendment to Parth Mehrotra’s employment agreement provides for, among other things:
•An increase in the period following a termination without cause or a resignation for good reason during which Mr. Mehrotra is entitled to receive monthly severance payments, from 15 months to 18 months (the “Mehrotra Severance Period”).
•An increase in the non-compete period from one year to 18 months, corresponding to the Mehrotra Severance Period.

In addition, the fourth amendment to Thomas Bartrum’s employment agreement provides for, among other things:
•An increase in Mr. Bartrum’s annual base salary from $315,000 to $340,000, effective July 1, 2022.
•An increase in Mr. Bartrum’s severance payment following a termination without cause or a resignation for good reason to: a lump sum payment equal to 12 months of base salary plus annual incentive bonus at target for the year of termination.
The Amendments also make certain technical changes. Except as expressly modified or amended by the Amendments, all provisions of the executive officers’ employment agreements remain in full force and effect.
The foregoing summary of the Amendments does not purport to be complete and is qualified in its entirety by reference to the complete text of the Amendments, copies of which are attached as Exhibit 10.3, Exhibit 10.6, Exhibit 10.7 and Exhibit 10.8 to this Current Report on Form 10-Q and are incorporated herein by reference.

Item 6.    EXHIBITS

Exhibit Number	Description

10.1	Employment Agreement first amendment between Privia Health Group, Inc. and Shawn Morris, dated April 23, 2019

10.2	Employment Agreement second amendment between Privia Health Group, Inc. and Shawn Morris, dated April 1, 2020

10.3	Employment Agreement third amendment between Privia Health Group, Inc. and Shawn Morris, dated August 10, 2022

10.4	Employment Agreement first amendment between Privia Health Group, Inc. and Parth Mehrotra, dated April 1, 2020

10.5	Employment Agreement second amendment between Privia Health Group, Inc. and Parth Mehrotra, dated April 16, 2021

10.6	Employment Agreement third amendment between Privia Health Group, Inc. and Parth Mehrotra, dated August 10, 2022

10.7	Employment Agreement first amendment between Privia Health Group, Inc. and David Mountcastle, dated August 10, 2022

10.8	Employment Agreement fourth amendment between Privia Health Group, Inc. and Thomas Bartrum, dated August 10, 2022

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, filed herewith.

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Schema **

101.CAL	XBRL Taxonomy Definition **

101.DEF	XBRL Taxonomy Calculation **

101.LAB	XBRL Taxonomy Labels **

101.PRE	XBRL Taxonomy Presentation **

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)**
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

Privia Health Group, Inc.

Dated:	August 11, 2022	/s/ David Mountcastle
Name: David Mountcastle
Title: Executive Vice President, Chief Financial Officer and Authorized Officer