Form 10-Q
period 2022-09-30
Privia Health Group, Inc.
filed 2022-11-10
CIK 1759655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 4, 2022, the registrant had outstanding 114,298,546 shares of common stock.

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

Part I - Financial Information
ITEM 1. FINANCIAL STATEMENTS
Privia Health Group, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$316,896	$320,577
Accounts receivable	246,348	117,402
Prepaid expenses and other current assets	16,402	8,697
Total current assets	579,646	446,676
Non-current assets:
Property and equipment, net	3,663	4,502
Right-of-use asset	8,526	9,634
Intangible assets, net	58,229	59,738
Goodwill	126,938	127,938
Deferred tax asset	26,811	33,364
Other non-current assets	3,973	4,521
Total non-current assets	228,140	239,697
Total assets	$807,786	$686,373

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$47,253	$45,985
Provider liability	254,278	140,708
Current portion of note payable	—	875
Operating lease liabilities, current	2,998	2,893
Total current liabilities	304,529	190,461
Non-current liabilities:
Note payable, net of current portion	—	31,688
Operating lease liabilities, non-current	9,188	11,043
Other non-current liabilities	3,000	3,000
Total non-current liabilities	12,188	45,731
Total liabilities	316,717	236,192
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.01 par value, 1,000,000,000 and 1,000,000,000 shares authorized; 113,796,678 and 107,837,741 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	1,139	1,078
Additional paid-in capital	703,516	633,902
Accumulated deficit	(234,469)	(208,108)
Total Privia Health Group, Inc. stockholders’ equity	470,186	426,872
Non-controlling interest	20,883	23,309
Total stockholders’ equity	491,069	450,181
Total liabilities and stockholders’ equity	$807,786	$686,373
The accompanying notes are an integral part of these condensed consolidated financial statements.

Privia Health Group, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

Revenue	$342,899	$251,524	$992,236	$690,887

Operating expenses:
Provider expense	265,174	190,055	766,672	521,105
Cost of platform	43,839	35,314	127,495	131,007
Sales and marketing	5,088	4,588	14,568	18,950
General and administrative	32,219	33,910	101,436	216,563
Depreciation and amortization	1,153	466	3,436	1,351
Total operating expenses	347,473	264,333	1,013,607	888,976
Operating loss	(4,574)	(12,809)	(21,371)	(198,089)
Interest (income) expense, net	(285)	292	610	885
Loss before (benefit from) provision for income taxes	(4,289)	(13,101)	(21,981)	(198,974)
(Benefit from) provision for income taxes	(4,845)	(2,210)	6,931	(20,214)
Net income (loss)	556	(10,891)	(28,912)	(178,760)
Less: loss attributable to non-controlling interests	(1,068)	(1,776)	(2,551)	(2,509)
Net income (loss) attributable to Privia Health Group, Inc.	$1,624	$(9,115)	$(26,361)	$(176,251)
Net income (loss) per share attributable to Privia Health Group, Inc. stockholders – basic and diluted	$0.01	$(0.09)	$(0.24)	$(1.74)
Weighted average common shares outstanding – basic	111,592,834	105,896,622	109,458,855	101,576,775
Weighted average common shares outstanding – diluted	124,845,602	105,896,622	109,458,855	101,576,775
The accompanying notes are an integral part of these condensed consolidated financial statements.

Privia Health Group, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands except share amounts)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity attributable to Privia Health Group, Inc.	Non-controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2020	95,985,817	$960	$165,666	$(19,878)	$146,748	$(3,096)	$143,652
Stock-based compensation expense	—	—	101	—	101	—	101
Net income	—	—	—	5,398	5,398	218	5,616
Balance at March 31, 2021	95,985,817	$960	$165,767	$(14,480)	$152,247	$(2,878)	$149,369
Issuance of common stock upon closing of initial public offering	9,725,000	97	210,897	—	210,994	—	210,994
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	29,645	—	33	—	33	—	33
Stock-based compensation expense	—	—	202,560	—	202,560	—	202,560
Net loss	—	—	—	(172,534)	(172,534)	(951)	(173,485)
Balance at June 30, 2021	105,740,462	$1,057	$579,257	$(187,014)	$393,300	$(3,829)	$389,471
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	494,330	5	610	—	615	—	615
Stock-based compensation expense	—	—	25,800	—	25,800	—	25,800
Net loss	—	—	—	(9,115)	(9,115)	(1,776)	(10,891)
Balance at September 30, 2021	106,234,792	$1,062	$605,667	$(196,129)	$410,600	$(5,605)	$404,995

Balance at December 31, 2021	107,837,741	$1,078	$633,902	$(208,108)	$426,872	$23,309	$450,181
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	435,030	5	794	—	799	—	799
Stock-based compensation expense	—	—	24,881	—	24,881	—	24,881
Contributed non-controlling interest	—	—	—	—	—	125	125
Net loss	—	—	—	(17,510)	(17,510)	(577)	(18,087)
Balance at March 31, 2022	108,272,771	$1,083	$659,577	$(225,618)	$435,042	$22,857	$457,899
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	1,309,963	13	2,105	—	2,118	—	2,118
Stock-based compensation expense	—	—	18,470	—	18,470	—	18,470
Net loss	—	—	—	(10,475)	(10,475)	(906)	(11,381)
Balance at Balance at June 30, 2022	109,582,734	$1,096	$680,152	$(236,093)	$445,155	$21,951	$467,106
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	4,213,944	43	8,531	—	8,574	—	8,574
Stock-based compensation expense	—	—	14,833	—	14,833	—	14,833
Net income	—	—	—	1,624	1,624	(1,068)	556
Balance at September 30, 2022	113,796,678	$1,139	$703,516	$(234,469)	$470,186	$20,883	$491,069
The accompanying notes are an integral part of these condensed consolidated financial statements.

Privia Health Group, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(28,912)	$(178,760)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	927	869
Amortization of intangibles	2,509	482
Amortization of debt issuance costs	687	120
Stock-based compensation	58,184	228,461
Deferred tax expense	6,553	(20,421)
Changes in asset and liabilities:
Accounts receivable	(128,946)	734
Prepaid expenses and other current assets	1,657	(2,595)
Other non-current assets and right-of-use asset	(7,705)	(4,286)
Accounts payable and accrued expenses	1,268	(176)
Provider liability	113,570	38,185
Operating lease liabilities	(1,750)	10,027
Other long-term liabilities	—	(5,262)
Net cash provided by operating activities	18,042	67,378
Cash from investing activities
Purchases of property and equipment	(89)	(396)
Net cash used in investing activities	(89)	(396)
Cash flows from financing activities
Proceeds from initial public offering	—	223,686
Payments of underwriting fees, net of discounts and offering costs	—	(12,691)
Repayment of note payable	(33,250)	(656)
Proceeds from exercised stock options	11,491	648
Proceeds from non-controlling interest	125	—
Debt issuance costs	—	(490)
Net cash (used in) provided by financing activities	(21,634)	210,497
Net (decrease) increase in cash and cash equivalents	(3,681)	277,479
Cash and cash equivalents at beginning of period	320,577	84,633
Cash and cash equivalents at end of period	$316,896	$362,112

Supplemental disclosure of cash flow information:
Interest paid	$680	$855
Income taxes paid	$266	$451

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
The Company uses the same operational and financial model in each market. As of September 30, 2022, Privia operates in nine markets: 1) the Mid-Atlantic Region (states of Virginia, Maryland and the District of Columbia); 2) the state of Georgia; 3) the Gulf Coast Region (Houston, Texas); 4) North Texas (Dallas/Fort Worth, Texas); 5) West Texas (Abilene, Texas); 6) Central Florida; 7) the state of Tennessee; 8) the state of California and 9) the state of Montana.
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
The results of operations for the three and nine months ended September 30, 2022, are not indicative of the results to be expected for the full fiscal year ending December 31, 2022. The condensed balance sheet at December 31, 2021, was derived from audited annual financial statements but does not contain all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of only normal and recurring adjustments) considered necessary for a fair statement have been included.
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
The characteristics of both (a) and (b) do not exist and as such the Non-Owned Medical Groups do not represent VIEs. Accordingly, the Company has not consolidated the financial position, results of operations or cash flows of the Non-Owned Medical Groups that are affiliated with the Company by means of a service agreement for the three and nine months ended September 30, 2022 and 2021. Each time that it enters into a new service agreement or enters into a material amendment to an existing service agreement, the Company considers whether the terms of that agreement or amendment would change the elements it considers in accordance with the VIE guidance. The same analysis was performed for the Affiliated Practices of Owned Medical Groups, which have contractual relationships with Privia through the SSA, and the Company determined they do not represent VIEs as they do not meet the criteria in ASC 810 for similar reasons outlined above.
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
The aggregated carrying value of the Company’s VIE’s for both the current assets and liabilities included in the consolidated balance sheets after elimination of intercompany transactions were $1.6 million as of September 30, 2022 and $4.2 million as of December 31, 2021.
Emerging Growth Company Status
We are an emerging growth company under the Jumpstart Our Business Startups Act (the “JOBS Act”). The JOBS Act provides that an emerging growth company can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We elected to avail ourselves of this exemption and, therefore, we are currently not subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.
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
Based on the market value of the Company’s common equity held by non-affiliates as of June 30, 2022 (the last business day of the Company’s most recently completed second fiscal quarter), the Company will cease to qualify as an emerging growth company as of the end of the fiscal year ended December 31, 2022. As a result, we will no longer be able to take advantage of these exemptions.

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
On March 27, 2020, the CARES Act was passed. It is intended to provide economic relief to individuals and businesses affected by the coronavirus pandemic. It also contains provisions related to healthcare providers’ operations and the issues caused by the coronavirus pandemic. Pursuant to the CARES Act the Company elected to defer its portion of Social Security taxes in 2020, which may be repaid over two years as follows: 50% by the end of 2021 and 50% by the end of 2022. During the year ended December 31, 2021, 50% of the Social Security taxes were repaid. Approximately $0.8 million is recorded in accounts payable and accrued expenses on the balance sheet as of September 30, 2022 related to this deferral and the Company intends to remit payment by the end of 2022.
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
Significant Accounting Policies
The Company described its significant accounting policies in Note 1 of the notes to consolidated financial statements for the year ended December 31, 2021 in the Annual Form 10-K. During the three and nine months ended September 30, 2022, there were no significant changes to those accounting policies and estimates, other than those policies impacted by the Florida and the Mid-Atlantic ACOs entering into Capitated revenue payer arrangements. These agreements cover healthcare services provided to approximately 23,000 Medicare Advantage beneficiaries effective January 1, 2022. The impacts to the financial statements and accounting policies of these new agreements are noted and further discussed below.
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
Recently Adopted Accounting Pronouncements
None.
Recently Issued Accounting Pronouncements Pending Adoption
None.

2. Revenue Recognition
The following table presents our revenues disaggregated by source:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in Thousands)	2022	2021	2022	2021
FFS-patient care	$221,911	$200,208	$637,540	$550,607
FFS-administrative services	25,270	16,407	71,911	47,162
Capitated revenue	54,708	—	160,776	—
Shared savings	30,243	25,333	90,296	62,045
Care management fees	9,239	9,376	27,519	27,321
Other revenue	1,528	200	4,194	3,752
Total revenue	$342,899	$251,524	$992,236	$690,887
Fee-for-service (“FFS”) patient care is primarily generated from third-party payers with which the Company has established contractual billing arrangements. The following table presents the approximate percentages by source of net operating revenue received for healthcare services we provided for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Commercial insurers	70%	70%	70%	69%
Government payers	16%	17%	15%	16%
Patient	14%	13%	15%	15%
	100%	100%	100%	100%
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
Contract Asset
The Company has the following contract assets and unearned revenue:

(Dollars in Thousands)	September 30, 2022	December 31, 2021
Balances for contracts with customers
Accounts receivable	$246,348	$117,402
Unearned revenue	$367	$404
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

3. Goodwill and Intangible Assets, Net
For the purposes of the goodwill impairment assessment, the Company as a whole is considered to be a reporting unit. The Company recognizes the excess of the purchase price, plus the fair value of any non-controlling interests in the acquiree, over the fair value of identifiable net assets acquired as goodwill. The Company performs a qualitative assessment on goodwill at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. If it is determined in the qualitative assessment that the fair value of a reporting unit is more likely than not below its carrying amount, then the Company will perform a quantitative impairment test. The quantitative goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. Any excess in the carrying value of a reporting unit’s goodwill over its fair value is recognized as an impairment loss, limited to the total amount of goodwill allocated to that reporting unit. The Company’s carrying value of goodwill at September 30, 2022 and December 31, 2021 is approximately $126.9 million and $127.9 million, respectively. The most recently completed annual impairment test of goodwill was performed as of October 1, 2021 and it was determined that no impairment existed. No indicators of impairment were identified during the nine months ended September 30, 2022 and 2021.
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
A summary of the Company’s intangible assets is as follows:

	September 30, 2022		December 31, 2021
(Dollars in thousands)	Intangible Assets	Accumulated Amortization	Intangible Assets	Accumulated Amortization
Trade names	$4,600	$1,859	$4,600	$1,689
Consumer customer relationships	2,500	2,021	2,500	1,835
PMG customer relationships	600	202	600	184
Management Service Agreement (Complete MD)	2,200	963	2,200	860
Physician network	1,520	101	1,520	26
Payer contracts	2,750	131	2,750	33
MSO Service Agreement (BPMC)	51,800	2,464	50,800	605
	65,970	$7,741	64,970	$5,232
Less accumulated amortization	(7,741)		(5,232)
Intangible assets, net	$58,229		$59,738
The remaining weighted average life of all amortizable intangible assets is approximately 18.3 years at September 30, 2022.
Amortization expense for intangible assets was approximately $0.8 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively, and $2.5 million and $0.5 million for the nine months ended September 30, 2022 and 2021, respectively.
Estimated amortization expense for the Company’s intangible assets for the following five years is as follows:

(Dollars in Thousands)
Remainder of 2022	$835
2023	3,341
2024	3,258
2025	3,091
2026	3,091
Thereafter	44,613
Total	$58,229

4. Leases
The Company leases office space under various operating lease agreements. The initial terms of these leases range from 2 to 9 years and generally provide for periodic rent increases and renewal options.
The components of lease expense were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in Thousands)	2022	2021	2022	2021
Operating lease cost	$683	$475	$2,013	$1,406

Cash paid for amounts included in the measurement of lease liabilities - operating leases			$2,198	$1,629
Weighted-average remaining lease term - operating leases			4.6 Years	4.8 Years
Weighted-average discount rate - operating leases			3.0%	3.5%

The aggregate future lease payments for operating leases in the years subsequent to September 30, 2022 are as follows:

(Dollars in Thousands)
Remainder of 2022	$561
2023	3,013
2024	3,047
2025	3,010
2026	2,173
Thereafter	1,227
Total future lease payments	13,031
Imputed interest	(845)
Total	$12,186
5.Property and Equipment, Net
A summary of the Company’s property and equipment, net is as follows:

(Dollars in Thousands)	September 30, 2022	December 31, 2021
Furniture and fixtures	$1,402	$1,110
Computer equipment	1,641	1,864
Leasehold improvements	4,855	4,827
	7,898	7,801
Less accumulated depreciation and amortization	(4,235)	(3,299)
Property and equipment, net	$3,663	$4,502
6.Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

(Dollars in Thousands)	September 30, 2022	December 31, 2021
Accounts payable	$5,208	$2,973
Accrued employee compensation and benefits	7,342	7,491
Bonuses payable	10,209	12,292
Other accrued expenses	24,494	23,229
Total accounts payable and accrued expenses	$47,253	$45,985

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
Each period, the Company re-examines previously established provider liability estimates based on actual claim submissions and other changes in facts and circumstances. As more complete claims information becomes available, the Company adjusts its estimates and recognizes those changes in estimates in the period in which the change is identified. The difference between the estimated liability and the actual settlements of claims is recognized in the period in which the claims are settled. The Company’s physician and practice liability balance represents management’s best estimate of its liability for unpaid Provider expenses as of September 30, 2022. The Company uses judgment to determine the appropriate assumptions for developing the required estimates.
The Company’s liabilities for unpaid medical claims under at-risk capitation arrangements, which are included in Provider liability in the Company’s condensed consolidated balance sheets, were as follows:

(Dollars in Thousands)
Balance at December 31, 2021	$—
Incurred health care costs:
Current year	160,607
Prior years	—
Total claim incurred	160,607
Claims paid:
Current year	(124,385)
Prior year	—
Total claims paid	(124,385)
Adjustments to other claims-related liabilities	—
Balance at September 30, 2022	$36,222
8. Note Payable
The Company’s Credit Facilities consists of the following:

(Dollars in Thousands)	September 30, 2022	December 31, 2021
Note payable	$—	$33,250
Less debt issuance costs	—	(687)
Less current portion	—	(875)
Note payable, net	$—	$31,688
On November 15, 2019, the Company entered into a Credit Agreement (the “Original Credit Agreement”) by and among Privia Health, LLC, as the borrower, PH Group Holdings Corp., as a guarantor, certain subsidiaries of Privia Health, LLC, as guarantors, Silicon Valley Bank, as administrative agent and collateral agent (the “Administrative Agent”), and the several lenders from time to time party thereto. The Original Credit Agreement provided for up to $35.0 million in term loans (the “Term Loan Facility”) that mature on November 15, 2024 with interest payable monthly at the lesser of LIBOR plus 2.0% or Alternate Base Rate (“ABR”) plus 1.0% payable monthly (3.0% at September 30, 2022), plus up to an additional $10.0 million of financing (which was increased to $15.0 million in connection with the first amendment) in the form of a revolving loan (the “Revolving Loan Facility” and together with the Term Loan Facility, the “Credit Facilities”). The Revolving Loan Facility also includes a letter of credit sub-facility in the aggregate availability amount of $2.0 million and a swingline sub-facility in the aggregate availability amount of $2.0 million. The Company borrowed $35.0 million in term loans on November 15, 2019.
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
On June 24, 2022, the Company voluntarily prepaid the outstanding indebtedness under the Term Loan Facility. The Company’s prepayment to the lenders was approximately $33.1 million, including accrued interest. The Company did not incur any prepayment penalties in connection with the repayment of the term loan, which had a scheduled maturity of August 27, 2026. The prepayment was made with cash on hand. Pursuant to this repayment, the Company accelerated recognition of $0.6 million of expense related to the remaining unamortized debt issuance costs. Including this accelerated expense, amortization expense of approximately $0.7 million and $0.1 million was recorded for the nine months ended September 30, 2022 and 2021, respectively. The Revolving Loan Facility remains in place and available to the Company. As of September 30, 2022 and December 31, 2021 there were no amounts outstanding under the Revolving Loan Facility.
Interest expense relating to the Credit Facilities, inclusive of amortization of deferred financing costs, was de minimis for the three months ended September 30, 2022 and $0.3 million for the same period in 2021 and $0.6 million and $0.9 million for the nine months ended September 30, 2022 and 2021, respectively.
Substantially all of the Company’s real and personal property serve as collateral under the above debt arrangements.
9. Income Taxes
The Company recorded a (benefit from) provision for income tax of $(4.8) million and $(2.2) million for the three months ended September 30, 2022 and 2021, respectively, and $6.9 million and $(20.2) million for the nine months ended September 30, 2022 and 2021, respectively. This represents an annual effective tax rate of (74.6)% and 9.7% as of September 30, 2022 and 2021, respectively. The effective tax rate for the three and nine month periods ended September 30, 2022 were impacted by the non-deductible stock-based compensation expense related to the Company’s IPO and its effect on the pre-tax loss. The effective tax rate for the three and nine month periods ended September 30, 2021 was lower than the statutory rate due to the effect on the pre-tax loss of the non-deductible stock-based compensation expense related to the Company’s IPO.
Management considers both positive and negative evidence when evaluating the recoverability of our DTAs. The assessment is required to determine whether, based on all available evidence, it is more likely than not (i.e., greater than a 50% probability) that all or some portion of the DTAs will be realized in the future. As of September 30, 2022 and 2021, the weight of all available positive evidence was greater than the weight of all negative evidence, so a valuation allowance against the deferred tax asset was not recorded.
10. Stockholders’ Equity
Elevance Health Inc.f.k.a. Anthem, Inc. (“Elevance Health”) Private Placement
On May 3, 2021, concurrent with the closing of its IPO, the Company issued and sold, 4,000,000 shares of common stock, par value $0.01 per share, of the Company for an aggregate purchase price of $92 million (the “Private Placement”), or $23.00 per share, in a private placement to an affiliate of Elevance Health. As of May 3, 2021, Elevance Health held approximately 3.9% of the issued and outstanding common stock of the Company. The securities issued to the Investor in the Private Placement were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.
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
On April 1, 2021, contingent on the consummation of the IPO, the Board of Directors approved a modification to the PH Group Parent Corp. Stock Option Plan of the vesting conditions of certain outstanding stock option grants to certain employees and consultants. The modification accelerated by one year any time vested options that were not previously 100% vested and modified the vesting condition of the performance based options to vest 60% at IPO, 20% 12 months after IPO and 20% 18 months after the IPO. The modification also accelerated the CEO’s time based options by an additional four months such that 100% of his time based options are vested. We recognized stock-based compensation of $195.1 million in the second quarter of 2021 related to these modifications and recognized an additional $89.9 million of additional stock compensation expense over the eighteen months following the completion of the IPO.
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
2021 Employee Stock Purchase Plan
In April 2021, the Company’s Board of Directors approved the Company’s 2021 Employee Stock Purchase Plan (“2021 ESPP”). The 2021 ESPP became effective upon the execution of the underwriting agreement for the Company’s IPO in April 2021. Per the Plan, shares may be newly issued shares, treasury shares or shares acquired on the open market. The Compensation Committee may elect to increase the total number of Shares available for purchase under the Plan as of the first day of each Company fiscal year following the Effective Date in an amount equal to up to one percent (1%) of the shares issued and outstanding on the immediately preceding December 31; provided that the maximum number of shares that may be issued under the Plan in any event shall be 10,278,581 shares. As of September 30, 2022, the Company has reserved 1,027,858 shares of common stock for issuance under the 2021 ESPP.
Stock option activity
The following table summarizes stock option activity under the PH Parent Option Plan and 2021 Plan:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2021	19,916,202	$5.90	9.36	$398,117
Granted	93,793	26.35
Exercised	(5,855,236)	2.01
Forfeited	(151,392)	19.99
Balance at September 30, 2022	14,003,367	$7.51	9.15	$371,851
Exercisable September 30, 2022	7,623,620	$2.07	9.39	$243,946

RSU Activity
The following table summarizes the RSU activity under the 2021 Plan:

	Number of Shares	Grant Date Fair Value
Unvested and outstanding at December 31, 2021	984,901	$23.23
Granted	1,136,607	24.43
Vested	(110,082)	24.09
Forfeited	(72,674)	24.26
Unvested and outstanding at September 30, 2022	1,938,752	$23.85
Stock-based compensation expense
Total stock-based compensation expense for the three months ended September 30, 2022 and 2021, was approximately $14.8 million and $25.8 million, respectively, and $58.2 million and $228.5 million for the nine months ended September 30, 2022 and 2021, respectively. At September 30, 2022, there was approximately $63.7 million of unrecognized stock-based compensation expense related to unvested options and RSUs, net of forfeitures, that is expected to be recognized over a weighted-average period of 1.3 years.
Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in Thousands)	2022	2021	2022	2021
Cost of platform	$3,095	$4,947	$11,382	$40,987
Sales and marketing	672	1,028	2,202	8,723
General and administrative	11,066	19,825	44,600	178,751
Total stock-based compensation	$14,833	$25,800	$58,184	$228,461
11. Commitments and Contingencies
There are no material commitments and contingencies as of September 30, 2022.
12. Concentrations of Credit Risk
Our financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. While our cash and cash equivalents are managed by reputable financial institutions, the Company’s cash balances with the individual institutions may at times exceed the federally insured limits. At September 30, 2022, substantially all of the Company’s cash and cash equivalents were held at two financial institutions. The Company believes these financial institutions are financially sound and that minimal credit risk exists.
The Company receives payment for medical services provided to patients by its physicians through contracts with payers. Six payers within the network accounted for approximately 75% and 76% of such payments for the three month periods ended September 30, 2022 and 2021, respectively, and 74% for both the nine month periods ended September 30, 2022 and 2021, respectively. The Company evaluates accounts receivable to determine if they will ultimately be collected. In performing this evaluation, significant judgments and estimates are involved, such as past experience, credit quality, age of the receivable balance and current economic conditions that may affect ability to pay. As of September 30, 2022 and December 31, 2021, the Company had six payers within the network that made up approximately 71% and 68% of accounts receivable, respectively.

13. Net Income (Loss) Per Share
A reconciliation of net loss available to common shareholders and the number of shares in the calculation of basic and diluted earnings loss per share was calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except for share and per share amounts)	2022	2021	2022	2021
Net income (loss) attributable to Privia Health Group, Inc. common stockholders	$1,624	$(9,115)	$(26,361)	$(176,251)
Weighted average common shares outstanding - basic	111,592,834	105,896,622	109,458,855	101,576,775
Weighted average common share outstanding - diluted	124,845,602	105,896,622	109,458,855	101,576,775
Earnings per share attributable to Privia Health Group, Inc. common stockholders – basic and diluted	$0.01	$(0.09)	$(0.24)	$(1.74)
The treasury stock method is used to consider the effect of the potentially dilutive stock options. The following outstanding shares of potentially dilutive securities were excluded from computation of diluted loss per share attributable to common stockholders for the period presented because including them would have been antidilutive:

	Nine Months Ended September 30,
	2022	2021
Potentially dilutive stock options to purchase common stock and RSUs	15,942,119	22,520,458
Total potentially dilutive shares	15,942,119	22,520,458
14. Subsequent Events
On November 3, 2022, the Company announced a joint venture and strategic partnership with Novant Health Enterprises, a division of Novant Health, to launch Privia Medical Group – North Carolina for independent providers throughout North Carolina. This partnership is expected to provide resources for community physicians and provider groups throughout the state, and support their transition to value-based care through a clinically integrated network model. David P. King, a member of our board of directors, is a member of the board of trustees of Novant Health.
On October 11, 2022, the Company received $62.8 million from the Centers for Medicare and Medicaid Services as payment for the Company’s portion of MSSP shared savings generated in the 2021 performance year. Of this amount, approximately $37.7 million will be disbursed to providers for their participation in MSSP.

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
GAAP Financial Measures
•    Revenue was $342.9 million and $251.5 million for the three months ended September 30, 2022 and 2021, respectively, and $992.2 million and $690.9 million for the nine months ended September 30, 2022 and 2021, respectively;
•    Operating loss was $(4.6) million and $(12.8) million for the three months ended September 30, 2022 and 2021, respectively, and $(21.4) million and $(198.1) million for the nine months ended September 30, 2022 and 2021, respectively; and
•    Net income (loss) attributable to Privia Health Group, Inc. was $1.6 million and $(9.1) million, for the three months ended September 30, 2022 and 2021, respectively, and $(26.4) million and $(176.3) million for the nine months ended September 30, 2022 and 2021, respectively.
Key Metrics and Non-GAAP Financial Measures
•    Practice Collections were $611.9 million and $401.5 million for the three months ended September 30, 2022 and 2021, respectively, and $1.79 billion and $1.11 billion for the nine months ended September 30, 2022 and 2021, respectively;
•    Care Margin was $77.7 million and $61.5 million for the three months ended September 30, 2022 and 2021, respectively, and $225.6 million and $169.8 million for the nine months ended September 30, 2022 and 2021, respectively;

•    Platform Contribution was $37.0 million and $31.1 million for the three months ended September 30, 2022 and 2021, respectively, and $109.5 million and $79.8 million for the nine months ended September 30, 2022 and 2021, respectively; and
•    Adjusted EBITDA was $15.7 million and $13.9 million for the three months ended September 30, 2022 and 2021, respectively, and $46.6 million and $33.9 million for the nine months ended September 30, 2022 and 2021, respectively.
See “Key Metrics and Non-GAAP Financial Measures” below for more information as to how we define and calculate Implemented Providers, Attributed lives, Practice Collections, Care Margin, Platform Contribution, Platform Contribution Margin, Adjusted EBITDA and Adjusted EBITDA Margin, and for a reconciliation of income from operations, the most comparable GAAP measure, to Care Margin, income from operations, the most comparable GAAP measure, to Platform Contribution, and net income (loss), the most comparable GAAP measure, to Adjusted EBITDA.
Coronavirus Aid, Relief and Economic Stimulus Act (“CARES Act”)
The COVID-19 pandemic has an impact and may continue to impact our results of operations, cash flow and financial position. We are closely monitoring the impact of the pandemic on all aspects of our business including impacts to employees, customers, patients, suppliers and vendors.
On March 27, 2020, the CARES Act was passed. It is intended to provide economic relief to individuals and businesses affected by the coronavirus pandemic. It also contains provisions related to healthcare providers’ operations and the issues caused by the coronavirus pandemic. Pursuant to the CARES Act the Company elected to defer its portion of Social Security taxes in 2020, which may be repaid over two years as follows: 50% by the end of 2021 and 50% by the end of 2022. During the year ended December 31, 2021 50% of the Social Security taxes were repaid. Approximately $0.8 million is recorded in accrued expenses on the balance sheet as of September 30, 2022 related to this deferral and the Company intends to remit payment by the end of 2022.
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
FFS Revenue
We generate FFS-patient care revenue when we collect reimbursements for FFS medical services provided by Privia Providers. Our agreements with our providers have a multi-year term length and we have historically experienced a 95% provider retention rate, both of which lead to a highly predictable and recurring revenue model. Our FFS contracts with payer partners typically contain annual rate inflators and enhanced commercial FFS rates given our scale in each of our markets. As a result of receiving these rate inflators and enhancements, if we continue to be successful in expanding our provider base, we expect revenue will grow year-over-year in absolute dollars. In addition, in our FFS-patient care revenue, we include collections generated from ancillary services such as clinical laboratory, imaging and pharmacy operations. We also generate FFS-administrative services revenue by providing administration and management services to medical groups which are not owned or consolidated by us. FFS-patient care revenue represented 64.7% and 79.6% of total revenue for the three months ended September 30, 2022 and 2021, respectively, and 64.3% and 79.7% for the nine months ended September 30, 2022 and 2021, respectively. FFS-administrative services revenue represented 7.4% and 6.5% of total revenue for the three months ended September 30, 2022 and 2021, respectively, and 7.2% and 6.8% for the nine months ended September 30, 2022 and 2021, respectively.
VBC Revenue
Over time, we create incremental value for our provider partners by enabling them to succeed in VBC arrangements. We generate VBC revenue when our providers are reimbursed through traditional FFS Medicare, MSSP, Medicare Advantage, commercial payers and other existing and emerging direct payer and employer contracting programs. The revenue is primarily collected in the form of (i) Capitated revenue earned by providing healthcare services to Medicare Advantage attributed beneficiaries for a defined group of services to include professional, institutional and pharmacy through a contract that is typically known as an “at-risk contract,” (ii) Shared savings earned based on improved quality and lower cost of care for our attributed lives in VBC incentive arrangements and (iii) Care management fees to cover costs of services typically not reimbursed under traditional FFS payment models, including population management, care coordination, advanced technology and analytics. VBC revenue represented 27.5% and 13.8% of total revenue for the three months ended September 30, 2022 and 2021, respectively, and 28.1% and 12.9% for the nine months ended September 30, 2022 and 2021, respectively. We expect VBC revenue to continue to increase as a percentage of total revenue as we grow total Attributed Lives under management as well as increase risk levels undertaken across value-based arrangements.

Other Revenue
The remainder of our revenue is derived from leveraging our existing base of providers and patients to deliver value-oriented services such as virtual visits, virtual scribes and coding. Other revenue represented 0.4% and 0.1% of total revenue for the three months ended September 30, 2022 and 2021, respectively, and 0.4% and 0.5% for the nine months ended September 30, 2022 and 2021, respectively.
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
On November 3, 2022, the Company announced a joint venture and strategic partnership with Novant Health Enterprises, a division of Novant Health, to launch Privia Medical Group – North Carolina for independent providers throughout North Carolina. This partnership is expected to provide resources for community physicians and provider groups throughout the state, and support their transition to value-based care through a clinically integrated network model.
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
Key Metrics

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Implemented Providers (as of end of period)	3,595	2,826	3,595	2,826
Attributed Lives (in thousands) (as of end of period)	846	760	846	760
Practice Collections (1) ($ in millions)	$611.9	$401.5	$1,789.2	$1,112.8
(1) We define Practice Collections as the total collections from all practices in all markets and all sources of reimbursement (FFS, VBC and other) that we receive for delivering care and providing our platform and associated services. Practice Collections differ from revenue by including collections from Non-Owned Medical Groups.
Implemented Providers
We define Implemented Providers as the total of all service professionals on Privia Health’s platform at the end of a given period who are credentialed by Privia Health and bill for medical services, in both Owned and Non-Owned Medical Groups during that period. This includes, but is not limited to, physicians, physician assistants, and nurse practitioners. We believe that growth in the number of Implemented Providers is a key indicator of the performance of our business and expected revenue growth. This growth depends, in part, on our ability to successfully add new practices in existing markets and expand into new markets. The number of Implemented Providers increased 27.2% as of September 30, 2022 compared to September 30, 2021, due to organic growth in our healthcare delivery business as well as entrance into the West Texas, California and Montana markets.
Attributed Lives
We define Attributed Lives as any patient that selected one of our physicians as their provider of primary care services, that a payer deems attributed to Privia, in both Owned and Non-Owned Medical Groups, to deliver care as part of a VBC arrangement. The number of Attributed Lives is an important measure that impacts the amount of VBC revenue we receive. Attributed Lives increased 11.3% as of September 30, 2022 compared to September 30, 2021, due to the launch of Privia Care Partners on January 1, 2022, as well as organic growth in all markets.
Practice Collections
We define Practice Collections as the total collections from all practices in all markets and all sources of reimbursement (FFS, VBC and other) that we receive for delivering care and providing our platform and associated services. Practice Collections differ from revenue by adding collections from Non-Owned Medical Groups. Practice Collections increased 52.4% for the three months ended September 30, 2022 when compared to the same period in 2021 and 60.8% for the nine months ended September 30, 2022 compared to the same period in 2021, due mainly to organic growth of our healthcare delivery business, our new at-risk Capitated revenue contracts, as well as entrance into the West Texas, California and Montana markets.
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

In the quarter ended September 30, 2022, we changed the definition of Adjusted EBITDA to exclude employer taxes on equity vesting/exercise. In prior periods, this amount was considered de minimis and the Adjusted EBITDA amounts were not adjusted. Employer payroll tax expense related to employee stock transactions are tied to the vesting or exercise of underlying equity awards and the price of our common stock at the time of vesting, which varies in amount from period to period and is dependent on market forces that are often beyond our control. As a result, management excludes this item from our internal operating forecasts and models. Management believes that non-GAAP measures adjusted for employer payroll taxes on employee stock transactions provide investors with a basis to measure our core performance against the performance of other companies without the variability created by employer payroll taxes on employee stock transactions as a result of the stock price at the time of employee exercise.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(amounts in thousands, except for percentages)	2022	2021	2022	2021
Care Margin [1] ($)	$77,725	$61,469	$225,564	$169,782
Platform Contribution [1] ($)	$36,981	$31,102	$109,451	$79,762
Platform Contribution Margin [1] (%)	47.6%	50.6%	48.5%	47.0%
Adjusted EBITDA [1] ($)	$15,650	$13,867	$46,587	$33,851
Adjusted EBITDA Margin [1] (%)	20.1%	22.6%	20.7%	19.9%
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

Care Margin
We define Care Margin as total revenue less provider expense. Our Care Margin generated from FFS revenue is contractual and recurring in nature, and primarily based on an individually negotiated percentage of collections for each practice that joins Privia. Our Care Margin generated from VBC revenue is based on a percentage of care management fees and shared savings collected. We view Care Margin as all of the dollars available for us to manage our business, including providing administrative support to our practices, investing in sales and marketing to attract new providers to the Privia Platform, and supporting the organization through our corporate infrastructure. We expect Care Margin will grow year-over-year in absolute dollars as we continue to expand our provider base. We would also expect our care management and shared savings economics in our VBC arrangements to improve on a per patient basis as we manage towards lower total cost of care for our Attributed Lives and move towards higher risk VBC arrangements over time. Care Margin increased 26.4% for the three months ended September 30, 2022 when compared to the same period in 2021 due to organic growth of our medical practice business and 32.9% during the nine months ended September 30, 2022 compared to the same period in 2021 due to organic growth of our medical practice business. As a percentage of revenue, Care Margin decreased to 22.7% for the three months ended September 30, 2022 from 24.4% for the same period in 2021 due to the addition of the at-risk capitation arrangements. For the nine months ended September 30, 2022, Care Margin decreased to 22.7% as a percentage of revenue compared to 24.6% during the same period in 2021 due to the addition of the at-risk capitation arrangements.
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
The following table provides a reconciliation of operating loss, the most closely comparable GAAP financial measure, to Care Margin.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited and amounts in thousands)	2022	2021	2022	2021
Operating loss	$(4,574)	$(12,809)	$(21,371)	$(198,089)
Depreciation and amortization	1,153	466	3,436	1,351
General and administrative	32,219	33,910	101,436	216,563
Sales and marketing	5,088	4,588	14,568	18,950
Cost of platform	43,839	35,314	127,495	131,007
Care margin	$77,725	$61,469	$225,564	$169,782
Platform Contribution
We define Platform Contribution as total revenue less the sum of (i) provider expense and (ii) cost of platform plus (iii) stock-based compensation expense included in Cost of platform. The following table provides a reconciliation of operating income, the most closely comparable GAAP financial measure, to Platform Contribution. We consider platform contribution to be an important measure to monitor our performance, specific to pricing of our services, direct costs of delivering care, and cost of our platform and associated services. As a provider spends a longer time on the Privia Platform, we expect the Platform Contribution from that provider to increase both in terms of absolute dollars as well as a percent of Care Margin. We expect that this increase will be driven by improving per provider revenue economics over time as well as our ability to generate operating leverage on our in-market infrastructure costs. Platform Contribution increased 18.9% for the three months ended September 30, 2022 when compared to the same period in 2021 and increase 37.2% for the nine months ended September 30, 2022 compared to the same period in 2021 due to organic growth of our medical practice business and new market entry.
Platform Contribution Margin
We define Platform Contribution Margin as Platform Contribution as a percentage of Care Margin. We consider Platform Contribution Margin to be an important measure to monitor our performance, specific to pricing of our services, direct costs of delivering care, and cost of our platform and associated services. As a provider spends a longer time on the Privia Platform, we expect the Platform Contribution from that provider to increase both in terms of absolute dollars as well as a percent of Care Margin. We expect that this increase will be driven by improving per provider revenue economics over time as well as our ability to generate operating leverage on our in-market infrastructure costs. Platform Contribution Margin was 47.6% for three months ended September 30, 2022 compared to 50.6% during the same period in 2021 and 48.5% for the nine months ended September 30, 2022 compared to 47.0% during the same period in 2021. We continue to make strategic investments to provide better service to both our patients and physicians at a pace slower than the increase in revenue.
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
The following table provides a reconciliation of operating loss, the most closely comparable GAAP financial measure, to platform contribution:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited and amounts in thousands)	2022	2021	2022	2021
Operating loss	$(4,574)	$(12,809)	$(21,371)	$(198,089)
Depreciation and amortization	1,153	466	3,436	1,351
General and administrative	32,219	33,910	101,436	216,563
Sales and marketing	5,088	4,588	14,568	18,950
Stock-based compensation(1)	3,095	4,947	11,382	40,987
Platform contribution	$36,981	$31,102	$109,451	$79,762
(1) Amount represents stock-based compensation expense included in Cost of Platform.
Adjusted EBITDA
We define Adjusted EBITDA as net (loss) income excluding interest income, interest expense, non-controlling interest expense / income, depreciation and amortization, stock-based compensation, severance, other one time or non-recurring expenses, employer taxes on equity vesting/exercises and the (benefit from) provision for income taxes. We include Adjusted EBITDA because it is an important measure on which our management assesses and believes investors should assess our operating performance. We consider Adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis. Adjusted EBITDA has limitations as an analytical tool including: (i) Adjusted EBITDA does not reflect the impact of stock-based compensation expense, and (ii) Adjusted EBITDA does not reflect interest expense on our debt or the cash requirements necessary to service interest or principal payments. Adjusted EBITDA increased 12.9% for the three months ended September 30, 2022, when compared to the same period in 2021 and 37.6% for the nine months ended September 30, 2022 compared to the same period in 2021 due to organic growth of our medical practice business, new market entry and a focus on managing the investment in new expenses.
Adjusted EBITDA Margin
We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of Care Margin. We included Adjusted EBITDA Margin because it is an important measure on which our management assesses and believes investors should assess our operating performance. We consider Adjusted EBITDA Margin to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis. Adjusted EBITDA Margin was 20.1% for three months ended September 30, 2022 a decrease from 22.6% for the same period in 2021 due to timing differences in revenue recognition related to value based care contracts. Adjusted EBITDA Margin was 20.7% for the nine months ended September 30, 2022 an increase from

19.9% for the same period in 2021 due to organic growth of our medical practice business, new market entry and a focus on managing the investment in new expenses.
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
The following table provides a reconciliation of net income (loss) attributable to the Company, the most closely comparable GAAP financial measure, to Adjusted EBITDA:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited and amounts in thousands)	2022	2021	2022	2021

Net income (loss)	$1,624	$(9,115)	$(26,361)	$(176,251)
Net loss attributable to non-controlling interests	(1,068)	(1,776)	(2,551)	(2,509)
(Benefit from) provision for income taxes	(4,845)	(2,210)	6,931	(20,214)
Interest (income) expense, net	(285)	292	610	885
Depreciation and amortization	1,153	466	3,436	1,351
Stock-based compensation	14,833	25,800	58,184	228,461
Other expenses(1)	4,238	410	6,338	2,128
Adjusted EBITDA	$15,650	$13,867	$46,587	$33,851

(1) Other expenses include employer taxes on equity vesting/exercises, legal, severance and certain non-recurring costs. Employer taxes on equity vesting/exercises of $2.2 million and $2.8 million were recorded for the three and nine months ended September 30, 2022, respectively.

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
Interest (income) Expense
Interest (income) expense consists primarily of interest earned by the Company, offset by interest payments (including deferred finacing costs) on our outstanding borrowings under our Term Loan Facility. See “Liquidity and Capital Resources—General and Note Payable.”

Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the three and nine months ended September 30, 2022 and 2021.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022	2021	Change ($)	Change (%)	2022	2021	Change ($)	Change (%)
(in thousands)
Revenue	$342,899	$251,524	$91,375	36.3%	$992,236	$690,887	$301,349	43.6%
Operating expenses:
Provider expense	265,174	190,055	75,119	39.5%	766,672	521,105	245,567	47.1%
Cost of platform	43,839	35,314	8,525	24.1%	127,495	131,007	(3,512)	(2.7)%
Sales and marketing	5,088	4,588	500	10.9%	14,568	18,950	(4,382)	(23.1)%
General and administrative	32,219	33,910	(1,691)	(5.0)%	101,436	216,563	(115,127)	(53.2)%
Depreciation and amortization	1,153	466	687	147.4%	3,436	1,351	2,085	154.3%
Total operating expenses	347,473	264,333	83,140	31.5%	1,013,607	888,976	124,631	14.0%
Operating loss	(4,574)	(12,809)	8,235	(64.3)%	(21,371)	(198,089)	176,718	(89.2)%
Interest (income) expense, net	(285)	292	(577)	(197.6)%	610	885	(275)	(31.1)%
Loss before (benefit from) provision for income taxes	(4,289)	(13,101)	8,812	(67.3)%	(21,981)	(198,974)	176,993	(89.0)%
(Benefit from) provision for income taxes	(4,845)	(2,210)	(2,635)	119.2%	6,931	(20,214)	27,145	(134.3)%
Net income (loss)	556	(10,891)	11,447	(105.1)%	(28,912)	(178,760)	149,848	(83.8)%
Less: loss attributable to non-controlling interests	(1,068)	(1,776)	708	(39.9)%	(2,551)	(2,509)	(42)	1.7%
Net income (loss) attributable to Privia Health Group, Inc.	$1,624	$(9,115)	$10,739	(117.8)%	$(26,361)	$(176,251)	$149,890	(85.0)%
Revenue
The following table presents our revenues disaggregated by source:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Dollars in Thousands)	2022	2021	Change ($)	Change (%)	2022	2021	Change ($)	Change (%)
FFS-patient care	$221,911	$200,208	$21,703	10.8%	$637,540	$550,607	$86,933	15.8%
FFS-administrative services	25,270	16,407	8,863	54.0%	71,911	47,162	24,749	52.5%
Capitated revenue	54,708	—	54,708	—%	160,776	—	160,776	—%
Shared savings	30,243	25,333	4,910	19.4%	90,296	62,045	28,251	45.5%
Care management fees	9,239	9,376	(137)	(1.5)%	27,519	27,321	198	0.7%
Other revenue	1,528	200	1,328	664.0%	4,194	3,752	442	11.8%
Total Revenue	$342,899	$251,524	$91,375	36.3%	$992,236	$690,887	$301,349	43.6%
Three months ended September 30, 2022 and 2021
Revenue was $342.9 million for the three months ended September 30, 2022, an increase from $251.5 million for the three months ended September 30, 2021. Key drivers of this revenue growth were the addition of capitated revenue in 2022 resulting in revenue of $54.7 million during the three months ended September 30, 2022; FFS–patient care revenue, which increased $21.7 million; FFS-administrative services, which increased $8.9 million; and shared savings revenue, which increased $4.9 million.
Growth in FFS-patient care revenue and FFS-administrative services was primarily attributed to an increase in visit volumes as COVID-19 restrictions were lifted in certain states as well as the addition of new providers and the new markets of California and West Texas. As of September 30, 2022, we had 3,595 implemented providers compared to 2,826 as of September 30, 2021. Capitated revenue growth is due to the commencement of at-risk capitation arrangements during the third quarter of 2022 resulting in an increase in revenue of $54.7 million. Shared savings growth was primarily due to more Attributed Lives in Medicare programs as well as continued strong performance in our value based care programs.
Nine months ended September 30, 2022 and 2021
Revenue was $992.2 million for the nine months ended September 30, 2022, an increase from $690.9 million for the same period in 2021. Key drivers of this revenue growth were the addition of capitated revenue in 2022 of $160.8 million, FFS–patient care revenue, which increased $86.9 million, shared savings revenue, which increased $28.3 million, and FFS-administrative services which increased $24.7 million.
Growth in FFS-patient care revenue and FFS-administrative services was primarily attributed to an increase in visit volumes as COVID-19 restrictions were lifted in certain states as well as the addition of new providers and the new markets of California and West Texas. Capitated revenue growth is due to the commencement of at-risk capitation arrangements during the first quarter of 2022 resulting in an increase in revenue of $160.8 million. Shared savings growth was primarily due to more Attributed Lives in Medicare programs as well as continued strong estimated performance in our value based care programs.
Operating Expenses

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Dollars in Thousands)	2022	2021	Change ($)	Change (%)	2022	2021	Change ($)	Change (%)
Operating Expenses:
Provider expense	$265,174	$190,055	$75,119	39.5%	$766,672	$521,105	$245,567	47.1%
Cost of platform	43,839	35,314	8,525	24.1%	127,495	131,007	(3,512)	(2.7)%
Sales and marketing	5,088	4,588	500	10.9%	14,568	18,950	(4,382)	(23.1)%
General and administrative	32,219	33,910	(1,691)	(5.0)%	101,436	216,563	(115,127)	(53.2)%
Depreciation and amortization expense	1,153	466	687	147.4%	3,436	1,351	2,085	154.3%
Total operating expenses	$347,473	$264,333	$83,140	31.5%	$1,013,607	$888,976	$124,631	14.0%
Provider expenses
Provider expenses were $265.2 million for the three months ended September 30, 2022 compared to $190.1 million for the same period in 2021. This increase was driven primarily by the commencement of at-risk capitation arrangements during the first quarter of 2022 and higher FFS-patient care revenue and growth in Implemented Providers.
Provider expenses were $766.7 million for the nine months ended September 30, 2022 compared to $521.1 million for the same period in 2021. This increase was driven primarily by the commencement of at-risk capitation arrangements during the first quarter of 2022 and higher FFS-patient care revenue and growth in Implemented Providers.
Cost of platform
Cost of platform expenses were $43.8 million for the three months ended September 30, 2022 compared to $35.3 million for the same period in 2021. The increase was driven by an increase in salaries and benefits of $6.8 million related to continued growth during the three months ended September 30, 2022 compared the same period in 2021, partially offset by a decrease of $1.9 million in stock-based compensation expense.
Cost of platform expenses were $127.5 million for the nine months ended September 30, 2022 compared to $131.0 million for the same period in 2021. The decrease was driven by the reduction of $29.6 million in stock-based compensation expense primarily related to the modification of vesting terms of options in connection with the Company’s IPO during the nine months ended September 30, 2021, partially offset by an increase in salaries and benefits of $14.4 million related to continued growth, an increase in consulting costs of $3.0 million due to continued growth and market expansion, and various other immaterial expenses related to growth and market expansion.
Sales and marketing
Sales and marketing expenses were $5.1 million for the three months ended September 30, 2022 compared to $4.6 million for the same period in 2021. The increase was driven by an increase in salaries and benefits of $0.8 million, partially offset by the reduction of $0.4 million in stock-based compensation expense during the three months ended September 30, 2022 compared to the same period in 2021.
Sales and marketing expenses were $14.6 million for the nine months ended September 30, 2022 compared to $19.0 million for the same period in 2021. The decrease was driven by the reduction of $6.5 million in stock-based compensation primarily related to the modification of vesting terms of options in connection with the Company’s IPO during the nine months ended September 30, 2021, partially offset by an increase in salaries and benefits of $1.4 million.

General and administrative
General and administrative expenses was $32.2 million for the three months ended September 30, 2022 compared to $33.9 million for the same period in 2021. The decrease was driven by the reduction of $8.8 million in stock-based compensation expense during the three months ended September 30, 2022 compared to the same period in 2021, partially offset by an increase in salaries and benefits of $4.1 million, which includes $1.8 million of employer taxes on equity vesting/exercises and an increase in professional services of $1.4 million related to additional consulting services for audit, tax and Sarbanes-Oxley Act (“SOX”) compliance and various other immaterial expenses.
General and administrative expenses were $101.4 million for the nine months ended September 30, 2022 compared to $216.6 million for the same period in 2021. The decrease was driven by the reduction of $134.2 million in stock-based compensation expense primarily related to the modification of vesting terms of options in connection with the Company’s IPO during the nine months ended September 30, 2021, partially offset by an increase in salaries and benefits of $10.2 million, which includes $2.1 million of employer taxes on equity vesting/exercises, an increase in professional services of $3.6 million related to additional consulting services for audit, tax and SOX compliance and various other immaterial expenses.
Depreciation and amortization expense
Depreciation and amortization expenses were $1.2 million for the three months ended September 30, 2022 compared to $0.5 million for the same period in 2021. This increase was primarily driven by amortization of intangible assets related to the acquisition of BASS Privia Management Company of California, LLC (“BPMC”) and Privia Medical Group West Texas, PLLC, formerly known as Abilene Diagnostic Clinic, PLLC (“PMG West Texas” or “WTX Friendly Medical Group”) during the fourth quarter of 2021.
Depreciation and amortization expenses were $3.4 million for the nine months ended September 30, 2022 compared to $1.4 million for the same period in 2021. This increase was primarily driven by amortization of intangible assets related to the acquisition of BASS Privia Management Company of California, LLC (“BPMC”) and Privia Medical Group West Texas, PLLC, formerly known as Abilene Diagnostic Clinic, PLLC (“PMG West Texas” or “WTX Friendly Medical Group”) during the fourth quarter of 2021.
Interest (income) expense, net
Interest (income) expense was a net interest income amount of $(0.3) million for the three months ended September 30, 2022 compared to $0.3 million of interest expense for the same period in 2021. This change was primarily the result of the repayment of the Term Loan Facility at the end of June 2022 and the increase in the rate of interest earned on cash in our bank accounts.
Interest expense was $0.6 million for the nine months ended September 30, 2022 compared to $0.9 million for the same period in 2021. This change was primarily the result of the repayment of the Term Loan Facility at the end of June 2022 and the increase in the rate of interest earned on cash in our bank accounts.
(Benefit from) provision for income taxes
The (benefit from) income taxes was $(4.8) million for the three months ended September 30, 2022 an increase from $(2.2) million for the same period in 2021. The (benefit from) income taxes for the three months ended September 30, 2022 is primarily the result of the pre-tax loss offset by the non-deductible stock-based compensation expense related to the modification of vesting terms of options in connection with the Company’s IPO during the second quarter of 2021 and its impact on the annualized effective tax rate applied to quarter to date pretax results, in addition to the windfall tax benefit recorded on stock option exercises during the quarter. The (benefit from) income taxes for the three months ended September 30, 2021 is primarily the result of the pre-tax loss offset by the non-deductible stock-based compensation expense related to the modification of vesting terms of options in connection with the Company’s IPO and its impact on the annualized effective tax rate applied to quarter to date pretax results, in addition to the windfall tax benefit recorded on stock option exercises during the quarter.
The provision for income taxes was $6.9 million for the nine months ended September 30, 2022, an increase from the (benefit from) income taxes of $(20.2) million for the same period in 2021. The provision for income taxes for the nine months ended September 30, 2022 is primarily the result of the pre-tax loss offset by the non-deductible stock-based compensation expense related to the modification of vesting terms of options in connection with the Company’s IPO during the second quarter of 2021 and its impact on the annualized effective tax rate applied to nine months ended September 30, 2022, in addition to the windfall tax benefit recorded on stock option exercises during the nine months ended September 30, 2022. The (benefit from) income taxes for the nine months ended September 30, 2021 is primarily the result of the pre-tax loss offset by the non-deductible stock-based compensation expense related to the modification of vesting terms of options in connection with the Company’s IPO.
Net loss attributable to non-controlling interests
Net loss attributable to non-controlling interests remained materially unchanged for the three and nine months ended September 30, 2022 compared to the same period in 2021.

Liquidity and Capital Resources
General
To date, we have financed our operations principally through sale of our equity, payments received from various payers and through borrowings under the Credit Facilities. As of September 30, 2022, we had cash and cash equivalents of $316.9 million. This does not include $62.8 million in cash received on October 11, 2022 from the Centers for Medicare and Medicaid Services as payment for the Company’s portion of MSSP shared savings generated in the 2021 performance year, of which approximately $37.7 million will be disbursed to providers for their participation in MSSP. We received $211.0 million of net proceeds from the Company’s IPO and the Elevance Health private placement on May 3, 2021. Our cash and cash equivalents primarily consist of highly liquid investments in money market funds and cash.
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
Indebtedness
On November 15, 2019, the Company entered into a Credit Agreement (the “Original Credit Agreement”) by and among Privia Health, LLC, as the borrower, PH Group Holdings Corp., as a guarantor, certain subsidiaries of Privia Health, LLC, as guarantors, Silicon Valley Bank, as administrative agent and collateral agent (the “Administrative Agent”), and the several lenders from time to time party thereto. The Original Credit Agreement provided for up to $35.0 million in term loans (the “Term Loan Facility”) that mature on November 15, 2024 with interest payable monthly at the lesser of LIBOR plus 2.0% or ABR plus 1.0% payable monthly (3.0% at September 30, 2022), plus up to an additional $10.0 million of financing (which was increased to $15.0 million in connection with the first amendment) in the form of a revolving loan (the “Revolving Loan Facility” and together with the Term Loan Facility, the “Credit Facilities”). The Revolving Loan Facility also includes a letter of credit sub-facility in the aggregate availability amount of $2.0 million and a swingline sub-facility in the aggregate availability amount of $2.0 million. The Company borrowed $35.0 million in term loans on November 15, 2019.
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
On June 24, 2022, we voluntarily prepaid the outstanding indebtedness under the Term Loan Facility using cash on hand. Our prepayment to the lenders was approximately $33.1 million, including accrued interest. We did not incur any prepayment penalties in connection with the repayment of the Term Loan Facility, which had a scheduled maturity of August 27, 2026. The prepayment was made with cash on hand. The $65.0 million Revolving Loan Facility under the Credit Agreement is scheduled to mature on August 27, 2026 and remains in place and available to us as a source of liquidity. As of September 30, 2022, we had no outstanding indebtedness under either the Term Loan Facility or the Revolving Loan Facility. As of September 30, 2022, “springing” financial covenants were not applicable, and we were in compliance with all covenants under the Credit Agreement.
See Note 8 “Note Payable” to the condensed consolidated financial statements for a discussion about our Credit Facilities.
Cash Flows
Our cash requirements within the next twelve months include provider liabilities, accounts payable and accrued liabilities, and purchase commitments and other obligations. We expect the cash required to meet these obligations to be primarily generated through cash flows from operations and our available cash. Based on current and anticipated levels of operations, we anticipate that net cash provided by operating activities, together with the available cash on hand at September 30, 2022, should be adequate to meet anticipated cash requirements for the short term (next 12 months) and long term (beyond 12 months).
The following table presents a summary of our condensed consolidated cash flows from operating, investing and financing activities for the periods indicated.

	For the Nine Months Ended September 30,
	2022	2021
(in thousands)
Condensed Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$18,042	$67,378
Net cash used in investing activities	(89)	(396)
Net cash (used in) provided by financing activities	(21,634)	210,497
Net (decrease) increase in cash and cash equivalents	$(3,681)	$277,479
Operating Activities
Net cash provided by operating activities was $18.0 million for the nine months ended September 30, 2022, a decrease from $67.4 million for the same period in 2021. Significant changes impacting net cash provided by operating activities for the nine months ended September 30, 2022 compared to the same period in 2021 were as follows:
•A decrease in loss of $149.8 million from loss of $(28.9) million for the nine months ended September 30, 2022 compared to loss of $(178.8) million for the same period in 2021, primarily drive by the recognition of stock-based compensation expense related to the modification of vesting terms of options in connection with the Company’s IPO during the nine months ended September 30, 2021 when compared to the recognition of stock-based compensation for the same period in 2022.
•An increase of $(128.9) million in accounts receivable, for the nine months ended September 30, 2022 compared to the same period in 2021 of $0.7 million, a difference of $(129.6) million. The increase is primarily driven by the commencement of at-risk capitation arrangements during the nine months ended September 30, 2022 and an increase in FFS and VBC revenue.
•An increase of $113.6 million in provider liability for the nine months ended September 30, 2022 compared to an increase of $38.2 million during the same period in 2021, a difference of $75.4 million. The increase is primarily due to an increase in shared savings and the commencement of at-risk capitation arrangements during the nine months ended September 30, 2022, accounting for $36.2 million of the increase.
•An increase of $27.0 million in deferred tax expense which was an increase for the provision for income tax for the nine months ended September 30, 2022 of $6.6 million compared to (benefit from) income tax for the same period in 2021 of $(20.4) million, primarily due to the impact non-deductible stock based compensation expense related to the Company’s IPO and its effect on the pre-tax net loss.
Investing Activities
Net cash used in investing activities remained materially unchanged for the nine months ended September 30, 2022 and 2021.
Financing Activities
Net cash (used by) financing activities was $(21.6) million for the nine months ended September 30, 2022, a decrease from net cash provided of $210.5 million for financing activities for the same period in 2021. This decrease primarily related to the receipt of the net proceeds from the Company’s IPO of $211.0 million during the nine months ended September 30, 2021 and the use of cash to repay the Company’s Term Loan Facility during the nine months ended September 30, 2022, partially offset by the receipt of proceeds from stock options exercises of $11.5 million.

Contractual Obligations, Commitments and Contingencies
Operating Leases. The Company leases office space under various operating lease agreements. The initial terms of these leases range from 2 to 9 years and generally provide for periodic rent increases, renewal, and termination operations. Total rent expense under operating leases was $0.7 million and $0.5 million for the three months ended September 30, 2022 and 2021, respectively, and $2.0 million and $1.4 million for the nine months ended September 30, 2022 and 2021, respectively.
Off Balance Sheet Obligations. We do not have any off-balance sheet arrangements as of September 30, 2022.
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
Interest Rate Risk
Our primary market risk exposure is changing prime rate-based interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. Our Credit Agreement bears interest at a floating rate equal to the lesser of LIBOR plus 2.0% or ABR plus 1.0%. As of September 30, 2022, we had no outstanding debt under the Loan Agreement.
Inflation Risk
Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2022.
Changes to our Internal Controls over Financial Reporting
There were no changes made to the Company’s internal control over financial reporting during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K filed with the SEC, other than the following update.
Risks related to the Pamplona Entities, a Lead Sponsor.
Pamplona Capital Management LLC and related entities (the “Pamplona Entities”) beneficially own approximately 17.6% of our outstanding common stock as of September 30, 2022. Certain shareholders of LetterOne, which is a significant investor in the Pamplona Entities, are on the UK and EU Russian sanctions list, although neither the Pamplona Entities nor LetterOne have been designated and, to the best of our knowledge, are not sanctioned. While the Company believes that it is in full compliance with all applicable sanctions regulations and intends to remain so, there can be no assurance that the perception of Pamplona’s relationship with Privia will not adversely affect our business or stock price.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Use of Proceeds from Initial Public Offering
On May 3, 2021, we completed our IPO pursuant to a Registration Statement (File No. 333-255086), which was declared effective on April 28, 2021. We received net proceeds of approximately $211.0 million from the IPO and the Elevance Health private placement after deducting underwriters’ discounts and commissions of $7.9 million and expenses of $4.8 million payable by us. We used a portion of the net proceeds from the IPO to voluntarily prepay approximately $33.1 million of indebtedness and accrued interest under the Term Loan Facility in June 2022.
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

Privia Health Group, Inc.

Dated:	November 10, 2022	/s/ David Mountcastle
Name: David Mountcastle
Title: Executive Vice President, Chief Financial Officer and Authorized Officer