Form 10-K
period 2022-12-31
Privia Health Group, Inc.
filed 2023-03-01
CIK 1759655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K
_______________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2022
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
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐    No  ☒
As of February 22, 2023 the registrant had outstanding 114,997,495 shares of common stock, $0.01 par value. As of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates was approximately $1.47 billion based on the closing price per share of common stock on that date of $29.12 as reported on the NASDAQ.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the information called for by Part III of this Annual Report on Form 10-K is hereby incorporated by reference from the proxy statement for the registrant’s 2023 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the registrant’s fiscal year ended December 31, 2022.

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

PART I
ITEM 1. BUSINESS
Overview
Privia Health Group, Inc. (“Privia Health”, “we”, “our”, the “Company”) is a technology-driven, national physician-enablement company that collaborates with medical groups, health plans, and health systems to optimize physician practices, improve patient experiences, and reward doctors for delivering high-value care in both in-person and virtual care settings (the “Privia Platform”). We directly address three of the most pressing issues facing physicians today: the transition to the value-based care (“VBC”) reimbursement model, the ever-increasing administrative requirements to operate a successful medical practice and the need to engage patients using modern user-friendly technology. We seek to accomplish these objectives by entering markets and organizing existing physicians and non-physician clinicians into a unique practice model that combines the advantages of a partnership in a large regional medical group (each, a “Medical Group”) with significant local autonomy for the physicians (collectively, “Privia Physicians”) and non-physician clinicians (collectively “Privia Clinicians” and, together with the Privia Physicians, the “Privia Providers”) joining our Medical Groups. Our Medical Groups are designated as in-network by all major health insurance payers in all of our markets, and all Privia Providers are credentialed with such health insurance payers.
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

•Establishes Provider Density in Local Markets: Supports a proven expansion strategy resulting in increased relevance with payers and patients (over 950 care center locations across nine states and the District of Columbia, targeting over 130 metropolitan statistical areas (“MPSAs”) located within those geographical markets).
•Designed to Transform Care Delivery: Designed to transition care delivery in each market from FFS to VBC and to enhance the care model and ability of Privia Providers to manage higher risk patients (more than $740 million total savings generated across Commercial, Medicare Advantage, Medicare Shared Savings, and Medicaid since 2014; patient NPS of 84).
•Demonstrates Physician Value Proposition Consistently: Reduces administrative burden and generally increases provider profitability (95% Privia Provider retention rate over the past five years in addition to a seven-time (2016-2022) HFMA MAP Award recipient for high performance in revenue cycle).
•Generates Attractive Financial Results: Has an established scale, diversified revenue mix with no single payer or individual practice concentration, and is profitable and capital efficient with attractive growth (for the year ended December 31, 2022, approximately $1.36 billion in revenue and more than $2.42 billion total practice collections, high return on invested capital with superior unit economics and high free cash flow conversion). See “Key Metrics” for a discussion of practice collections.
•Led by a Highly Experienced Executive and Physician Leadership Team: Our management team has significant experience leading payer, provider and healthcare information technology organizations.
We believe our model is highly scalable. Privia currently operates in nine states and the District of Columbia, covering over 130 target MPSAs (including 39 out of the largest 100 MPSAs). We aim to build relevance in each of our markets with all key constituents (physicians, non-physician clinicians, patients, government programs, commercial payers and employers). Privia started by partnering with small and large independent physician practices focused on primary care, pediatrics, women’s health, and select subspecialties focused on treating chronically ill patients. As of December 31, 2022 we now have more than 3,600 service professionals on our platform who are credentialed and bill for medical services, in both Owned and Non-Owned Medical Groups (as defined below), (“implemented providers”). Once a provider signs an agreement to join Privia, there is a five-to-eight month period on average before that provider is implemented on our platform. This time lag between signing and implementing a provider gives us very high visibility into total practice collections over a forward twelve-month period. Our implemented providers operate in over 950 care center locations providing care to over 4 million patients, including approximately 500,000 commercial patients who have selected one of our Medical Groups as their provider of primary care services, as measured at the end of a particular period (“attributed lives”), approximately 117,000 Medicare Advantage attributed lives, 166,000 Medicare Shared Savings / Maryland CPC+ Program attributed lives, and over 72,000 Medicaid attributed lives. In addition, we currently have over 195,000 patients aging into Medicare over the next five years. Our confidence in our business model is based on our belief that the Privia Platform works across all geographies and will allow us to enter many new markets across the country over the coming decades and fundamentally move those markets to VBC.
We recently began offering Privia Care Partners, a more flexible provider affiliation model, to providers who do not desire to join one of our Medical Groups. This model will initially aggregate providers in certain of our existing markets as well as new markets who are looking solely for VBC solutions without the necessity of changing EMR platforms. Providers participating in Privia Care Partners will be clinically integrated to allow for joint contracting with payers. We will continue to furnish population health services, reporting and analytics to such providers along with a menu of management services from which providers may choose. As of January 1, 2023, approximately 350 providers with more than 42,000 attributed lives are participating in the Privia Care Partners model. During 2022, several Privia Care Partners’ providers transitioned to our Privia Medical Group model, which demonstrates the flexibility of our operating model and technology platform, as well as the ability to support physicians wherever they are in their transition value-based care.
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

We principally derive our revenues from the following three sources: (i) FFS-patient care revenue generated from providing healthcare services to patients through Privia Providers of Owned Medical Groups and Friendly Medical Groups, in addition to management and administrative services earned for administrative services provided through to Non-Owned Medical Groups (“FFS-administrative services”), (ii) VBC revenue collected on behalf of our Privia Providers in the form of management and administrative fees, which, at this time, are primarily in the form of capitation revenue, shared savings, which includes quality bonuses, and per member per month (“PMPM”) care management fees, and (iii) other revenue from additional services offered by Privia to its Privia Providers or directly to patients or employers. The operations of our Owned Medical Groups, owned ACOs, owned MSOs and Friendly Medical Groups (as defined below) are reflected within our consolidated financial results.
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
The Privia Platform is powered by the Privia Technology Solution, which optimizes provider workflow across the full continuum of reimbursement arrangements. The platform supports multiple provider types (55 specialties currently represented), enables scalable operations, and delivers patient centric in-person and virtual access to care, attractive quality metrics, and lower cost of care. It efficiently integrates multiple data points to build a single view of the patient, allowing our Privia Providers to serve patients across demographics and medical complexities. Our platform scales across different markets by succeeding in all reimbursement models and delivering next generation VBC capabilities. We seek to continuously enhance the Privia Technology Solution to improve provider well-being and patient satisfaction.
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
A survey of 700+ clinicians, clinical leaders and health care executives conducted by NEJM Catalyst and reported in October 2020 found the following:
•90% see physician burnout as a moderate or serious problem; and
•55% mention administrative burden as a top contributor to provider burnout, identifying lack of autonomy/control and the impact of electronic medical records and other IT systems as the biggest factors.
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
In February 2023, the Company announced that its capitated payer arrangements now include approximately 40,600 Medicare Advantage beneficiaries effective January 1, 2023. Capitated revenue is generated through what is typically known as an “at-risk contract.” At-risk capitation refers to a model in which the Company is entitled to fixed monthly fees from the third-party payer in exchange for providing healthcare services to attributed beneficiaries in Medicare Advantage plans. The fees are typically based on a percentage of the defined premium that payers receive from CMS. The Company is responsible for providing or paying for the cost of healthcare services required by those attributed beneficiaries. At-risk capitated fees are recorded gross in revenues because the Company is acting as a principal in arranging for, providing, and controlling the managed healthcare services provided to the attributed beneficiaries.
Our Market Opportunity
We believe there are approximately 1,000,000 total physicians and providers in the U.S. Our existing provider penetration and market share provides us with significant opportunity to grow in both our existing and new geographies. Our growth strategy is centered on capturing whitespace opportunity in existing markets and entering multiple new markets nationally over the next decade. We currently operate in nine states and the District of Columbia, with over 3,600 implemented physicians and providers, covering over 4 million patients. We believe we address a market opportunity of more than $1.9 trillion.
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
Our History
Privia Health was founded with a mission to improve and transform healthcare in order to enable doctors and their teams to focus on providing patients with high quality healthcare. In 2013, we launched Privia Medical Group with our first practice in Virginia. The following year, we expanded across the Mid-Atlantic region to Maryland and Washington D.C. In 2015, we launched our Georgia and South Texas markets. In 2016, we launched our group in North Texas. That same year, the Washington Post named Privia Health one of the “Top Workplaces” for a second consecutive year. In 2017, The Advisory Board Company listed Privia Health as one of the “Workplaces of the year” for employee engagement. In 2018, our current CEO, Shawn Morris joined and we also launched our Women’s Health specialty vertical. In 2019, we launched our Florida market and in 2020, we launched in Tennessee, started the Privia Pediatrics vertical, and announced a strategic alliance with a prominent children’s hospital in Texas. In 2021, we launched Privia Health in the California market and opened our third Medical Group in the State of Texas. We launched Privia Medical Group in Montana and North Carolina in 2022 and launched a Privia ACO in Delaware in early 2023. In addition, we received our seventh consecutive HFMA MAP award for high performance in revenue cycle (2016-2022). From 2015 to 2022, we have averaged a 29% annual growth rate in providers joining our platform, which has resulted in a total attributed lives growth rate of 30%.
Total Attributed Lives in Value-Based Programs Growth
We define attributed lives as patients that a payer identifies in any VBC program that a Privia Medical Group is specifically responsible for managing. Reimbursement for managing these patients is partially or fully based on controlling the total cost of care and / or improving certain quality metrics.
We currently operate in nine states and the District of Columbia with over 3,600 implemented providers and more than 950 care center locations, targeting over 130 MPSAs (including 39 out of the largest 100 MPSAs), and an addressable population of over 135 million. We define a market as a geographic area covered by one of our Medical Groups under a single-TIN. A market could comprise a single state, part of a state or a group of multiple states. Once we enter a market with an anchor medical group or health system, we establish provider density using an in-market and national sales and marketing team. We accelerate our go-to-market strategy using on the ground market intelligence and a data driven approach to add new practices to our medical group. As our medical groups grow, we transition our markets to value-based programs as demonstrated by the increase in our attributed risk lives across various programs.
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
Our deliberate focus on (i) serving patients across the continuum of care, (ii) succeeding in all reimbursement environments, (iii) aligning with diverse provider groups in a capital efficient manner and (iv) expanding nationally across multiple markets have led us to scale our operations meaningfully since inception. Our current scale, corporate, and technology infrastructure, payer and provider relationships and profitability, allow us to expediently enter and achieve profitability in each new geographic market.
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
Technology and Population Health: Too often technology works against, rather than for, providers and patients. The Privia Technology Solution is designed with our physicians’ and patients’ input to enhance their workflows in both FFS and VBC settings, increasing patient engagement across all stages of a visit, including patient access, pre-visit, at the point of care (both in person and virtual) and post-visit. We seek to optimize our Privia Providers’ technology and marketing so patients can easily find a provider online, schedule an appointment and receive appointment reminders, all of which have been shown to improve patient retention and minimize costly no-shows. On our MyPrivia app, patients can schedule and complete a virtual visit, securely message providers and their care teams, schedule an office appointment, find care options within the Privia network, and access the patient portal. Our technology and tools embed workflow and insights directly into our EMR system so providers can seamlessly assess patients’ health, review their practice performance and provide a superior experience at the point of care (in-person or virtually). Most physician groups deal with an onslaught of disparate information coming from different sources—such as multiple payers and hospitals—resulting in confusion and disorganization for providers at the point of care. Unlike other peers, Privia manages the complexity in the background in order to create a unified workflow and experience for our Medical Groups, Privia Providers, their staff and patients. For example, Privia uses APIs with systems and data exchanges so that our Privia Providers do not need to access other systems during a patient visit, and our EMR interfaces generate approximately 8 million messages on a monthly basis. After the visit, our providers follow up with patients using automated education, transitional and chronic care management, care plans, behavioral health and more. We also use patient-satisfaction feedback to continuously improve the patient experience, refine care protocols and increase our Privia Providers’ online visibility. In 2019, we received the HIMSS Innovation Award for our exceptional PRQD program that collects required quality data directly from patients and automatically loads the results into patient records. Our proprietary virtual visit technology is fully integrated into our platform. As of December 31, 2022, our virtual visit platform had logged over 2.3 million visits, conducted by over 3,300 providers, across more than 50 medical specialties. The Privia Technology Solution is the cornerstone to our Medical Groups and ACOs’ ability to succeed across patient demographic cohorts and multiple lines of business (Medicare, Medicare Advantage, MSSP, commercial, etc.).
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
Management Services Organization: Privia enables our Privia Providers to focus on their patients, not paperwork. Our market-level MSOs leverage our scale to reduce administrative work, increase efficiency, and lower direct costs for our Privia Providers. Our payer contracting team works with multiple private and government payers across markets to construct and participate in VBC programs. As a seven-time consecutive recipient of the prestigious HFMA MAP Award, our RCM team meets the high standards for financial results and patient satisfaction. Our team of performance consultants conduct business operations reviews and audits to optimize our Privia Physicians’ finances and productivity. Our procurement team develops opportunities to reduce provider expenses through participation in group purchasing. Our analytics team enables our Privia Providers to make more data-driven decisions on financial, operational, and clinical initiatives, resulting in same store practice growth across both FFS and VBC programs. Our clinical operations and informatics team ensures the “doctor’s voice” is present in our technology solutions to drive savings and optimize patient outcomes. Our innovative technology improves data security, bolsters the patient-provider relationship, and offers patients a seamless, coordinated experience.
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
In 2021, each ACO across our national network delivered high-value, cost-efficient care to more than 112,000 Medicare beneficiaries, achieving shared savings of $99.9 million through the MSSP. Our total annual expenditures were 15% lower than the median MSSP ACO and 24% lower than total FFS Medicare. Our weighted average emergency room utilization was 22% lower than the median MSSP ACO and 28% lower than total FFS Medicare. Our weighted average outpatient facility spend was 25% lower than the median MSSP ACO and 35% lower than total FFS Medicare. Our weighted average inpatient facility spend was 22% lower than the median MSSP ACO and 28% lower than total FFS Medicare. We achieved a weighted average CMS quality score of 93% across our four ACOs according to applicable CMS criteria. Since 2014, we have delivered total shared savings across government programs and commercial payers of more than $740 million, including more than $380 million through participation in the MSSP. Our approach has been successful across Commercial, Medicare Advantage, MSSP, and Medicaid, from simpler pay-for-performance programs to more complex partial capitation and risk-based programs.
In 2022, Privia operated seven ACOs that included more than 1,900 providers caring for over 160,000 Medicare beneficiaries. In the first two months of 2023, Privia expanded to a total of 10 ACOs serving beneficiaries across the District of Columbia and eleven states, including California, Connecticut, Delaware, Florida, Georgia, Maryland, Montana, North Carolina, Tennessee, Texas, and Virginia. Out of the ten ACOs five are now participating in the MSSP Enhanced Track with potential upside and downside financial risk. In aggregate, the Privia ACOs include more than 2,700 providers delivering care to over 198,000 Medicare beneficiaries.
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
The Privia Technology Solution: Our Purpose-Built, End-to-End Technology-Enabled Platform
Our end-to-end, cloud-based technology-enabled platform streamlines the provider, patient and care team workflows focusing on each of the following aspects: (i) patient access through various avenues (patient portal, mobile app and search engine optimization), (ii) pre-visit analytics and preparation, (iii) in-person or virtual care delivery and (iv) post visit analytics, care-coordination and reporting. Our technology-enabled platform enables us to scale operations across over 3,600 implemented providers in multiple markets, enhance performance across multiple payer contracts and deliver superior quality care to patients across the demographic spectrum.
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
•Outcomes: approximately 460 practice websites managed with approximately 560,000 monthly unique visits; approximately 2,000 providers on online scheduling; approximately 200,000 mobile app users monthly, over 90% mobile and 80% email collection rates; over 75% email open rate; and over 40% gap campaign closure rate.
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
•Capabilities: Interoperability, Interface Management, Patient Portal, Online Check-In, Kiosks, Huddle Reports, and Chart Preparation
•Outcomes: approximately 8 million messages in athenaNet interfaces monthly, ~3,000 file exchanges with payers per month on average, over 65% patient portal adoption rate
During Visit: Whether an appointment is in-person at one of our more than 950 care centers or through our leading telehealth platform, our platform ensures a streamlined provider and patient interaction. Privia integrates the quality workflow within the point-of-care in the EMR. Our solutions allow providers and care teams to close quality gaps during the patient visit by leveraging external data and enlisting patients for self-gap closure. The solutions are built on evidence-based guidelines managed by committees of physicians. Furthermore, we prioritize key risk adjustment gaps, recapture prior diagnoses and embed suspect medical conditions within the EMR.
•Capabilities: Embedded Virtual Visit Technology, Embedded Quality and Risk Gaps, Referral Decision Support, Virtual Scribes.
•Outcomes: average quality score exceeded 90% across all four ACOs in the MSSP 2021 performance year; 100% of established markets with Merit-Based Incentive Payment System, or MIPS, fee schedule improvement.
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
•Outcomes:
•Privia conducts approximately 55,000 patient surveys per week
•9% survey response rate
•Remediation of any negative feedback commenced within 24 hours
•Over 75% email open rate on all emails sent to patients; more than 41,000 gaps closed in 2019
•96% provider adoption of Privia Connect application; over 5,600 self-service knowledge-based articles; over 230 online courses available

Virtual Visit Capabilities
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
At the end of 2019, approximately 250 Privia Providers conducted ~350 virtual visits per week. In March 2020, Privia’s virtual visit volumes increased from ~100 per day to more than 6,000 per day on average without operational disruption and zero downtime on Privia’s proprietary virtual visit platform. Virtual visit volume increased rapidly, from approximately 0.3% of all visits prior to the COVID outbreak to more than 45% by the beginning of April 2020. Over 3,300 Privia Providers, representing more than 50 medical specialties, continued delivering care to patients via our proprietary telehealth platform through 2022. We further launched our 24/7 Virtual Clinic, providing on demand access to Privia Providers for immediate care if a patient’s primary care provider is not available.
As of December 31, 2022, over 900,000 distinct Privia patients have completed over 2.3 million virtual visits. Of all patients seen by a Privia Provider virtually, 94% did not return to the same doctor or another doctor in the same specialty for a follow up visit within seven days. During the year ended December 31, 2022, approximately 10% of our visit volume was delivered virtually across our markets and specialties and we anticipate that to hold steady post-COVID.
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
•Delivering Financial Rewards: Ultimately, our model results in significant financial rewards for our providers by (i) enhancing provider efficiency and increasing patient panel sizes, (ii) increasing revenue from FFS and value-based contracts and (iii) reducing overall direct and indirect cost to provide care and manage their practices.

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
Under the auspices of the NPAC, various individual specialty collaboratives meet both locally and nationally to address common issues, bring best practices and models of success to the forefront. As an example, Privia Women’s Health focuses on advancing VBC and performance in women’s health, including participation in building VBC-contracting models with bundled payments and episodes of care, and including remote patient monitoring in pregnancy. The pediatric collaborative successfully brings forward strategies to engage patients and families in continuing pediatric care through continuous education, information, structural changes and innovative ways of keeping patients and family safe including virtual visits, vaccination programs, and triaging for in person visits.
Physician culture begins at selection of high performing, well-respected practices in their communities to join Privia, and continues with on boarding and implementation, continuous education on VBC, physician led PODS and participation at both the market and national executive and clinical leadership levels.
Our Impact
•Patients: Privia currently serves over 4 million patients across the continuum of care. Our total cost of care framework enables us to provide enhanced care regardless of whether the patient is healthy, early stage chronic, high risk, poly-chronic or a complex case. Our framework focuses on: (i) expanded access through our more than 950 care center locations or virtually (ii) proactive referral management (iii) chronic care management and behavioral health and (iv) complex care management and palliative care. Our technology provides an improved patient experience and better outcomes through our MyPrivia app and patient portal, including helpful automated reminders to stay on top of health events, 24/7 virtual immediate care and nurse care advice. As an example, patients who meet with a Privia Provider annually for wellness and preventive care experience 61% lower hospitalizations, 47% lower emergency room visits, and 25% lower risk-adjusted total cost of care. Patients enrolled in Privia’s diabetes program, which focuses on managing blood sugar, blood pressure, kidney disease, and cholesterol, experience 38% lower hospitalizations, 30% lower emergency room visits, and 27% lower risk-adjusted total cost of care than diabetics who do not enroll.
•Providers: Transforming healthcare requires innovative, diverse solutions that position providers at the forefront. Privia’s physician-led approach enables providers to practice medicine the way they want with the support they need, thrive in VBC, and stay connected with their patients. We combine talent, tools and technology to ensure that Privia Providers are less burdened with administrative tasks, spend more time with their patients and are rewarded for managing their patients’ cost of care effectively. As a result, the Privia Platform has grown significantly over the past few years, scaling from more than 250 implemented providers in 2014 to over 3,600 implemented providers on the platform today.
•Health Systems: Our physician expertise, top talent, and technology helps health systems navigate complex policies, competing priorities, and the changing healthcare landscape. Privia solves these challenges by advancing immediate business goals, aligning physicians, and positioning the health system organization for long-term success in a value-based market. We partner with forward thinking providers to address their most pressing needs by providing: (i) a physician alignment platform for health systems seeking a more efficient model to align and build loyalty with community physicians (ii) a medical group enablement strategy for health systems looking to reduce operating losses from an employed medical group and (iii) a medical group privatization strategy for health systems seeking to eliminate subsidies from a physician employment model. Our flexible, scalable, capital-efficient model generates cost savings and top-line growth in a shifting reimbursement environment. Our team’s vast industry knowledge and experience with health plans (including health system or integrated delivery network owned) and physician groups inform our practice management, VBC, and IT support and implementation. This expertise drives consistency, repeatability, and scalability of workflows, metrics, and outcomes. Our cloud-based technology unites physicians and integrates into health systems’ existing workflows. This seamless data delivery at the point of care increases connectivity, improves care coordination, and provides data to negotiate risk-based payer contracts and engage patients of a health system.
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
Our platform is designed to improve patient outcomes through superior clinical quality. Privia brings a value-based philosophy of clinical care that leads to higher quality results. Through advanced analytics we identify rising risk and high-risk patients, and ensure that all patients receive the necessary preventive care. We provide additional clinical support to our Privia Providers and patients through an integrated care team model—including nurse care managers, care coordinators, chronic care (such as diabetes), behavioral health, palliative care, and more. Unlike most traditional medical groups, our care team is seamlessly integrated into the entire care experience, working off of the same patient record and integrated into practice workflows, rather than a disconnected third-party vendor. This approach has led to favorable outcomes; for example, patients enrolled in our diabetes management program experience on average 30% lower emergency room visits, 38% lower hospitalizations, and 27% lower cost of care. Privia is also recognized for being in the top 20th percentile of comparable MSSP ACOs nationally in quality measures such as fall risk screening, controlling high blood pressure, and HbA1c control for diabetic patients.

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
Long term, sticky relationships underpin our predictable and profitable operating model: Privia Providers have high average satisfaction with their overall performance on our platform. Our provider NPS of 57 (for the period between April 18, 2022 to May 16, 2022, as surveyed by Press Ganey Associates) is 22 points higher than the average provider score of 35. In addition, we have 95% average provider retention over the past five years. The patients that our providers serve are generally happier as well, as evidenced by a net patient satisfaction score of 84 for 2022. Our pipeline of signed providers who have yet to be implemented, high provider satisfaction and retention, and high patient satisfaction all contribute to more than 90% practice collections predictability on a rolling twelve month forward basis. As a result of these relationships and a high level of patient satisfaction, we are profitable and free cash flow positive, with improving unit economics and margins.
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
Our Growth Strategy
As of December 31, 2022, Privia operates in nine states and the District of Columbia, covering 130 target MPSAs (including 39 out of the largest 100 MPSAs). We have over 3,600 implemented provider partners in our existing markets. We believe there are approximately 1,000,000 total physicians and providers in the United States. Our existing provider penetration and market share provides us with significant opportunity to grow in both our existing and new geographies. Our growth strategy is centered on capturing whitespace opportunity in existing markets and entering new markets nationally over the next decade and consists of the following elements.

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
Moving Markets to VBC
•Focus on same store growth of patients attributed to value-based contracts in each existing geographic market (e.g. we currently have over 195,000 patients aging into Medicare over the next five years);
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
•Expand Privia Women’s Health and Privia Pediatrics platforms;
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
Acquisitions and Investments in Full Service Care Models
•Our growth playbook also factors in the opportunity to acquire minority or majority ownership of provider groups in existing and new markets; and
•In the future, we may also open de-novo, wholly or partially owned, sites of care focused on Medicare Advantage, ACO REACH, and fully capitated contracts in existing and new markets if or when it makes business and economic sense.
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
Competitive Landscape
We compete in a highly fragmented and competitive U.S. healthcare industry. We face competition in each geographic market from a variety of community-based healthcare provider organizations, including large physician practices, independent physician associations, hospitals and health systems, physician-hospital organizations as well as emerging companies acquiring and rolling up specialty physician practices. In addition, nationally, we face competition for talent, resources, physicians, and payer contracts from existing and emerging companies in the physician enablement industry segment. We believe our practice model and breadth of services offered to all patient types is unique and we therefore compete with different companies across certain lines of business, including companies with: dedicated brick-and-mortar locations which often target patients covered by Medicare Advantage plans (such as Oak Street Health); dedicated, direct primary care locations which often target a commercial or employer-based patient population (such as One Medical); the ability to organize providers into accountable care organizations, allowing physicians to participate in VBC arrangements (such as Aledade); and the ability to partner with physicians groups to enable better care delivery primarily for seniors (such as Agilon Health). These competitors may be narrower in their competitive footprint and may not address all the key stakeholders we serve simultaneously. Our indirect competitors also include episodic point solutions, such as telemedicine offerings, as well as urgent care providers. Our competitive success is contingent on our ability to address the needs of our key stakeholders efficiently and cost effectively compared with competitors. We expect to face increasing competition, both from current competitors, who may be well established and enjoy greater resources or other strategic advantages to compete for some or all key stakeholders in our markets, as well as new entrants into our market.
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
Intellectual Property
We believe that our intellectual property rights are important to our business. We rely on a combination of trademarks, service marks, copyrights and trade secrets to protect our proprietary technology and other intellectual property. As of December 31, 2022, we exclusively own six (6) registered trademarks in the United States, including Privia Health. In addition, we have registered domain names for websites that we use or may use in our business.
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
In states that actively enforce, broadly define or do not recognize an applicable exception to the corporate practice of medicine prohibition, such as Texas and Tennessee, our relationship may be either: (a) a contractual relationship with our Non-Owned Medical Groups, whereby our most significant rights are generally set forth in our MSAs, or (b) a relationship whereby our Friendly Medical Groups are majority owned, directly or indirectly, by a Nominee Physician in compliance with corporate practice of medicine prohibitions. Our Medical Groups in Tennessee and West Texas are Friendly Medical Groups, with each being majority owned by Nominee PC owned by a Nominee Physician. If a jurisdiction’s prohibition on the corporate practice of medicine is interpreted in a manner that is inconsistent with our practices, we would be required to restructure or terminate our arrangements with our Friendly Medical Groups and could result in additional penalties, damages and fines.
We provide administrative services through our local MSOs for our Medical Groups. Although the structure of administrative fees can implicate limitations under state corporate practice of medicine prohibitions, our administrative services specifically reserve services that would constitute the practice of medicine with the Medical Group. The structure of administrative fees can also implicate state fee splitting prohibitions. Fee splitting prohibitions generally prohibit licensed physicians from sharing fees for healthcare services with lay persons. The scope of these laws generally range from a narrow reading limiting violations to the payment for referring work to a physician to broad prohibitions that limit percentage management fees or other variable fee arrangements. Tennessee, for instance, once strictly prohibited all percentage management fees; however, the statute was amended to allow percentage administrative fees so long as such fees are reasonably related to the services or goods furnished to the physician. Maryland’s law is essentially identical to Tennessee’s law. Florida, however, still prohibits percentage administrative fees for most services furnished by a management company to a physician. Accordingly, although we typically charge a percentage management fee to our Medical Groups, in Florida, we have historically charged a flat administrative fee based upon the Privia Physician’s expected collections for health care services; however, we have worked with our partner and outside counsel to develop a compliant percentage management fee arrangement for certain services in Florida. Similarly, although North Carolina does not prohibit percentage based management fees in physician arrangements specifically by statute, the North Carolina Medical Board has taken the position that a physician cannot share revenue on a percentage basis with a non-physician. Accordingly, we have adopted a flat administrative fee based upon the Privia Physicians’ collections for health care services. Although Texas has a fee splitting prohibition, it is rarely enforced by the Board of Medical Examiners and percentage fees for companies that charge management fees are not expressly forbidden; however, Texas courts have struck down arrangements in which the company received a percentage of the practice’s profits (as opposed to gross revenues). Similarly, California courts have found that management fees based on a percentage of revenue do not violate the state’s various fee splitting prohibitions so long as the services are commensurate with the value of management services furnished to the physicians. Although Georgia and the District of Columbia each has a fee splitting prohibition, each is limited to a physician paying for the referral of patients or other business. Georgia courts have consistently taken the position that the fee splitting prohibition is not violated when a physician pays collections over to a for-profit corporation or business for the provision of goods or services. Virginia’s fee splitting law is similar in scope to Georgia’s but is further limited to payments between licensed physicians.
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
•Joint ventures. We wholly own all of our subsidiaries except for our Owned Medical Groups, six of our MSOs, and one ACO where we have majority ownership.
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

Although the pace of the CMS’ modernization of health care regulations has slowed under the Biden administration, every annual payment update from CMS includes substantive changes in regulations that potentially impact our business, operations and financial condition, Such regulatory changes, changes in law or judicial decisions changing interpretations of existing laws or regulations may cause OIG, CMS or other regulators to change the parameters of rules and regulations that we must follow and thus impact our business, results of operations and financial condition.
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
As part of the Federal government’s omnibus funding legislation passed at the end of 2022, Congress again reduced Medicare’s scheduled reductions to physician reimbursement, which went from a scheduled 8.5% reimbursement cut to a 2% cut in physician reimbursement in 2023 and at least a 1.25% reimbursement cut in 2024. In addition, Congress extended the 5% bonus payment for Advanced Alternative Payment Models, including Accountable Care Organizations, which was scheduled to expire at the end of 2022, for one year at a bonus rate of 3.5%. These continued cuts to reimbursement especially at a time when physicians are experiencing inflated costs, including labor costs, create a financial challenge to physicians practices. Although such cuts may ultimately provide an opportunity for companies such as ours by increasing the pool of physicians looking to associate with larger partners, in the short term, such reimbursement costs could negatively impact our earnings and reduce the amount of compensation available to our Privia Providers.
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
Human Capital Resources
As of December 31, 2022, across Privia Health Group, Inc., we had 964 employees in 38 states and the District of Columbia. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good and we have not experienced any work stoppages or reductions in force. We believe our geographically dispersed employees are a competitive advantage. While certain employees work onsite, the majority of our workforce is remote. Our remote workforce strategy allows us to hire the best possible talent irrespective of geographic constraints across many functional roles. Our internal systems and processes are designed to ensure our remote employees are productive, contribute meaningfully, and are able to exceed expectations in their roles. This has enabled us to successfully continue to operate through the restrictions imposed by the COVID-19 pandemic.
Talent Development and Engagement
At Privia Health, we value all of our employees and the exceptional talent they bring to our organization, in order to support our physicians, providers, care center staff, and patients. One of our strategic corporate goals is to grow and develop our diverse workforce, and we have established ongoing leadership development and retention programs intended to support employees in their career progression. This includes an Emerging Leaders Program, a Manager Onboarding program, individual coaching, and ad hoc formal and informal training sessions.
Employee Health and Wellness
Our goal is to comprehensively support our employees, no matter who they are or where they are in life. To further this goal, Privia has introduced nationwide access to virtual mental healthcare as well as coverage for gender affirmation procedures, fertility treatment and pregnancy care management for plan participants. A recently enhanced Employee Assistance Program (“EAP”) also provides support to all employees and their family members who may be experiencing times of crisis. Additionally, we have access to management training on important topics like helping parents return to work or identifying burnout. In addition to these on-demand services, we also offer Mental Health First Aid certification so our managers can recognize and respond to a person experiencing a mental health emergency.
Diversity, Equity and Inclusion
Our mission is to develop and retain the best and brightest talent from diverse backgrounds. We strive for equitable treatment and in doing so, remove barriers and level the playing field so that each and every employee has the opportunity to be successful in their role. We regularly scrutinize our job descriptions, education and experience requirements, and physical demands to ensure we are not creating any unnecessary barriers for qualified applicants. Annually, the People Operations team reviews and enhances our policies, processes, and benefits to address a variety of opportunities including, but not limited to, universal parental leave, transgender workplace transition guidance and a gender-neutral dress code.
We champion and seek to continually improve the representation of all members of the populations we serve within our workforce. We provide all of our employees with the tools, resources, and accommodations they need to be successful, and we have cultivated an inclusive work environment that values this representation and encourages creativity and innovation.
Serving Our Communities
We encourage and actively support our employees who want to have a meaningful and positive impact on their communities and charitable causes by giving their time, talents and resources. In 2022, the Company supported various charitable organizations throughout the year, focused on heart health, food disparities across our geographies, and holiday donations for underserved communities.
In an effort to make a greater impact, will be focusing corporate charitable giving on healthcare organizations and those that benefit historically underserved and underrepresented communities nationally. In 2023, we will continue to maximize our impact and give back to the communities in which we serve.
Additionally, we have a task force that is activated in advance of weather events or impending natural disasters. The task force coordinates outreach to each employee in the potential impact area and remains in touch throughout the duration and recovery. The task force assesses impact and provides resources to address the most pressing, time-sensitive needs. Should a disaster occur that impacts employees in any of our geographies, the Privia Employee Disaster Relief Fund, originally established in August, 2017, is reopened. Through donations to the relief fund, employees are able to support their colleagues who applied for help.

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
•we conduct business in a heavily regulated industry, and if we fail to comply with applicable healthcare laws and government regulations, which may change from time to time, we could incur financial penalties, become excluded from participating in government health care programs, and be required to make significant operational changes or experience adverse publicity, which could harm our business;
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
•our ability to properly structure and perform under our value-based care programs;
•our ability to retain senior management team and other key employees given the current labor market, escalating inflation and salary demands; and
•overall business results may suffer from an economic downturn.

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
During the COVID-19 pandemic, many states enacted waivers and adopted other temporary measures that lifted certain restrictions on out-of-state providers and waived certain license requirements to allow greater access to telehealth services during the public health emergency period. The CMS, the federal agency responsible for administering the Medicare program, also made several changes in the manner in which Medicare pays for telehealth visits, many of which relaxed previous requirements, including originating site requirements for both the providers and patients, telehealth modality requirements and others. Many of these measures are effective only for the duration of the COVID-19 public health emergency, which is scheduled to end on May 11, 2023. The Consolidated Appropriations Act of 2023 extended many of the COVID-19 public health emergency provisions related to telehealth until December 31, 2024. It is unclear which, if any, of these changes related to telehealth will remain in place permanently and which will be rolled-back after December 31, 2024. Similarly, any state law and enforcement changes that arose as part of the public health emergency declaration may cease or be rolled back after May 11, 2023. Although we are still gauging the overall impact of such changes to our business, the expiration of the public health emergency will result in certain costs that have been borne by the government being passed on to patients and will reduce funding to state Medicaid agencies, which will result in less patients covered by Medicaid thereby increasing both the cost of collections and potential bad debt to health care providers. All of these changes could adversely affect our financial conditions and results of operations.
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
Although we seek to substantially comply in all material respects with applicable state laws, including prohibitions on the corporate practice of medicine and fee splitting, state officials who administer these laws or other third parties may challenge our existing organization and contractual arrangements. If such a claim were successful, we could be subject to civil and criminal penalties and could be required to restructure or terminate the applicable contractual arrangements. A determination that these arrangements violate state statutes, or our inability to successfully restructure our relationships with our Medical Groups to comply with these statutes, could jeopardize our performance in federal health care programs and commercial payer arrangements, could result in a decrease in management fees under our MSAs, could slow our growth by making it harder to recruit Privia Physicians to join our Medical Groups, and could result in a renegotiation of our existing agreements with Privia Physicians, all of which could have a material adverse effect on our business, financial condition and the results of operations.
The transition from fee-for-service to value-based reimbursement models may have a material adverse effect on our operations.
Healthcare reform is causing some payers to transition from fee-for-service to value-based reimbursement models, which can include risk-sharing, bundled payment and other innovative approaches. While these models may provide us and our Medical Groups with opportunities to provide new or additional services and to participate in incentive-based payment arrangements, there can be no assurance that such new models and approaches will be profitable to us or our Medical Groups. Further, new models and approaches may require investment by us to develop technology or expertise to offer necessary and appropriate solutions or support to our Medical Groups, and we do not fully know the amount and timing for return of such investment at this time. In addition, some of these new models are being offered as pilot programs and there is no assurance that they will continue or be renewed. Many states in which these new value-based structures are being developed also lack regulatory guidance or a well-developed body of law for these new models and approaches, or may not have updated their laws or enacted legislation yet to reflect the new healthcare reform models. As a result, new and existing laws, regulations or guidance could have a material adverse effect on our operations and could subject us to the risk of restructuring or terminating our arrangements with our Medical Groups, as well as the risk of regulatory enforcement, penalties and sanctions, if state and federal enforcement agencies disagree with our interpretation of these laws.
Regulation of downstream risk-sharing arrangements, including, but not limited to, capitation and other value-based arrangements, varies significantly from state to state. Some states require downstream entities and risk-bearing entities, or RBEs, to obtain an insurance license, a certificate of authority, or an equivalent authorization, in order to participate in downstream risk-sharing arrangements with payers. In some states, statutes, regulations and/or formal guidance explicitly address whether and in what manner the state regulates the transfer of risk by a payer to a downstream entity. However, the majority of states do not explicitly address the issue, and in such states, regulators may nonetheless interpret statutes and regulations to regulate such activity. If downstream risk-

sharing arrangements are not regulated directly in a particular state, the state regulatory agency may nonetheless require oversight by the licensed payer as the party to such a downstream risk-sharing arrangement. Such oversight is accomplished via contract and may include the imposition of reserve requirements, as well as reporting obligations. Further, state regulatory stances regarding downstream risk-sharing arrangements can change rapidly and codified provisions may not keep pace with evolving risk-sharing mechanisms and other new value-based reimbursement models. Certain of the states where we currently operate or may choose to operate in the future regulate the operations and financial condition of risk bearing entities. These regulations can include capital requirements, licensing or certification, governance controls and other similar matters. While these regulations have not had a material impact on our business to date, as we continue to expand, these rules may require additional resources and capitalization and add complexity to its business.
The ACA also required CMS to establish a Medicare shared savings program that promotes accountability and coordination of care through the creation of Accountable Care Organizations, or ACOs. The Medicare shared savings program allows for providers, physicians and other designated health care professionals and suppliers to form ACOs and voluntarily work together to invest in infrastructure and redesign delivery processes to give coordinated high quality care to their Medicare patients, avoid unnecessary duplication of services and prevent medical errors. ACOs that achieve quality performance standards established by CMS are eligible to share in a portion of the Medicare program’s cost savings. Our ACOs include physicians and advanced practitioners in Florida, Georgia, Maryland, Tennessee, Texas, Virginia and Washington, DC in 2022. These ACOs participate in the MSSP, and are subject to ACO program methodologies and participation requirements that are updated by CMS for each performance year. We and our Medical Groups as ACO participants are expected to comply with such program requirements and are required to report to CMS on performance after the close of the year. Failure to comply with such program requirements could subject us and our Medical Groups to significant penalties and, in some cases, termination from participating in MSSP.
Additionally, the Center for Medicare and Medicaid Innovation continues to test an array of value-based alternative payment models, including the recent replacement of the Global and Professional Direct Contracting, or GPDC, Model with the ACO Reach program as of January 1, 2023, through which providers can negotiate directly with the government to manage traditional Medicare beneficiaries and share in the savings and risks generated from managing such beneficiaries. Although we currently do not participate in all of these payment models, we may choose to do so in the future. In addition, there likely will continue to be regulatory proposals directed at containing or lowering the cost of healthcare, as government healthcare programs and other third-party payers transition from fee-for-service, or FFS, to value-based reimbursement models, which can include risk-sharing, bundled payment and other innovative approaches. It is possible that the federal or state governments will implement additional reductions, increases, or changes in reimbursement in the future under government programs that may adversely affect us or increase the cost of providing our services. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue or attain growth, any of which could have a material adverse effect on our business.
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
The Biden Administration appears committed to increasing antitrust enforcement and the scope of current antitrust laws as evidenced by Executive Order 14036 “Promoting Competition in the American Economy,” which, among other things, expresses concern about excessive market concentration in health care markets, including the insurance, hospital and prescription drug markets. Agency action to implement the Executive Order could limit, or increase the cost associated with, our growth plans, including limiting our ability to acquire competitors and grow at rates similar to our historic growth rates. Further, on February 3, 2023, the Department of Justice announced that it was withdrawing from its joint statements with the FTC, including the Policy Statement, and will determine the anticompetitive nature of such relationships on a case by case basis. It is anticipated that the FTC will take a similar position in the coming weeks. Although the effect of such withdrawal on enforcement priorities and standards is unclear at this time, we do expect more antitrust scrutiny of health care industry generally and targeted scrutiny of companies such as ours that aggregate providers.
A successful challenge of any of these components of our operating model could result in our restructuring our relationships with our Medical Groups and ACOs, and where such relationships cannot be successfully restructured could result in our inability to furnish services in certain markets. Further, depending on the enforcement agency an antitrust violation can result in enforcement actions against us, our Medical Groups and/or ACOs ranging from a cease and desist demand, to criminal enforcement with the potential for treble damages. Any such outcome could damage our reputation, jeopardize our existing business arrangements, and could have a material adverse effect on our business, financial condition and the results of operations. Even a successful defense of an antitrust claim can be very expensive, may distract key management, and can damage our reputation and impair our ability to recruit new physicians.
We are dependent on our EMR vendor, athenahealth, Inc., which the Privia Technology Solution is integrated and built upon, and which we require all of our Owned Medical Groups to utilize and which is utilized by most of the Non-Owned Medical Groups, and our business could be adversely affected if that relationship were disrupted.
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
We reported net (loss) income of $(8.6) million, $(188.2) million, and $31.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. Our accumulated deficit is $(216.7) million and $(208.1) million as of December 31, 2022 and 2021, respectively. We expect our aggregate costs will increase substantially in the foreseeable future and we may experience losses as we expect to invest heavily in increasing and expanding our operations, hiring additional employees and operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. To date, we have financed our operations principally from revenue earned from our Medical Group’s billing and collection for healthcare services furnished by Privia Providers, revenues earned from VBCs with our ACOs, the incurrence of indebtedness and the sale of our equity. We may not generate positive cash flow from operations or achieve profitability in any given period, and our limited operating history may make it difficult for you to evaluate our current business and our future prospects.
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

We are highly dependent on information technology networks and systems, including the internet, to securely process, transmit and store this sensitive data and information. Our information technology systems and those of our third-party service providers, strategic partners and other contractors or consultants are vulnerable to attack and damage or interruption from physical or electronic break-ins, computer viruses, and malware (e.g., ransomware), malicious code, natural disasters, terrorism, war, telecommunication, attacks by hackers, and employee or contractor error, negligence or malfeasance, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. We utilize third-party service providers for important aspects of the collection, storage, processing and transmission of employee and patient information, and other confidential and sensitive information, and therefore rely on third parties to manage functions that have material cybersecurity risks. Because of the sensitivity of the PHI, other personal information and other sensitive information we, our Medical Groups and their legacy practices collect, store, transmit, and otherwise process, the security of our technology-enabled platform and other aspects of our services, including those provided or facilitated by our third-party service providers, are critical to our operations and business strategy. We take certain administrative, physical and technological safeguards to address these risks, such as evaluating such service providers before granting access to PHI or other personal information, and by requiring contractors and other third-party service providers who handle this PHI, other personal information and other sensitive information for us to enter into agreements that contractually obligate them to use reasonable efforts to safeguard such PHI, other personal information, and other sensitive information. Measures taken to protect our systems, those of our contractors or third-party service providers, or the PHI, other personal information, or other sensitive information we or contractors or third-party service providers process or maintain, may not adequately protect us from the risks associated with the collection, storage, processing and transmission of such sensitive data and information. We may be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by security breaches. Despite our implementation of security measures, cyber-attacks are becoming more sophisticated and frequent. We experience cyber-attacks and other security incidents of varying degrees from time to time, though none which individually or in the aggregate has led to costs or consequences which have materially impacted our operations or business. On October 28, 2020, the Department of Health and Human Services (“HHS”) and the Federal Bureau of Investigation alerted health care providers that ransomware activity is currently targeting the healthcare and public health sectors. Ransomware attacks, including those from organized criminal threat actors, nation-states, and nation-state supported actors, are becoming increasingly prevalent and severe, and can lead to significant interruptions in our operations, loss of data and income, reputational loss, diversion of funds, and may result in fines, litigation and unwanted media attention. Given the current situation in Ukraine, more state-sponsored attacks on infrastructure directed towards United States infrastructure and targets, including health care organizations, may increase. Further, widely spread vulnerabilities, such as the Apache Log4j 2 vulnerability reported in December 2021, could affect our or our vendors’ systems. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting payments. Moreover, hardware, software or applications we use may have inherent vulnerabilities or defects of design, manufacture or operations or could be inadvertently or intentionally implemented or used in a manner that could compromise information security. There can be no assurance that we or our vendors and other third parties will not be subject to cybersecurity threats and incidents that bypass our or their security measures, impact the integrity, availability or privacy of personal health information or other data subject to privacy laws or disrupt our or their information systems, devices or business, including our ability to provide various health care services. Further, consumer confidence in the integrity and security of personal information and critical operations data in the health care industry generally could be shaken to the extent there are successful cyberattacks at other health care services companies, which could have a material adverse effect on our business, financial position or results of operations. We or our third-party service providers may be unable to anticipate these techniques or to implement adequate protective measures, especially as more workforce members and our vendors’ workforce continue to work remotely because of the COVID-19 pandemic. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.
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
Our service providers from time to time are subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur, it could compromise our networks or data security processes and sensitive information could be made inaccessible or could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such interruption in access, improper access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws and regulations that protect the privacy of patient information or other personal information, such as HIPAA, and regulatory penalties. Unauthorized access, loss or dissemination could also disrupt our operations, including the ability of our Privia Providers to perform healthcare services, access patient health information, collect, process, and prepare company financial information, provide information about our current and future services and engage in other patient and clinician education and outreach efforts. Any such breach could also result in the compromise of our trade secrets and other proprietary information, which could adversely affect our business and competitive position. While we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident. Further, we maintain copies of our critical operational information, including our EMR data, in different geographic settings and the cloud, and we may not be able to access such copies in the event of a national emergency or widespread natural disaster. Any such breach or interruption of our systems or those of any of our third-party service providers could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
The impact on us of healthcare reform legislation and other changes in the healthcare industry and in healthcare spending is currently unknown, but may adversely affect our business, financial condition and results of operations. Our revenue is dependent on the healthcare industry and could be affected by changes in healthcare spending, reimbursement and policy. The healthcare industry is subject to changing political, regulatory and other influences. By way of example, the ACA, which was enacted in 2010, made major changes in how healthcare is delivered and reimbursed, and it increased access to health insurance benefits to the uninsured and underinsured populations of the United States. We embrace many of the goals of the ACA, including our current ACOs actively participating in the MSSP, which have resulted in shared savings under the MSSP in excess of $380 million since we started participating in the program in 2014.
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
A number of legislative changes have been proposed and adopted since the ACA was enacted, including automatic, aggregate reductions to Medicare payments to providers. Although advocacy groups were successful in limiting the impact of these reductions in 2021 from 8.5% physician reimbursement reduction to a 2.5% physician reimbursement reduction, Congress continues to cut reimbursement annually and has thus far been unwilling to make any long-term legislative changes to how it reimburses for physician services. Congress, however, has passed legislation to increase the number of enrollees in exchange market plans. For example, the American Rescue Plan Act of 2021, signed into law March 11, 2021, included a number of provisions intended to shore up the ACA, including lower premiums for insurance purchased through the exchange marketplace, premium tax credits for insurance purchased by individuals on the exchange marketplace and providing significant subsidies for states that have not yet expanded their Medicaid programs under the ACA. This trend continued into 2022 with CMS adopting a final rule that went into effect January 1, 2023, which among other things, accelerates Medicare coverage for new enrollees and allows for special enrollment period in certain circumstances to reduce any gaps in Medicare coverage/ These changes as well as other administrative changes such as extending enrollment periods and increasing navigator funding may ultimately decrease our Medical Groups’ uninsured patient populations but at the same time, such changes may move patient populations from higher reimbursed commercial insurance to lower reimbursed exchange marketplace coverage. Although it is too early to determine the likely cumulative effect of these changes, such changes could negatively impact both our revenue and the revenue of our Medical Groups.
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
We are also impacted by the Medicare Access and CHIP Reauthorization Act, under which physicians must choose to participate in one of two Quality Payment Program (“QPP”) payment methodologies or “tracks” designed to reward physicians for delivering high-quality patient care: the Merit-Based Incentive Payment System, or MIPS; or participation in an Advanced Alternative Payment Model, or Advanced APM. CMS expects to transition increasing financial risk to providers as the QPP evolves. The Advanced APM track makes incentive payments available for participation in specific innovative payment models approved by CMS. Providers may earn a 5% Medicare incentive payment through 2024 and will be exempt from the reporting requirements and payment adjustments imposed under MIPS if the provider has sufficient participation (based on percentage of payments or patients) in an Advanced APM. Alternatively, providers may participate in the MIPS track. Currently, providers electing this option may receive payment incentives or be subject to payment reductions based on their performance with respect to clinical quality, resource use, clinical improvement activities specified by CMS, and meeting the “Promoting Interoperability” standards related to the meaningful use of EHRs. Performance data collected in 2022 may result in upward or downward payment adjustments of up to 9% in 2024. CMS makes available an exception that permits clinicians to request reweighing of any or all performance categories if they encounter an extreme and uncontrollable circumstance or public health emergency, such as COVID-19, that is outside of their control. As in 2020 and 2021, CMS continues to allow certain flexibility in its QPP for 2022 reporting under its extreme and uncontrollable circumstances policies, including, among other things, applying for a reweighting of MIPS performance categories due to the COVID-19 public health emergency and to allow individuals and groups that meet the activity criteria to receive credit for the COVID-19 clinical data reporting with or without clinical trial improvement activity through the MIPS 2022 performance period.
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
In December 2020, in connection with the enactment of the Consolidated Appropriations Act of 2021, the No Surprises Act introduced national limitations on billing for certain services furnished by providers who are not in-network with the patient’s self-insured health plan, individual or group health plan. On July 1, 2021, the Departments of Health and Human Services, Labor and Treasury issued an interim final rule implementing certain provisions of the No Surprises Act. On September 30, 2021, a second interim final rule was issued, subject to a public comment period, which closed on October 18, 2021. On November 17, 2021 a third interim final rule was issued, subject to a public comment period, which closed on January 24, 2022. The provisions of these rules, most of which went into effect on January 1, 2022, seek to limit excessive patient out-of-pocket amounts by limiting cost sharing for out-of-network services to in-network levels, requiring cost sharing for out-of-network payments to offset in-network deductibles, setting out-of-pocket maximums, requiring disclosure of patient protections against balance billing, and prohibiting balance billing under certain circumstances. These rules also establish the independent dispute resolution process that providers, facilities or providers of air ambulance services, and health plans or issuers will use to determine final payment beyond allowable patient cost-sharing for certain out-of-network healthcare services and require that certain providers and facilities provide a good faith estimate of the charges to uninsured (or self-pay) individuals so they can know what costs to expect when seeking healthcare. The agencies have continued to issue guidance regarding the implementation of the No Surprises Act, and the agencies’ interpretations of law’s requirements have continued to evolve. It is currently unclear how the No Surprise Act will impact our revenue, bad debt, and the competitive advantages of our Medical Groups being in network status across markets. Compliance will require additional training and the build-out of new safeguards to comport our Medical Groups’ billing and collection practices with the new requirements of these interim final rules.
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
There are significant risks associated with estimating the amount of revenues that we recognize under our VBC arrangements with payers in a reporting period. The billing and collection process is complex due to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage and other payer issues, such as ensuring appropriate documentation. Determining applicable primary and secondary coverage for our patients, together with the changes in patient coverage that occur each month, requires complex, resource-intensive processes. Errors in determining the correct coordination of benefits may result in refunds to payers. Revenues associated with Medicare and Medicaid programs are also subject to estimating risk related to the amounts not paid by the primary government payer that will ultimately be collectible from other government programs paying secondary coverage, the patient’s commercial health plan secondary coverage or the patient. Collections, refunds and payor retractions typically continue to occur for up to three years and longer after our Medical Groups’ services are provided. If our estimates of revenues are materially inaccurate, it could impact the timing and the amount of our revenues recognition and have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
The seamless onboarding of Privia Physicians, whether done by ourselves or through third-party vendors, onto our technology-enabled platform, including training on conversion to and the use of our EMR, the education of Privia Physicians and their support staff, the credentialing of Privia Physicians and other providers with applicable federal health care programs and commercial payers, training on cash flow processing, website development, and the build out of workflows and customized EMR support, if any, is essential to a timely transition to our technology-enabled platform. As of December 31, 2022, practices on the Privia Platform were converted from approximately 53 different EMR vendors. If we face unanticipated implementation difficulties or Privia Physicians and their support staff are unable to smoothly transition to our operating model, we risk delaying the go live date of our new physician practices, which could negatively impact our revenue. Further, if the Privia Physician and his or her support staff’s implementation process is not executed successfully or if execution is delayed, we could incur significant costs, Privia Physicians could become dissatisfied and decide to neither continue implementation nor go live on our technology-enabled platform. In such event, we risk litigation from the Privia Physician, especially if he or she loses access to his or her historical commercial payer contracts. In addition, competitors with less robust operating models with lower implementation costs could jeopardize both our provider and commercial payer relationships.
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
We typically enter into multiyear contracts with our Medical Groups, Privia Physicians, health system or hospital partners, ACO participants and payer customers, which often have a stated initial term of three years and automatically renew for successive one-year terms. From time to time, we may renegotiate or attempt to renegotiate contracts in the ordinary course of business prior to their applicable termination or expiration with certain of our counterparties, including as part of rate negotiations with payer customers. If our Medical Groups, Privia Physicians, health system or hospital partners, ACO participants and payer customers fail to renew their contracts, renew their contracts upon less favorable terms or at lower fee levels or fail to utilize additional products and services obtained from us, or if we fail to renegotiate contracts with our counterparties on favorable terms or at all, our revenue may decline or our future revenue growth may be constrained. Should any of our physician practices terminate their relationship with us after implementation has begun, we would not only lose our time, effort and resources invested in that implementation, but we would also have lost the opportunity to leverage those resources to build a relationship with other Privia Physicians over that same period of time.

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
A substantial portion of our revenue is driven by our medical practices in Virginia, Maryland, the District of Columbia, Texas, Tennessee, Florida, Georgia, and California. As a result, our exposure to many of the risks described herein are not mitigated by a diversification of geographic focus. Furthermore, due to the concentration of our operations in these states, our business may be adversely affected by economic conditions, natural disasters, contagious disease outbreaks, including COVID-19, political unrest, and other conditions over which we have no control that disproportionately affect these states as compared to other states. Such conditions could adversely affect our operating results and disrupt the operation of our Medical Groups and Privia Providers.
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
During periods of high unemployment and inflation, such as we are experiencing related to the COVID-19 pandemic, governmental entities often experience budget deficits as a result of increased costs and lower than expected tax collections. These budget deficits at federal, state and local government entities have decreased, and may continue to decrease, spending for federal health care programs, including Medicare, Medicaid and similar programs, which represent significant payer sources for our Medical Groups. Other risks we face during periods of high unemployment include potential declines in the patient base, potential increases in the uninsured and underinsured populations, which could negatively impact our payer mixes, a contracting of discretionary spending by our patient base, which could negatively affect demand for the services of our Privia Physicians, and further difficulties in our collecting patient co-payment and deductible receivables.
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
We have vendors that may be the sole or primary source of certain services, products or technology critical to the services either we or our Privia Providers furnish, or to which we have committed obligations to make purchases, sometimes at particular prices. If any of these vendors do not meet our needs for the services or products they supply, including in the event of a product recall, shortage or dispute, and we are not able to find adequate alternative sources, if we experience material price increases from these vendors that we are unable to mitigate, or if the costs of some of the products or services that we purchase are borne by our Medical Groups and such Medical Groups are not reimbursed or not adequately reimbursed for such products or services, it could have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, the technology related to the services or products critical to the services we provide is subject to new developments that may result in superior products. If we are not able to access new or replacement services or products on a cost-effective basis or if vendors are not able to fulfill our requirements for such services or products, or unable to scale as fast as our operations grow, we could face Privia Physician attrition and other negative consequences which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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
Additionally, CMS audits Medicare Advantage plans for documentation to support RAF-related payments for enrollees chosen at random. The Medicare Advantage plans ask providers to submit the underlying documentation for members that they serve. It is possible that claims associated with members with higher RAF scores could be subject to more scrutiny in a CMS or plan audit. There is a possibility that a Medicare Advantage plan may seek repayment from us, our ACOs, or our Medical Groups should CMS make any payment adjustments to the Medicare Advantage plan as a result of its audits. CMS has indicated that payment adjustments will not be limited to RAF scores for the specific MA enrollees for which errors are found but may also be extrapolated to the entire MA plan subject to a particular CMS contract. Based on a recent final rule issued by CMS in January 2023, although 2011 to 2017 plan years are still subject to audit, overpayments to MA plans that are identified as a result of a Risk Adjustment Data Validation, or RADV, audit will only be subject to extrapolation for plan year 2018 and any subsequent plan year. In addition, CMS will not apply an adjustment factor, known as Fee-For-Service, or FFS, Adjuster in RADV audits to account for potential differences in diagnostic coding between the Medicare Advantage program and Medicare FFS program. Although we are continuing to assess the potential impact this final rule may have on our business and operations, such adjustments could adversely affect our revenue, financial conditions and results of operations. .
Moreover, we may face civil and criminal liability under healthcare fraud and abuse laws, including, without limitation, the False Claims Act. By way of example, in 2018, the Department of Justice, or the DOJ, reached a $270 million settlement agreement with HealthCare Partners Holdings, LLC based upon the organization’s internal coding policies and provider education that resulted in the submission of inappropriate diagnosis codes, and the inappropriate capture of historical diagnoses both of which inflated the organization’s RAF scores and resulted in inflated payment rates. The DOJ alleged that such submissions constituted a civil False Claims Act violation. More recently, in August 2021, Sutter Health agreed to pay $90 million to resolve allegations that it violated the False Claims Act by knowingly submitting inaccurate information about health status of beneficiaries enrolled in Medicare Advantage plans and entered into a five-year Corporate Integrity Agreement with the OIG.
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
Our volumes may still periodically be impacted by COVID-19 infection rates in certain geographical markets as hospitals divert or postpone elective procedures in order to deal with infected individuals. Further, some of our Privia Physicians and/or their Affiliated Practices may have outstanding loan obligations under the Paycheck Protection Program implemented pursuant to the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. Although we are not liable for such loan amounts, our Privia Physicians’ inability to either have such loan amounts forgiven or pay such loan amounts could negatively impact our business, including due to responding to Privia Physician bankruptcy filings and, potentially, federal seizure of assets, including federal health care program funds, which could include funds owing to us, such as management fees. Although our claims to such amounts may ultimately be released, the cost of collections could increase from our standard business model, which will negatively affect both our revenue and profits.
Because of the Paycheck Protection Program affiliation rules, none of our Owned Medical Groups (as opposed to our Privia Physicians’ Affiliated Practices) borrowed any amounts under the program. One of the Non-Owned Medical Groups did partake in the Paycheck Protection Program, but the outstanding balance has already been forgiven. Likewise, none of our Medical Groups partook of CMS’ Accelerated and Advance Payment Programs under the CARES Act. Each of our Medical Groups did, however, accept funds distributed by HHS under the Provider Relief Fund enacted as part of the CARES Act. Given that each of our Medical Groups received in excess of $10,000 under the Provider Relief Fund, each Medical Group is subject to HHS’ reporting requirements for the use of such funds. Two of our Owned Medical Groups are subject to heightened reporting requirements for providers receiving more than $500,000 from the Provider Relief Fund. Independent audits were conducted to provide assurance that the Owned Medical Groups’ receipt of funds from HHS Provider Relief Fund and the American Rescue Plan followed the requirements of the statutes, regulations and the terms and conditions of the awards. It was filed in accordance with the requirements of the Consolidated Appropriations Act of 2021 and additional guidance issued by HHS. Although continued reporting obligations exist for these Owned Medical Groups, the amount of funds distributed for such periods will no longer be subject to the single audit requirements. The Owned Medical Groups will continue to have obligations regarding maintenance of documentation of such records and costs, and remain potentially subject to additional audits by HHS, the OIG, and the Pandemic Response Accountability Committee.
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
Adverse market conditions resulting from the COVID-19 pandemic, including new variants, could materially adversely affect our business and the value of our common stock. If there is an increase in COVID-19 hospitalizations, it is possible that some state and local jurisdictions in our current markets may again impose shutdowns, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19 or variants thereof. Such orders or restrictions could result in reduced staffing and services at some of our Medical Groups and Privia Physicians’ Affiliated Practices, work stoppages and slowdowns among some of our vendors and suppliers, slowdowns and delays, travel restrictions and cancellation of elective procedures and reduction in our in-person sales activity, thereby significantly and potentially negatively impacting our operations. Other potential disruptions include restrictions on the ability of our personnel to travel; inability of our suppliers to manufacture goods and to deliver these to us on a timely basis, or at all; inventory shortages or obsolescence; delays in actions of regulatory bodies; diversion of or limitations on employee resources that would otherwise be focused on the operations of our business, including because of sickness of employees or their families or the desire of employees to avoid contact with groups of people; business adjustments or disruptions of certain third parties; and additional government requirements or other incremental mitigation efforts. The extent to which future waves, of the COVID-19 pandemic or the spread of variants impact our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and spread of COVID-19 or variants, vaccination rates and the actions to contain the COVID-19 pandemic or treat its impact, among others. In addition, the COVID-19 virus disproportionately impacts older adults, especially those with chronic illnesses, which includes many of our patients, which could strain the resources of our physician practices.
Even without government restrictions on travel and our operations, patients may again become reluctant to seek necessary care if the COVID-19 pandemic worsens as a result of new variants. This could have the effect of reducing the revenue of our Medical Groups and our resulting management fees. Such reluctance may result in deferring necessary healthcare services that may adversely affect the health of such patients which may exacerbate health conditions and increase the cost of care in the future, which may adversely affect our VBC performance or divert patients from our Privia Physicians to more expensive and intense providers of services. Further, as a result of the COVID-19 pandemic, we may experience slowed growth or a decline in new patient demand. We also may experience increased internal and third-party medical costs as we provide care for patients suffering from COVID-19. In addition, we may face increased competition due to changes to our competitors’ products and services, including modifications to their terms, conditions, and pricing that could materially adversely affect our business, results of operations, and overall financial condition in future periods.
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
On January 12, 2023, HHS again extended the public health emergency for an additional ninety days. On January 30, 2023, the Office of Management and Budget issued a statement of policy that the Biden Administration’s intent is to extend the public health emergency to May 11, 2023, and to end the public health emergency on that date. The Consolidated Appropriations Act of 2023 extended many of the telehealth flexibilities authorized by the COVID-19 public health emergency through December 31, 2024. Nonetheless, once the COVID-19 public health emergency and the extended telehealth flexibility cease, it may be necessary to change certain of our operations to satisfy the then existing requirements, which may revert back to pre-public health emergency standards, and may result in a loss of revenue as coverage for our telehealth capabilities may cease or be significantly reduced.
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
Our use, disclosure, and other processing of personal information, including health-related information, is subject to HIPAA, other federal and state privacy and security regulations, and contractual obligations, and our actual or perceived failure to comply with those regulations or contractual obligations could result in significant liability or reputational harm and, in turn, a material adverse effect on our patient base and revenue.
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

HIPAA requires covered entities, like us, our Owned or Non-Owned Medical Groups, and their business associates to develop and maintain policies and procedures with respect to PHI that is used or disclosed, including the adoption of administrative, physical and technical safeguards to protect such information. Our Medical Groups are all participants in an “Affiliated Covered Entity” under HIPAA, which is a group of legally separate covered entities that considers themselves a single covered entity due to affiliation or some common control or ownership. Participation in an affiliated covered entity allows us to share certain HIPAA compliance efforts but also provides for joint and several liability for HIPAA violations among all the participants in the Affiliated Covered Entity. In addition to our status as a covered entity, our management services organizations and ACOs are “business associates” to our Medical Groups and ACO participants.
Entities that are found to be in violation of HIPAA as the result of a breach of unsecured PHI, a complaint about privacy practices or an audit by the U.S. Department of Health and Human Services, or HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. HIPAA also authorizes state attorneys general to file suit on behalf of their residents. Courts may award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.
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
HIPAA further requires that patients be notified of any unauthorized acquisition, access, use or disclosure of their unsecured PHI that compromises the privacy or security of such information, with certain exceptions related to unintentional or inadvertent use or disclosure by employees or authorized individuals. HIPAA specifies that such notifications must be made “without unreasonable delay and in no case later than 60 calendar days after discovery of the breach.” If a breach affects 500 patients or more, it must be reported to HHS without unreasonable delay, and HHS will post the name of the breaching entity on its public website. Breaches affecting 500 patients or more in the same state or jurisdiction must also be reported to the local media. If a breach involves fewer than 500 people, the covered entity must record it in a log and notify HHS at least annually. A non-permitted use or disclosure of PHI is presumed to be a breach under HIPAA unless the covered entity or business associate establishes that there is a low probability the information has been compromised consistent with requirements enumerated in HIPAA.
We are also subject to a provision of the federal 21st Century Cures Act that is intended to facilitate the appropriate exchange of health information. In May 2020, the United States Department of Health and Human Services Office of the National Coordinator for Health Information Technology and CMS issued complementary new rules that are intended to clarify provisions of the 21st Century Cures Act regarding interoperability and information blocking and include, among other things, requirements surrounding information blocking, changes to ONC’s health IT certification program and requirements that CMS regulated payors make relevant claims/care data and provider directory information available through standardized patient access and provider directory application programming interfaces, or APIs, that connect to provider electronic health record systems, or EHRs. The companion rules will transform the way in which healthcare providers, health IT developers, health information exchanges/health information networks, or HIEs/HINs, and health plans share patient information, and create significant new requirements for healthcare industry participants. For example, the ONC rule, which went into effect on April 5, 2021, prohibits healthcare providers, health IT developers of certified health IT, and HIEs/HINs from engaging in practices that are likely to interfere with, prevent, materially discourage, or otherwise inhibit the access, exchange or use of electronic health information, or EHI, also known as “information blocking.” To further support access and exchange of EHI, the ONC rule identifies eight “reasonable and necessary activities” as exceptions to information blocking activities, as long as specific conditions are met. Any failure to comply with these rules could have a material adverse effect on our business, results of operations and financial condition.
Numerous other federal and state laws and regulations protect the confidentiality, privacy, availability, integrity and security of PHI and other types of personal information. State statutes and regulations vary from state to state, and these laws and regulations in many cases are more restrictive than HIPAA and its implementing rules. These laws and regulations are often uncertain, contradictory, and subject to changed or differing interpretations, and we expect new laws, rules and regulations regarding privacy, data protection, and information security to be proposed and enacted in the future. For example, the California Consumer Privacy Act of 2018 (the “CCPA”), which was significantly amended by the California Privacy Rights Act (“CPRA”) effective January 1, 2022, affords consumers expanded privacy protections. Additionally, Virginia, Connecticut, Utah and Colorado have passed comprehensive privacy legislation in 2021, and several additional privacy bills have been proposed both at the federal and state level that may result in additional legal requirements that impact our business. California residents also have the right to request that a business delete their personal information unless it is necessary for the business to maintain for certain purposes, to direct a business to correct errors in their personal information, and to restrict the use and disclosure of sensitive information. They have the right to know if their personal information is being sold or shared and the right to opt out of the sale or disclosure. Beginning in 2023, under the CPRA’s amendments, as well as comprehensive privacy legislation passed in Virginia, residents of those states will have additional rights with respect to their personal information, such as a right to opt out of certain processing activities for sensitive data and a right to a portable copy of their personal information. The CPRA creates a new regulator responsible for enforcement of the CPRA, and enforcement priorities of this new regulatory body have yet to be determined. The CCPA and CPRA also provide for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. Failure to comply with these and any other comprehensive privacy laws passed at the state or federal level may result in regulatory enforcement action and damage to our reputation. The potential effects of such legislation are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses to comply. Further, in the event that new data privacy or security laws are implemented that impact our operations or patients, we may not be able to timely comply with such requirements, or such requirements may not be compatible with our current processes. Changing our processes could be time consuming and expensive, and failure to timely implement required changes could subject us to liability for non-compliance. Some states may afford private rights of action to individuals who believe their personal information has been misused. This complex, dynamic legal landscape regarding privacy, data protection, and information security creates significant compliance issues for us and potentially restricts our ability to collect, use and disclose data and exposes us to additional expense, adverse publicity and liability. In the event that we are subject to or affected by the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
Furthermore, the Federal Trade Commission, or FTC, and many state Attorneys General continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive. For example, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure can constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities.
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
In general, under Section 382 of the Internal Revenue Code of 1986, as amended (“the Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income or taxes. A Code Section 382 ownership change generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a corporation’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. As of December 31, 2022, we had approximately $103.0 million of federal and $77.2 million of state (post-apportioned state NOL) NOL carryforwards. The federal NOL carryforwards for years before 2018 begin to expire in 2034 and the state NOL carryforwards begin to expire in 2034. Changes in the ownership of our stock in the future, including as a result of future offerings, and some of which are outside of our control, could result in an ownership change under Section 382 of the Code (or applicable state law) after such date, which could significantly limit our ability to utilize our existing and future NOL carryforwards arising at any time prior to such ownership change.

General Risks
As a public reporting company, we are obligated to maintain proper and effective internal control over financial reporting in order to comply with Section 404 of the Sarbanes-Oxley Act. If we fail to maintain effective internal control over financial reporting, we may not be able to accurately report our financial results or report them in a timely manner, which may adversely affect investor confidence in us.
Reporting obligations as a public company place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel. As a public company, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting. Section 404(a) of the Sarbanes-Oxley Act (“Section 404(a)”) requires that beginning with this annual report for the year ended December 31, 2022, management assess and report annually on the effectiveness of our internal control over financial reporting and identify any material weaknesses in our internal control over financial reporting. Section 404(b) requires our independent registered public accounting firm to issue an annual report that addresses the effectiveness of our internal control over financial reporting. Our compliance with Section 404(a) has required to incur substantial expenses and expend significant management efforts.
If we identify material weaknesses in our internal control over financial reporting in the future, our management will be unable to assert that our disclosure controls and procedures and our internal control over financial reporting is effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and we could become subject to litigation or investigations by Nasdaq, the SEC, or other regulatory authorities, which could require additional financial and management resources.
Increased attention to, and evolving expectations for, environmental, social, and governance (“ESG”) initiatives could increase our costs, harm our reputation, or otherwise adversely impact our business.
Companies across industries are facing increasing scrutiny from a variety of stakeholders related to their ESG and sustainability practices. Expectations regarding voluntary ESG initiatives and disclosures may result in increased costs (including but not limited to increased costs related to compliance, stakeholder engagement, contracting and insurance), enhanced compliance or disclosure obligations, or other adverse impacts to our business, financial condition, or results of operations.
While we may at times engage in voluntary initiatives (such as voluntary disclosures, certifications, or goals, among others) to improve the ESG profile of the Company, such initiatives may be costly and may not have the desired effect. Moreover, we may not be able to successfully complete such initiatives due to factors that are within or outside of our control. Even if this is not the case, our actions may subsequently be determined to be insufficient by various stakeholders, and we may be subject to investor or regulator engagement on our ESG efforts, even if such initiatives are currently voluntary.
Certain market participants, including major institutional investors and capital providers, use third-party benchmarks and scores to assess companies’ ESG profiles in making investment or voting decisions. Unfavorable ESG ratings could lead to increased negative investor sentiment towards us, which could negatively impact our share price as well as our access to and cost of capital. To the extent ESG matters negatively impact our reputation, it may also impede our ability to compete as effectively to attract and retain employees, which may adversely impact our operations.
In addition, we expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters. For example, the SEC has published propose rules that would require companies to provide significantly expanded climate-related disclosures in their periodic reporting, which may require us to incur significant additional costs to comply, including the implementation of significant additional internal controls processes and procedures regarding matters that have not been subject to such controls in the past, and impose increased oversight obligations on our management and board of directors. These and other changes in stakeholder expectations will likely lead to increased costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Additionally, our business partners may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.

Risks Related to Our Indebtedness
Our existing indebtedness could adversely affect our business and growth prospects.
As of December 31, 2022, there was no amount outstanding under our Term Loan Facility and $65.0 million of borrowing availability under our Revolving Credit Facility. Our indebtedness, or any additional indebtedness we may incur, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of these actions on a timely basis, on terms satisfactory to us or at all.

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
As of February 23, 2023, investment entities affiliated with Goldman Sachs (collectively, “Goldman Sachs”) and Pamplona Capital Management LLP (“Pamplona” and, together with Goldman Sachs, the “Lead Sponsors”) beneficially own or control approximately 21.6% and 15.4%, respectively, of our common stock. Based on their combined percentage voting power, the Lead Sponsors have significant influence over the vote of all matters submitted to a vote of our shareholders. For so long as the Lead Sponsors continue to own a significant percentage of our stock, the Lead Sponsors will still be able to significantly influence the composition of our Board and the approval of actions requiring shareholder approval. Accordingly, for such period, the Lead Sponsors will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers, decisions on whether to raise future capital and amending our amended and restated charter and amended and restated bylaws, which govern the rights attached to our common stock. In particular, for so long as the Lead Sponsors continue to own a significant percentage of our stock, the Lead Sponsors will be able to cause or prevent a change of control of us or a change in the composition of our Board and could preclude any unsolicited acquisition of us. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of us and ultimately might affect the market price of our common stock.
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
Risks related to the Pamplona Entities, a Lead Sponsor.
Pamplona Capital Management LLC and related entities (the “Pamplona Entities”) beneficially owned approximately 15.4% of our outstanding common stock as of December 31, 2022. Certain shareholders of LetterOne, which is a significant investor in the Pamplona Entities, are on the UK and EU Russian sanctions list, although neither the Pamplona Entities nor LetterOne have been designated and, to the best of our knowledge, are not sanctioned. While we believes that we are in full compliance with all applicable sanctions regulations and intend to remain so, there can be no assurance that the perception of Pamplona’s relationship with Privia will not adversely affect our business or stock price.
The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, particularly after we are no longer an “emerging growth company.”
As a public company, we incur legal, accounting and other expenses that we did not previously incur as a privately held company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and certain requirements under the Sarbanes-Oxley Act, the listing requirements of NASDAQ and other applicable securities rules and regulations. Compliance with these rules and regulations have increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly and increased demand on our systems and resources. We will continue to experience such increased costs and challenges particularly because we are no longer an “emerging growth company.” The Exchange Act requires that we file annual, quarterly and current reports with respect to our business, financial condition and results of operations. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert our management’s attention from implementing our growth strategy, which could prevent us from improving our business, financial condition and results of operations. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. These additional obligations could have a material adverse effect on our business, financial condition and results of operations.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our headquarters are located in Arlington, Virginia. Our lease on this space expires on September 30, 2026. We have also leased space for our other offices in California, Maryland, Georgia, Texas and Tennessee. We believe that our headquarters and other offices are adequate for our immediate needs and that additional or substitute space is available if needed to accommodate growth and expansion.
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
Holders of Record
As of the close of business on February 22, 2023, there were approximately 31 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
The following graph and related information shows a comparison of the cumulative total return for our common stock, Russell 2000 Index, and NASDAQ Health Care Index between April 28, 2021 (the date our common stock commenced trading on the NASDAQ) through December 31, 2022. All values assume an initial investment of $100 and reinvestment of any dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

COMPARISON OF 20 MONTH CUMULATIVE TOTAL RETURN*

Among Privia Health Group, Inc., the Russell 2000 Index
and the NASDAQ Health Care Index

$140
$120
$100
$80
$60
$40
$20
$0
4/28/21
6/21
8/21
10/21
12/21
2/22
4/22
6/22
8/22
10/22
12/22
Privia Health Group, Inc.
Russell 2000
NASDAQ Health Care

*$100 invested on 4/28/21 in stock or 4/30/21 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2023 Russell Investment Group. All rights reserved.

	4/28/2021	5/31/2021	6/30/2021	7/31/2021	8/31/2021	9/30/2021	10/31/2021	11/30/2021	12/31/2021
Privia Health Group, Inc. (1)	$100.00	$94.19	$127.68	$119.42	$85.78	$67.80	$73.96	$66.47	$74.45
Russell 2000	$100.00	$100.21	$102.15	$98.46	$100.66	$97.69	$101.85	$97.61	$99.79
NASDAQ Health Care	$100.00	$97.71	$101.67	$98.29	$100.36	$95.90	$94.60	$87.82	$82.74

	1/31/2022	2/28/2022	3/31/2022	4/30/2022	5/31/2022	6/30/2022	7/31/2022	8/31/2022	9/30/2022	10/31/2022	11/30/2022	12/31/2022
Privia Health Group, Inc. (1)	$61.24	$74.07	$76.92	$63.28	$68.95	$83.80	$105.84	$114.50	$98.01	$96.35	$68.86	$65.35
Russell 2000	$90.18	$91.14	$92.28	$83.13	$83.26	$76.41	$84.39	$82.66	$74.74	$82.97	$84.90	$79.39
NASDAQ Health Care	$71.25	$68.71	$69.12	$60.31	$57.81	$57.28	$60.39	$59.03	$54.19	$59.51	$63.31	$62.22

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
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during the year ended December 31, 2022.
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

Other than the changes noted above there have been no material change in the planned use of proceeds from the IPO from those that were described in the final prospectus filed pursuant to Rule 424(b) under the Securities Act.
ITEM 6. [RESERVED]

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
Overview
Privia Health is a technology-driven, national physician-enablement company that collaborates with medical groups, health plans, and health systems to optimize physician practices, improve patient experiences, and reward doctors for delivering high-value care in both in-person and virtual care settings on the “Privia Platform”. We directly address three of the most pressing issues facing physicians today: the transition to the VBC reimbursement model, the ever-increasing administrative requirements to operate a successful medical practice and the need to engage patients using modern user-friendly technology. We seek to accomplish these objectives by entering markets and organizing existing physicians and non-physician clinicians into a unique practice model that combines the advantages of a partnership in a large regional Medical Group with significant local autonomy for Privia Providers joining our Medical Groups. Our Medical Groups are designated as in-network by all major health insurance payers in all of our markets and all Privia Providers are credentialed with such health insurance payers.
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
We provide management services to each Medical Group through a local MSO established with the objective of maximizing the independence and autonomy of our Affiliated Practices, while providing Medical Groups with access to VBC opportunities either directly or through Privia-owned ACOs. We have national committees that distribute quality guidance, and we employ Chief Medical Officers who provide clinical oversight and direction over the clinical affairs of the Owned Medical Groups. Additionally, we hold the provider contracts, maintain the patient records, set reimbursement rates, and negotiate payer contracts on behalf of the Owned Medical Groups and the owned ACOs.
GAAP Financial Measures
•    Revenue was $1,356.7 million, $966.2 million and $817.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.
•    Operating (loss) income was $(19.1) million, $(217.4) million and $25.4 million for the years ended December 31, 2022, 2021 and 2020, respectively; and
•    Net (loss) income attributable to Privia Health Group, Inc. was $(8.6) million, $(188.2) million and $31.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Key Metrics and Non-GAAP Financial Measures
•    Practice Collections was $2.42 billion, $1.63 billion and $1.30 billion for the years ended December 31, 2022, 2021 and 2020, respectively;
•    Care Margin was $305.6 million, $238.4 million and $187.6 million for the years ended December 31, 2022, 2021 and 2020, respectively;
•    Platform Contribution was $148.5 million, $107.6 million and $82.6 million for the years ended December 31, 2022, 2021 and 2020, respectively;
•    Adjusted EBITDA was $60.9 million, $41.4 million and $29.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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

The COVID-19 Pandemic and the Coronavirus Aid, Relief and Economic Stimulus Act (“CARES Act”)
As the COVID-19 pandemic evolves, disruptions caused by the pandemic and recurring COVID-19 outbreaks, including outbreaks caused by different virus variants, could potentially impact the Company and its future results of operations, cash flows and financial position.
On March 27, 2020, the CARES Act was passed. It is intended to provide economic relief to individuals and businesses affected by the coronavirus pandemic. It also contains provisions related to healthcare providers’ operations and the issues caused by the coronavirus pandemic. The following are significant economic impacts for the Company and its subsidiaries as a result of specific provisions of the CARES Act for the years ended December 31, 2022 and 2021:
•The Company elected to defer its portion of Social Security taxes in 2020, which was repaid over two years as follows: 50% at the end of 2021 and 50% at the end of 2022; and
•The Company received $0.8 million and $13.3 million in grant funds from the Provider Relief Fund under the CARES Act during the year ended December 31, 2021 and 2020. The Company did not receive Provider Relief Fund under the CARES Act during the year ended December 31, 2022.
Our Revenue
We recognize revenue from multiple stakeholders, including health care consumers, health insurers, federal and state governments, employers, providers and health systems. Our revenue includes (i) FFS revenue generated from providing healthcare services to patients through Privia Providers of Owned Medical Groups or administrative fees collected for providing administrative services to Non-Owned Medical Groups, (ii) VBC revenue collected on behalf of our providers, primarily capitated revenue, shared savings (including surplus payments, shared savings, total cost of care budget payments and similar payments) and per member per month (PMPM) fees (including care management fees, management services fees, care coordination fees and all other similar administrative fees), and (iii) other revenue from additional services, such as concierge services, virtual visits, virtual scribes and coding.
FFS Revenue
We generate FFS-patient care revenue when we collect reimbursements for FFS medical services provided by Privia Providers. Our agreements with our providers have a multi-year term length and we have historically experienced a 95% provider retention rate, both of which lead to a highly predictable and recurring revenue model. Our FFS contracts with payer partners typically contain annual rate inflators and enhanced commercial FFS rates given our scale in each of our markets. As a result of receiving these rate inflators and enhancements, if we continue to be successful in expanding our provider base, we expect revenue will grow year-over-year in absolute dollars. In addition, in our FFS-patient care revenue, we include collections generated from ancillary services such as clinical laboratory, imaging and pharmacy operations. We also generate FFS-administrative services revenue by providing administration and management services to medical groups which are not owned or consolidated by us. FFS-patient care revenue represented 64.1%, 79.9% and 79.2% for the years ended December 31, 2022, 2021 and 2020, respectively. FFS-administrative services revenue represented 7.0%, 7.1% and 7.1% for the years ended December 31, 2022, 2021 and 2020, respectively.
VBC Revenue
Over time, we create incremental value for our provider partners by enabling them to succeed in VBC arrangements. We generate VBC revenue when our providers are reimbursed through traditional FFS Medicare, MSSP, Medicare Advantage, commercial payers and other existing and emerging direct payer and employer contracting programs. The revenue is collected in the form of (i) capitated revenue, (ii) shared savings earned based on improved quality and lower cost of care for our attributed patients in VBC arrangements earned primarily through Privia-owned ACOs and (iii) PMPM care management fees to cover costs of services typically not reimbursed under traditional FFS payment models, including population management, care coordination, advanced technology and analytics. VBC revenue represented 28.5%, 12.4% and 11.4% for the years ended December 31, 2022, 2021 and 2020, respectively. We expect VBC revenue to continue to increase as a percentage of total revenue as we grow total Attributed Lives under management as well as increase risk levels undertaken across value-based arrangements.
Other Revenue
The remainder of our revenue is derived from leveraging our existing base of providers and patients to deliver value-oriented services such as virtual visits, virtual scribes and coding. Other revenue represented 0.4%, 0.6% and 2.2% of total revenue for the years ended December 31, 2022, 2021 and 2020, respectively. Provider Relief Funds under the CARES Act have been recorded within other revenue on the statement of operation for the years ended December 31, 2021 and 2020.

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
In November 2022, the Company announced a joint venture and strategic partnership with Novant Health Enterprises, a division of Novant Health, to launch Privia Medical Group – North Carolina in order to offer community physicians and provider groups throughout North Carolina with resources to reduce administrative burden and enable care insights and collaboration, as well as to support their transition to value-based care.
In January 2023, we announced a partnership with Beebe Healthcare, a not-for-profit community healthcare system located in Sussex County, Delaware, to launch an ACO in that state.
In February 2023, we announced a partnership with Community Medical Group, the largest Clinically Integrated Network (“CIN”) in Connecticut with approximately 1,100 multi-specialty providers, to launch Privia Quality Network of Connecticut.
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
Payer Contracts and Ability to Move Markets to VBC
Our FFS and VBC revenue is dependent upon our contracts and relationships with payers. We partner with a large and diverse set of payer groups nationally and in each of our markets to form provider networks and to lower the overall cost of care, and we structure bespoke contracts to help both providers and payers achieve their objectives in a mutually aligned manner. Maintaining, supporting and increasing the number of these contracts and relationships, particularly as we enter new markets, is important for our long-term success. We typically enter into multiyear contracts with our Medical Groups, Privia Physicians, health system or hospital partners, ACO participants and payer customers, which often have a stated initial term of three years and automatically renew for successive one-year terms. From time to time, we may renegotiate or attempt to renegotiate our payer contracts in the ordinary course of business prior to the expiration of their stated terms. If the counterparties fail to renew their contracts, renew their contracts upon less favorable terms or at lower fee levels or fail to utilize additional products and services obtained from us, or if we fail to renegotiate contracts with our counterparties on favorable terms or at all, our revenue may decline and our future revenue growth may be constrained.
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
Privia Health launched three new Accountable Care Organizations (ACOs) at the beginning of 2022 and three new ACOs in the first two months of 2023, expanding the total number of Privia-owned ACOs to ten, serving beneficiaries across the District of Columbia and eleven states, including California, Connecticut, Delaware, Florida, Georgia, Maryland, Montana, North Carolina, Tennessee, Texas, and Virginia. Out of the ten ACOs, five are now participating in the MSSP Enhanced Track with potential upside and downside financial risk.
During 2022, we entered into capitated payer arrangements. As of January 1, 2023, our capitated agreements cover healthcare services provided to approximately 40,600 Medicare Advantage beneficiaries. Capitated revenue is generated through what is typically known as an “at-risk contract.” At-risk capitation refers to a model in which the Company is entitled to fixed monthly fees from the third-party payer in exchange for providing healthcare services to attributed beneficiaries in Medicare Advantage plans. The fees are typically based on a percentage of the defined premium that payers receive from CMS. The Company is responsible for providing or paying for the cost of healthcare services required by those attributed beneficiaries. At-risk capitated fees are recorded gross in revenues because the Company is acting as a principal in arranging for, providing, and controlling the managed healthcare services provided to the attributed beneficiaries.
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
We launched Privia Care Partners on January 1, 2022 to offer a more flexible affiliation model for providers who do not desire to join one of our medical groups. This model aggregates providers in certain of our existing markets as well as new markets who are looking solely for VBC solutions without the necessity of changing EHR providers. We furnish population health services, reporting and analytics to such providers along with a menu of management services from which providers may choose. As of January 1, 2023, approximately 350 providers with more than 42,000 attributed lives are participating in the Privia Care Partners model. During 2022, several Privia Care Partners’ providers transitioned to our Privia Medical Group model, which demonstrates the flexibility of our operating model and technology platform, as well as the ability to support physicians wherever they are in their transition value-based care.
Key Metrics and Non-GAAP Financial Measures
We review a number of operating and financial metrics, including the following key metrics and non-GAAP financial measures, to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plans, and make strategic decisions.
Key Metrics

	For the Years Ended December 31,
	2022	2021	2020
Implemented Providers (as of end of period)	3,606	3,317	2,550
Attributed Lives (in thousands) (as of end of period)	856	786	682
Practice Collections (1) ($ in millions)	$2,424.1	$1,626.1	$1,301.1

(1) We define Practice Collections as the total collections from all practices in all markets and all sources of reimbursement (FFS, VBC and other) that we receive for delivering care and providing our platform and associated services. Practice Collections differ from revenue by including collections from Non-Owned Medical Groups.
Implemented Providers
We define Implemented Providers as the total of all service professionals on Privia Health’s platform at the end of a given period who are credentialed by Privia Health and bill for medical services, in both Owned and Non-Owned Medical Groups during that period. This includes, but is not limited to, physicians, physician assistants, and nurse practitioners. We believe that growth in the number of Implemented Providers is a key indicator of the performance of our business and expected revenue growth. This growth depends, in part, on our ability to successfully add new practices in existing markets and expand into new markets. The number of Implemented Providers increased 8.7% between December 31, 2021 and 2022 mainly due to due to organic growth in our healthcare delivery business as well as entrance into the Montana market and a full year of operations in the West Texas and California markets. Implemented Providers increased 30.1% between 2020 and 2021, organic growth as well as the entrance into the West Texas and California markets.
Attributed Lives
We define Attributed Lives as any patient that a payer deems attributed to Privia, in both Owned and Non-Owned Medical Groups, to deliver care as part of a VBC arrangement. We define our Attributed Lives as patients who have selected one of our owned or Non-Owned Medical Groups as their provider of primary care services as of the end of a particular period. The number of Attributed Lives is an important measure that impacts the amount of VBC revenue we receive. Attributed Lives increased 8.9% between December 31, 2021 and 2022 due to the launch of Privia Care Partners on January 1, 2022, as well as organic growth in all markets. Attributed Lives increased 15.2% between 2020 and 2021, due to organic growth.
Practice Collections
We define Practice Collections as the total collections from all practices in all markets and all sources of reimbursement (FFS, VBC and other) that we receive for delivering care and providing our platform and associated services. Practice Collections differ from revenue by adding collections from Non-Owned Medical Groups both in FFS and VBC arrangements. FFS arrangements accounted for 79.1%, 91.2% and 89.7% of our practice collections for the years ended December 31, 2022, 2021 and 2020, respectively, while VBC accounted for 20.6%, 8.5% and 8.6% of practice collections for the years ended December 31, 2022, 2021 and 2020, respectively.
Practice Collections increased 49.1% for the year ended December 31, 2022 when compared to the same period in 2021 due mainly to organic growth of our healthcare delivery business, our new at-risk Capitated revenue contracts, as well as a full year of operation in the West Texas and California markets and entrance into the Montana markets and increased 25.0% between 2020 and 2021 due to organic growth of our healthcare delivery business.
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
In the third quarter of 2022, we changed the definition of Adjusted EBITDA to exclude employer taxes on equity vesting/exercise. In prior periods, this amount was considered de minimis and the Adjusted EBITDA amounts were not adjusted. Employer payroll tax expense related to employee stock transactions are tied to the vesting or exercise of underlying equity awards and the price of our common stock at the time of vesting, which varies in amount from period to period and is dependent on market forces that are often beyond our control. As a result, management excludes this item from our internal operating forecasts and models. Management believes that non-GAAP measures adjusted for employer payroll taxes on employee stock transactions provide investors with a basis to measure our core performance against the performance of other companies without the variability created by employer payroll taxes on employee stock transactions as a result of the stock price at the time of employee exercise.

	For the Years Ended December 31,
(amounts in thousands, except for percentages)	2022	2021	2020
Care Margin [1] ($)	$305,620	$238,393	$187,588
Platform Contribution [1] ($)	$148,540	$107,550	$82,582
Platform Contribution Margin [1] (%)	48.6%	45.1%	44.0%
Adjusted EBITDA [1] ($)	$60,852	$41,377	$29,372
Adjusted EBITDA Margin [1] (%)	19.9%	17.4%	15.7%
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

Care Margin
We define Care Margin as total revenue less the sum of provider expense. Our Care Margin generated from FFS revenue is contractual and recurring in nature, and primarily based on an individually negotiated percentage of collections for each practice that joins Privia. Our Care Margin generated from VBC revenue is based on a percentage of care management fees and shared savings collected. We view Care Margin as all of the dollars available for us to manage our business, including providing administrative support to our practices, investing in sales and marketing to attract new providers to the Privia Platform, and supporting the organization through our corporate infrastructure. We expect Care Margin will grow year-over-year in absolute dollars as we continue to expand our provider base. We would also expect our care management and shared savings economics in our VBC arrangements to improve on a per patient basis as we manage towards lower total cost of care for our Attributed Lives and move towards higher risk VBC arrangements over time. Care Margin increased 28.2% for the year ended December 31, 2022 when compared to the same period in 2021 due to organic growth of our medical practice business and increased 27.1% between 2021 and 2020, due to organic growth of our medical practice business. As a percentage of revenue, Care Margin decreased to 22.5% for the year ended December 31, 2022 from 24.7% and 23.0% for the same periods in 2021 and 2020, respectively, due to the addition of the at-risk capitation arrangements during 2022.
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
The following table provides a reconciliation of operating (loss) income, the most closely comparable GAAP financial measure, to Care Margin. For the year ended December 31, 2022, Cost of platform included $13.8 million of stock-based compensation expense, Sales and marketing included $2.7 million of stock-based compensation expense, and general and administrative included $50.9 million of stock-based compensation expense. For the year ended December 31, 2021, Cost of platform included $43.9 million of stock-based compensation expense, Sales and marketing included $8.9 million of stock-based compensation expense, and general and administrative included $200.7 million of stock-based compensation expense primarily related to the modification of outstanding options in connection with our IPO.

	For the Years Ended December 31,
(unaudited and amounts in thousands)	2022	2021	2020
Operating (loss) income	$(19,122)	$(217,436)	$25,380
Depreciation and amortization	4,571	2,464	1,843
General and administrative	129,592	255,884	44,016
Sales and marketing	19,741	22,750	11,343
Cost of platform	170,838	174,731	105,006
Care margin	$305,620	$238,393	$187,588
Platform Contribution
We define Platform Contribution as total revenue less the sum of provider expense and cost of platform excluding stock-based compensation expense included in Cost of platform. The following table provides a reconciliation of operating income, the most closely comparable GAAP financial measure, to Platform Contribution. For the year ended December 31, 2022, cost of platform included $13.8 million of stock-based compensation expense, sales and marketing included $2.7 million of stock-based compensation expense, and general and administrative included $50.9 million of stock-based compensation expense. For the year ended December 31, 2021, Cost of platform included $43.9 million of stock-based compensation expense, Sales and marketing included $8.9 million of stock-based compensation expense, and general and administrative included $200.7 million of stock-based compensation expense primarily related to the modification of outstanding options in connection with our IPO. We consider platform contribution to be an important measure to monitor our performance, specific to pricing of our services, direct costs of delivering care, and cost of our platform and associated services. As a provider spends a longer time on the Privia Platform, we expect the Platform Contribution from that provider to increase both in terms of absolute dollars as well as a percent of Care Margin. We expect that this increase will be driven by improving per provider revenue economics over time as well as our ability to generate operating leverage on our in-market infrastructure costs. Platform Contribution increased 38.1% for the year ended December 31, 2022 when compared to the same period in 2021 due to organic growth of our medical practice business and new market entry and increased 30.2% between 2021 and 2020, due to organic growth of our medical practice business.
Platform Contribution Margin
We define Platform Contribution Margin as Platform Contribution as a percentage of Care Margin. We consider Platform Contribution Margin to be an important measure to monitor our performance, specific to pricing of our services, direct costs of delivering care, and cost of our platform and associated services. As a provider spends a longer time on the Privia Platform, we expect the Platform Contribution from that provider to increase both in terms of absolute dollars as well as a percent of Care Margin. We expect that this increase will be driven by improving per provider revenue economics over time as well as our ability to generate operating leverage on our in-market infrastructure costs. Platform Contribution Margin was 48.6% for the year ended December 31, 2022 compared to 45.1% during the same period in 2021 and 44.0% in 2020. We continue to make strategic investments to provide better service to both our patients and physicians at a pace slower than the increase in revenue.
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
The following table provides a reconciliation of operating income, the most closely comparable GAAP financial measure, to platform contribution:

	For the Years Ended December 31,
(unaudited and amounts in thousands)	2022	2021	2020
Operating (loss) income	$(19,122)	$(217,436)	$25,380
Depreciation and amortization	4,571	2,464	1,843
General and administrative	129,592	255,884	44,016
Sales and marketing	19,741	22,750	11,343
Stock-based compensation(1)	13,758	43,888	—
Platform contribution	$148,540	$107,550	$82,582
(1) Amount represents stock-based compensation expense included under Cost of Platform.
Adjusted EBITDA
We define Adjusted EBITDA as net (loss) income excluding interest income, interest expense, non-controlling interest expense / income, depreciation and amortization, stock-based compensation, severance, other one time or non-recurring expenses, employer taxes on equity vesting/exercises and the (benefit from) provision for income taxes. We include Adjusted EBITDA because it is an important measure on which our management assesses and believes investors should assess our operating performance. We consider Adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis. Adjusted EBITDA has limitations as an analytical tool including: (i) Adjusted EBITDA does not reflect the impact of stock-based compensation expense, and (ii) Adjusted EBITDA does not reflect interest expense on our debt or the cash requirements necessary to service interest or principal payments. Adjusted EBITDA increased 47.1% for the year ended December 31, 2022, when compared to the same period in 2021 due to organic growth of our medical practice business, new market entry and a focus on managing the investment in new expenses and increased 40.9% between 2020 and 2021 due to organic growth of our medical practice business.
Adjusted EBITDA Margin
We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of Care Margin. We included Adjusted EBITDA Margin because it is an important measure on which our management assesses and believes investors should assess our operating performance. We consider Adjusted EBITDA Margin to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis. Adjusted EBITDA Margin was 19.9% for the year ended December 31, 2022 an increase from 17.4% for the same period in 2021 due to organic growth of our medical practice business, new market entry and a focus on managing the investment in new expenses and an increase from 15.7% in 2020, due to organic growth of our medical practice business.
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
The following table provides a reconciliation of net (loss) income attributable to the Company, the most closely comparable GAAP financial measure, to Adjusted EBITDA:

	For the Years Ended December 31,
(unaudited and amounts in thousands)	2022	2021	2020

Net (loss) income attributable to Privia Health Group, Inc.	$(8,585)	$(188,230)	$31,244
Net loss attributable to non-controlling interests	(3,479)	(2,419)	(340)
Benefit from income taxes	(6,516)	(27,857)	(7,441)
Interest (income) expense, net	(542)	1,070	1,917
Depreciation and amortization	4,571	2,464	1,843
Stock-based compensation	67,359	253,531	484
Other expenses(1)	8,044	2,818	1,665
Adjusted EBITDA	$60,852	$41,377	$29,372

(1) Other expenses include employer taxes on equity vesting/exercises, legal, severance and certain non-recurring costs. Employer taxes on equity vesting/exercises of $3.2 million for the year ended December 31, 2022.

Components of Results of Operations
Revenue
As noted above under “Our Revenue,” revenue is earned in three main categories: FFS revenue, VBC revenue and other revenue.
Operating Expenses
Provider expenses
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
Results of Operations
Comparison of the Years Ended December 31, 2022 and 2021
The following table sets forth our consolidated statements of operations data for the years ended December 31, 2022 and 2021.

	For the Years Ended December 31,
	2022	2021	Change ($)	Change (%)
(in thousands)
Revenue	$1,356,660	$966,220	$390,440	40.4%
Operating expenses:
Provider expense	1,051,040	727,827	323,213	44.4%
Cost of platform	170,838	174,731	(3,893)	(2.2)%
Sales and marketing	19,741	22,750	(3,009)	(13.2)%
General and administrative	129,592	255,884	(126,292)	(49.4)%
Depreciation and amortization	4,571	2,464	2,107	85.5%
Total operating expenses	1,375,782	1,183,656	192,126	16.2%
Operating loss	(19,122)	(217,436)	198,314	(91.2)%
Interest (income) expense, net	(542)	1,070	(1,612)	(150.7)%
Loss before benefit from income taxes	(18,580)	(218,506)	199,926	(91.5)%
Benefit from income taxes	(6,516)	(27,857)	21,341	(76.6)%
Net loss	(12,064)	(190,649)	178,585	(93.7)%
Less: Loss attributable to non-controlling interests	(3,479)	(2,419)	(1,060)	43.8%
Net loss attributable to Privia Health Group, Inc.	$(8,585)	$(188,230)	$179,645	(95.4)%
Revenue
The following table presents our revenues disaggregated by source:

	For the Years Ended December 31,
(Dollars in Thousands)	2022	2021	Change ($)	Change (%)
FFS-patient care	$869,165	$772,482	$96,683	12.5%
FFS-administrative services	94,929	68,805	26,124	38.0%
Capitated revenue	218,463	—	218,463	—%
Shared savings	132,615	83,016	49,599	59.7%
Care management fees (PMPM)	35,541	36,503	(962)	(2.6)%
Other revenue	5,947	5,414	533	9.8%
Total Revenue	$1,356,660	$966,220	$390,440	40.4%
Revenue was $1.36 billion for the year ended December 31, 2022, an increase from $966.2 million for the year ended December 31, 2021. Key drivers of this revenue growth were the addition of capitated revenue in 2022 of $218.5 million, FFS–patient care revenue, which increased $96.7 million, shared savings revenue, which increased $49.6 million and FFS-administrative services which increased $26.1 million. Revenue increases were partially offset by a decrease in care management fee, which decreased $1.0 million as some care management fee revenue was replaced by capitated revenue.
Growth in FFS-patient care revenue and FFS-administrative services was primarily attributed to an increase in visit volumes as COVID-19 restrictions were lifted in certain states as well as the addition of new providers and the new markets of California and West Texas, which were part of Privia for the full year in 2022. Capitated revenue growth is due to the commencement of at-risk capitation arrangements during the first quarter of 2022 resulting in an increase in revenue of $218.5 million. Shared savings growth was primarily due to more Attributed Lives in Medicare programs as well as continued strong estimated performance in our value based care programs.

Operating Expenses

	For the Years Ended December 31,
(Dollars in Thousands)	2022	2021	Change ($)	Change (%)
Operating Expenses:
Provider expense	$1,051,040	$727,827	$323,213	44.4%
Cost of platform	170,838	174,731	(3,893)	(2.2)%
Sales and marketing	19,741	22,750	(3,009)	(13.2)%
General and administrative	129,592	255,884	(126,292)	(49.4)%
Depreciation and amortization expense	4,571	2,464	2,107	85.5%
Total operating expenses	$1,375,782	$1,183,656	$192,126	16.2%
Provider expenses
Provider expenses were $1.05 billion for the year ended December 31, 2022, an increase from $727.8 million during the same period in 2021. This increase was driven primarily by the commencement of at-risk capitation arrangements during the first quarter of 2022 and higher FFS-patient care revenue and growth in Implemented Providers.
Cost of platform
Cost of platform expenses were $170.8 million for the year ended December 31, 2022, a decrease from $174.7 million during the same period in 2021. The decrease was primarily driven by the reduction of $30.1 million in stock-based compensation expense primarily related to the modification of vesting terms of options in connection with the Company’s IPO during the year ended December 31, 2021, partially offset by an increase in salaries and benefits of $16.4 million related to continued growth, and an increase in EMR and platform technology costs of $6.2 million driven by an increase in FFS claims and an increase in consulting costs of $1.8 million due to continued growth and market expansion, and various other immaterial expenses related to growth and market expansion.
Sales and marketing
Sales and marketing expenses were $19.7 million for the year ended December 31, 2022, a decrease from $22.7 million during the same period in 2021. The decrease was driven by the reduction of $6.2 million in stock-based compensation primarily related to the modification of vesting terms of options in connection with the Company’s IPO during the year ended December 31, 2021, partially offset by an increase in salaries and benefits of $2.1 million.
General and administrative
General and administrative expenses were $129.6 million for the year ended December 31, 2022, a decrease from $255.9 million during the same period in 2021. This decrease was primarily driven by the reduction of $149.8 million in stock-based compensation expense primarily related to the modification of vesting terms of options in connection with the Company’s IPO during the year ended December 31, 2021, partially offset by an increase in compensation and benefits of $11.3 million, which includes $2.4 million of employer taxes on equity vesting/exercises, an increase in professional services of $5.1 million related to additional consulting services for audit, tax and SOX compliance and various other immaterial expenses.
Depreciation and amortization expense
Depreciation and amortization expenses were $4.6 million for the year ended December 31, 2022, an increase from $2.5 million during the same period in 2021. This increase was primarily driven by amortization of intangible assets related to the acquisition of BASS Privia Management Company of California, LLC (“BPMC”) and Privia Medical Group West Texas, PLLC, formerly known as Abilene Diagnostic Clinic, PLLC (“PMG West Texas” or “WTX Friendly Medical Group”) during the fourth quarter of 2021.
Interest (income) expense, net
Interest income was $0.5 million for the year ended December 31, 2022, compared to interest expense of $1.1 million during the same period in 2021. This change was primarily the result of the repayment of the Term Loan Facility at the end of June 2022 and the increase in the rate of interest earned on cash in our bank accounts in 2022.
Benefit from income taxes
The benefit from income taxes of $6.5 million for the year ended December 31, 2022 decreased from $27.9 million during the same period in 2021. The benefit for the year ended December 31, 2022 is primarily the result of the pre-tax loss and windfall tax deductions related to the exercise of the stock options and vesting of RSUs partially offset by the non-deductible stock-based compensation expense..
Net loss attributable to non-controlling interests
Net loss attributable to non-controlling interests was $3.5 million for the year ended December 31, 2022, an increase from $2.4 million during the same period in 2021. This change was primarily related to investments in new joint venture markets.

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
Growth in FFS-patient care revenue and FFS-administrative services were primarily attributed to an increase in visit volumes as COVID-19 restrictions are lifted in certain states as well as the addition of new providers. Care management fee (PMPM) growth was due mainly to an increase in the total number of VBC contracts that include the payment of care management fees and an increase in Attributed Lives. Shared savings growth was primarily due to more Attributed Lives in government programs as well as performance realized in those programs that was greater than previously estimated. The decrease in other revenue was primarily driven by a decrease in grant funds received as part of the CARES Act Provider Relief Fund.

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

Liquidity and Capital Resources
General
To date, we have financed our operations principally through sale of our equity, payments received from various payers and through borrowings under the Credit Facilities. As of December 31, 2022, we had cash and cash equivalents of $348.0 million. We received $211.0 million of net proceeds from the Company’s IPO and Anthem private placement on May 3, 2021. Our cash and cash equivalents primarily consist of highly liquid investments in money market funds and cash.
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
Indebtedness
See Note 9 “Note Payable” for discussion on our Credit Facilities.
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
The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated.

	For the Years Ended December 31,
	2022	2021	2020
(in thousands)
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$47,196	$55,058	$38,891
Net cash used in investing activities	(104)	(32,775)	(380)
Net cash (used in) provided by financing activities	(19,677)	213,661	(767)
Net increase in cash and cash equivalents	$27,415	$235,944	$37,744
Operating Activities
Net cash provided by operating activities was $47.2 million for the year ended December 31, 2022 compared to $55.1 million for the same period in 2021. Significant changes impacting net cash provided by operating activities for the year ended December 31, 2022 compared to the same period in 2021 were as follows:
•Decrease in loss of $178.5 million from a loss of $(12.1) million during the year ended December 31, 2022 compared to loss of $(190.6) million during the year ended December 31, 2021, primarily driven by the recognition of stock-based compensation expense related to the modification of vesting terms of options in connection with the Company’s IPO during the year ended December 31, 2021 when compared to the recognition of stock-based compensation for the same period in 2022.
•An increase of $(72.2) million in accounts receivable, net, for the year ended December 31, 2022 compared to the same period in 2021 of $(14.6) million, an increase of $(57.6) million. The increase is primarily driven by the commencement of at-risk capitation arrangements during the year ended December 31, 2022 and an increase in FFS and VBC revenue.
•An increase of $67.7 million in provider liability for the year ended December 31, 2022 compared to an increase of $33.9 million during the same period in 2021, an increase of $33.8 million. The increase is primarily due to an increase in shared savings and the commencement of at-risk capitation arrangements during the year ended December 31, 2022, accounting for $28.6 million of the increase.
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
Investing Activities
Net cash used in investing activities was $0.1 million for the year ended December 31, 2022 compared to $32.8 million during the same period in 2021, primarily due to Privia investing in two new markets during the fourth quarter of 2021.
Net cash used in investing activities was $32.8 million for the year ended December 31, 2021 compared to $0.4 million during the same period in 2020, primarily due to Privia investing in two new markets during the fourth quarter of 2021.
Financing Activities
Net cash used in financing activities was $19.7 million for the year ended December 31, 2022 compared to net cash provided by financing activities of $213.7 million. This decrease primarily related to the receipt of the net proceeds from the Company’s IPO of $211.0 million during year ended December 31, 2021, and the use of cash to repay the Company’s Term Loan Facility during the year ended December 31, 2022, partially offset by the receipt of proceeds from stock options exercised of $13.4 million.
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
Contractual Obligations, Commitments and Contingencies
Operating Leases. The Company leases office space under various operating lease agreements. The initial terms of these leases range from 2 to 9 years and generally provide for periodic rent increases, renewal, and termination operations. Total rent expense under operating leases was $2.7 million, $2.1 million and $2.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Off Balance Sheet Obligations. We do not have any off-balance sheet arrangements as of December 31, 2022.
Commitments and Contingencies. See Note 14 “Commitments and Contingencies” for further discussion on our commitments and contingencies.
Emerging Growth Company Status
Based on the aggregate worldwide market value of our shares of common stock held by our non-affiliate stockholders on June 30, 2022, as of December 31, 2022, we have become a “large-accelerated filer” and have lost emerging growth status for the year ended December 31, 2022. We are no longer exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended, and our independent registered public accounting firm will evaluate and report on the effectiveness of internal control over financial reporting.
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
FFS-patient care revenue is reported net of provisions for contractual allowances from third-party payers and patients. We have certain agreements with third-party payers that provide for reimbursement at amounts different from our standard billing rates. The differences between the estimated reimbursement rates and the standard billing rates are accounted for as contractual adjustments, which are deducted from gross revenue to arrive at FFS-patient care revenue. We determine our estimate of implicit price concessions based on our historical collection experience with classes of patients using a portfolio approach as a practical expedient to account for patient contracts as collective groups rather than individually. The financial statement effects of using this practical expedient are not materially different from an individual contract approach. Subsequent changes to the estimate of the transaction price (determined on a portfolio basis when applicable) are generally recorded as adjustments to revenue in the period of the change. For the years ended December 31, 2022, 2021, and 2020, changes in the Company’s estimates of implicit price concessions and contractual adjustments to expected payments for performance obligations satisfied in prior periods were not significant.
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
Administrative fees are reported at the amount that reflects the consideration to which the Company expects to be entitled in exchange for the provision of administration and management services to Non-Owned Medical Groups. In addition, certain of our MSAs include rebates to the customers in the event that certain conditions occur. The Company estimates the transaction price using the most likely amount methodology and amounts are included in the net transaction price to the extent that it is probable that a significant reversal will not occur once any uncertainty associated with the variable consideration is subsequently resolved. Rebates in the amount of $2.8 million have been recorded as of December 31, 2022. No rebates were recorded for years ended December 31, 2021 and 2020.
VBC revenue
The Company’s VBC business consists of its clinically integrated network and Accountable Care Organizations which bring together independent physician practices within our medical groups to focus on sharing data, improving care coordination, and collaborating on initiatives to improve outcomes and lower healthcare spending. The Company has contracts with the U.S. federal government and large payer organizations that are multi-year in nature typically ranging from three to five years and is earned as follows: (1) Capitated revenue (2) on a shared savings basis and (3) Care management fees on a per member per month basis.
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
Other Revenue
The remainder of our revenue is derived from leveraging our existing base of providers and patients to deliver value-oriented services such as concierge services, virtual visits, virtual scribes and coding, clinical trials, behavioral health management, and partnerships with self-insured employers to offer direct primary care to their employees. CARES Act funds received have been recorded within other revenue on the statement of operations through December 31, 2021. No funds were received from the CARES Act for the year ended December 31, 2022.
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
Stock-Based Compensation
The Company accounts for share-based compensation in accordance with the expense recognition provisions of ASC 718, Compensation–Stock Compensation (“ASC 718”), which requires the issuer to recognize compensation expense for all share-based payments made to employees based on the fair value of the share-based payment at the date of grant. Up until April 2021,the estimated fair value of share-based payments granted to the Company’s employees was determined using the Monte-Carlo option pricing model, which requires inputs based on certain subjective assumptions, including expected term of the option, expected stock price volatility, the risk free interest rate for a period that approximates the expected term of the option and the Company’s expected dividend yield (See Note 11 “Stockholders’ Equity”). The share-based payments granted or modified prior to April 2021 to employees of the Company do not have quoted market prices, and changes in subjective input assumptions can materially affect the fair value estimate. Since April 2021, the Company has estimated the fair value of the options granted to Company’s employees and contractors using the Black-Scholes option-pricing model. Option valuation models require several inputs, such as the expected stock price volatility, the fair value of the stock, the risk free rate, the expected term of the award and the dividend yield. The Company records share-based compensation forfeitures as a reversal of previously recognized compensation expense as the forfeitures occur. For additional details refer to Note 11 “Stockholder Equity.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes.
Interest Rate Risk
Our primary market risk exposure is rising interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. Our Credit Agreement bears interest at a floating rate equal to the lesser of LIBOR plus 1.5% or ABR plus 0.5%. As of December 31, 2022, we had no outstanding debt under the Credit Agreement.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022. In assessing the effectiveness of our internal control over financial reporting, our management used the framework established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which can be found under Part IV of this Annual Report on Form 10-K.
Changes to our Internal Controls over Financial Reporting
There were no changes made to the Company’s internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Inherent Limitation on the Effectiveness of Controls
The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.
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
The information required by this item will be set forth in the definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after December 31, 2022 (the “Proxy Statement”) and is incorporated into this Annual Report on Form 10-K by reference.
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
2.Financial Statement Schedules
See Schedule II—Valuation and Qualifying Accounts for each of the three years ended December 31, 2022, 2021, and 2020 appearing on page F-25 of this report.
(b)Exhibits
The exhibits listed in the following “Exhibit Index” are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K

ITEM 15. EXHIBITS

Exhibit Number	Description	Form	Exhibit	File No.	Filing Date	Filed Herewith

3.1+	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 (File No. 333-255086), filed with the SEC on April 7, 2021)	S-1	3.1	333-255086	04/07/2021

3.2+	Second Amended and Restated Bylaws of Privia Health Group, Inc., adopted and in effect as November 9, 2022	8-K	5.03	221-377709	11/10/2022

4.1+	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-1 (File No. 333-255086), filed with the SEC on April 7, 2021)	S-1	4.1	333-255086	04/07/2021

4.2+	Description of Capital Stock	10-K	4.2	227-68304	03/25/2022

10.1+§	2021 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1 (File No. 333-255086), filed with the SEC on April 7, 2021)	S-1	10.1	333-255086	04/07/2021

10.2+§	Employment Agreement between Privia Health Group, Inc. and Shawn Morris, dated April 13, 2018 (incorporated herein by reference to Exhibit 10.2 to the registrant’s Registration Statement on Form S-1 (File No. 333-255086), filed with the SEC on April 7, 2021)	S-1	10.2	333-255086	04/07/2021

10.3+§	Employment Agreement first amendment between Privia Health Group, Inc. and Shawn Morris, dated April 23, 2019	10-Q	10.1	221-155713	08/11/2022

10.4+§	Employment Agreement second amendment between Privia Health Group, Inc. and Shawn Morris, dated April 1, 2020	10-Q	10.2	221-155713	08/11/2022

10.5+§	Employment Agreement third amendment between Privia Health Group, Inc. and Shawn Morris, dated August 10, 2022	10-Q	10.3	221-155713	08/11/2022

10.6+§	Employment Agreement between Privia Health Group, Inc. and Parth Mehrotra, dated January 1, 2018 (incorporated herein by reference to Exhibit 10.3 to the registrant’s Registration Statement on Form S-1 (File No. 333-255086), filed with the SEC on April 7, 2021)	S-1	10.3	333-255086	04/07/2021

10.7+§	Employment Agreement first amendment between Privia Health Group, Inc. and Parth Mehrotra, dated April 1, 2020	10-Q	10.4	221-155713	08/11/2022

10.8+§	Annual Merit Increase and Bonus Payment Memo for Parth Mehrotra dated March 12, 2021	10-K	10.4	227-68304	03/25/2022

10.9+§	Employment Agreement second amendment between Privia Health Group, Inc. and Parth Mehrotra, dated April 16, 2021	10-Q	10.5	221-155713	08/11/2022

10.10+§	Employment Agreement third amendment between Privia Health Group, Inc. and Parth Mehrotra, dated August 10, 2022	10-Q	10.6	221-155713	08/11/2022

10.11+§
Employment Agreement between Privia Health Group, Inc. and Thomas Bartrum, dated February 25, 2019 (incorporated herein by reference to Exhibit 10.4 to the registrant’s Registration Statement on Form S-1 (File No. 333-255086), filed with the SEC on April 7, 2021)
		S-1	10.4+	333-255086	04/07/2021

10.12+§	Employment Agreement, between Privia Health Group, Inc. and David Mountcastle dated as of March 21, 2022.	8-K	10.2	001-40365	03/22/2022

10.13+§	Employment Agreement first amendment between Privia Health Group, Inc. and David Mountcastle, dated August 10, 2022	10-Q	10.7	221-155713	08/11/2022

10.14+§	Employment Agreement first amendment between Privia Health Group, Inc. and Thomas Bartrum, dated April 1, 2020	10-K	10.6	227-68304	03/25/2022

10.15+§	Employment Agreement second amendment between Privia Health Group, Inc. and Thomas Bartrum, dated April 16, 2021	10-K	10.7	227-68304	03/25/2022

10.15+§	Employment Agreement third amendment between Privia Health Group, Inc. and Thomas Bartrum, dated March 24, 2022	10-K	10.8	227-68304	03/25/2022

10.16+§	Employment Agreement fourth amendment between Privia Health Group, Inc. and Thomas Bartrum, dated August 10, 2022	10-Q	10.8	221-155713	08/11/2022

10.17+§	Employment Agreement, between Privia Health Group, Inc. and Jeffrey S. Sherman dated as of January 2, 2022,(incorporated herein by reference to Exhibit 10.1 to 8-K (File No. 001-40365), filed with the SEC on January 6, 2022)	8-K	10.1	001-40365	01/06/2022

10.18+§	Separation and Release of Claims Agreement, dated as of March 21, 2022, between the Company and Jeffrey S. Sherman.	8-K	10.1	001-40365	03/22/2022

10.19+	Form of Shareholder Rights Agreement between Privia Health Group, Inc. and the other signatories party thereto	8-K	10.2+	001-40365	05/03/2021

10.20+	Form of Registration Rights Agreement between Privia Health Group, Inc. and the other signatories party thereto	8-K	10.1+	001-40365	05/03/2021

10.21+§	Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.7 to the registrant’s Registration Statement on Form S-1 (File No. 333-255086), filed with the SEC on April 22, 2021)	S-1	10.7+	333-255086	04/22/2021

10.22+§
Form of 2021 Omnibus Plan Restricted Stock Unit Award for Employees (incorporated herein by reference to Exhibit 10.8 to the registrant’s Registration Statement on Form S-1 (File No. 333-255086), filed with the SEC on April 22, 2021)
		S-1	10.8+	333-255086	04/22/2021

10.23+§
Form of 2021 Omnibus Plan Restricted Stock Unit Award for Non-Employee Directors (incorporated herein by reference to Exhibit 10.9 to the registrant’s Registration Statement on Form S-1 (File No. 333-255086), filed with the SEC on April 22, 2021)
		S-1	10.9+	333-255086	04/22/2021

10.24+§	Form of 2021 Omnibus Plan Stock Option Award (incorporated herein by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 (File No. 333-255086), filed with the SEC on April 22, 2021)	S-1	10.1	333-255086	04/22/2021

10.25+§	Amendment No. 1 to the Registration Rights Agreement between Privia Health Group, Inc. and the other signatories party thereto dated October 29, 2021	10-Q	10.11	211-388036	11/08/2021

10.26 +	Assumption Agreement and Third Amendment to the Credit Agreement, dated August 27, 2021, by and among Privia Health Group, Inc., as parent guarantor, Privia Health, LLC, as the borrower, certain other subsidiaries of Privia Health Group, Inc., as guarantors, Silicon Valley Bank, as administrative agent and collateral agent, and the several lenders from time to time party thereto (including conformed copy of the Credit Agreement attached as Exhibit B thereto).	8-K	10.1	211-221127	08/30/2021

10.27+§	Second Amended and Restated PH Group Parent Corp. Stock Option Plan	S-8	99.2	333-255598	04/29/2021

10.28+§	Form of Non-Qualified Stock Option Agreement under the Second Amended and Restated PH Group Parent Corp. Stock Option Plan	S-8	99.3	333-255598	04/29/2021

10.29+§	Form of Amendment to Non-Qualified Stock Option Agreement under Second Amended and Restated PH Group Parent Corp. Stock Option Plan	S-8	99.4	333-255598	04/29/2021

10.23+§	Notice of Modification of Option Agreement	10-K	10.23	227-68304	03/25/2022

21.1	Subsidiaries of the registrant					X

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.					X

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.					X

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herewith.					X

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, filed herewith.					X

101.INS	XBRL Instance Document **					X

101.SCH	XBRL Taxonomy Schema **					X

101.CAL	XBRL Taxonomy Definition **					X

101.DEF	XBRL Taxonomy Calculation **					X

101.LAB	XBRL Taxonomy Labels **					X

101.PRE	XBRL Taxonomy Presentation **					X
+    Previously filed
*    The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

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

Privia Health Group, Inc.

Date:	March 1, 2023	By:	/s/ Shawn Morris
Name: Shawn Morris
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shawn Morris	Chief Executive Officer and Director (principal executive officer)	March 1, 2023
Shawn Morris

/s/ David Mountcastle	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 1, 2023
David Mountcastle

/s/ Jeff Bernstein	Director	March 1, 2023
Jeff Bernstein

/s/ Nancy Cocozza	Director	March 1, 2023
Nancy Cocozza

/s/ David King	Director	March 1, 2023
David King

/s/ Patricia Maryland	Director	March 1, 2023
Patricia Maryland

/s/ Thomas McCarthy	Director	March 1, 2023
Thomas McCarthy

/s/ Jaewon Ryu	Director	March 1, 2023
Jaewon Ryu, M.D.

/s/ William M. Sullivan	Director	March 1, 2023
William M. Sullivan

/s/ Will Sherrill	Director	March 1, 2023
Will Sherrill

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Privia Health Group, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Privia Health Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Valuation of Fee for Service Patient Care Accounts Receivable
As described in Notes 1 and 2 to the consolidated financial statements, substantially all of the Company’s accounts receivable relate to providing healthcare services to patients whose costs are primarily paid by federal and state governmental authorities or commercial insurance companies. The fee for service patient care (FFS patient care) receivable makes up a significant portion of the Company’s consolidated net account receivable balance of $189.6 million as of December 31, 2022. FFS patient care revenue is primarily generated from third-party payers with which management has established contractual billing arrangements and is reported net of provisions for contractual allowances from third-party payers and patients. Management reports accounts receivable at an amount equal to the consideration the Company expects to receive in exchange for providing healthcare services to patients, which is estimated using historical reimbursement rates and an analysis of past experience to estimate potential adjustments. The principal considerations for our determination that performing procedures relating to the valuation of FFS patient care accounts receivable is a critical audit matter are (i) the significant judgment by management in developing the estimated value of FFS patient care accounts receivable and (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to adjustments based on historical reimbursement rates and analysis of past experience.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of FFS patient care accounts receivable, including controls over management’s valuation method, assumptions and data used to develop the estimated value of FFS patient care accounts receivable. These procedures included, among others, (i) evaluating management’s process for developing the estimated value of FFS patient care accounts receivable, (ii) evaluating the appropriateness of management’s historical reimbursement rates and analysis of past experience to estimate potential adjustments, (iii) testing the completeness and accuracy of the underlying billing and reimbursement data used by management to estimate potential adjustments, and (iv) evaluating the historical accuracy of management’s process for developing the estimate of the value FFS patient care accounts receivable by (a) testing, on a sample basis, the accuracy of revenue transactions and cash collections from the historical billing and reimbursement data used in management’s analysis and (b) comparing actual cash collections to the previously recorded FFS patient care accounts receivable balance as of the prior quarter balance sheet date.
Provider Liability for Unpaid Medical Claims Under At-Risk Capitation Arrangements
As described in Note 7 to the consolidated financial statements, the Company’s provider liability for unpaid medical claims under at-risk capitation arrangements was $28.6 million as of December 31, 2022. Provider liability estimates are developed using actuarial models commonly used by health insurance actuaries that include a number of factors and assumptions including medical service utilization trends, changes in membership, observed medical cost trends, historical claim payment patterns and other factors. Each period, management re-examines previously established provider liability estimates based on actual claim submissions and other changes in facts and circumstances. As more complete claims information becomes available, management adjusts its estimates and recognizes those changes in estimates in the period in which the change is identified. The estimated liability for unpaid medical claims is included in provider liability on the consolidated balance sheet.
The principal considerations for our determination that performing procedures relating to the provider liability for unpaid medical claims liability under at-risk capitation arrangements is a critical audit matter are (i) the significant judgment by management when developing the estimate of provider liability for unpaid medical claims under at-risk capitation arrangements, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to changes in membership and observed medical cost trends, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s valuation of the provider liability for unpaid medical claims under at-risk capitation arrangements. These procedures also included, among others, (i) testing the completeness and accuracy of the underlying data used by management and (ii) the involvement of professionals with specialized skill and knowledge to assist in (a) testing management’s process for developing the estimate of the unpaid medical claims liability, (b) evaluating the appropriateness of management’s actuarial methodologies, and (c) evaluating the reasonableness of management’s significant assumptions related to changes in membership and observed medical cost trends.

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland
March 1, 2023
We have served as the Company’s auditor since 2020, which includes periods before the Company became subject to SEC reporting requirements.

Privia Health Group, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$347,992	$320,577
Accounts receivable	189,604	117,402
Prepaid expenses and other current assets	14,366	8,697
Total current assets	551,962	446,676
Non-current assets:
Property and equipment, net	3,386	4,502
Right-of-use asset	8,089	9,634
Intangible assets, net	57,387	59,738
Goodwill	126,938	127,938
Deferred tax asset	40,368	33,364
Other non-current assets	4,683	4,521
Total non-current assets	240,851	239,697
Total assets	$792,813	$686,373

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$52,837	$45,985
Provider liability	208,424	140,708
Current portion of note payable	—	875
Operating lease liabilities, current	3,013	2,893
Total current liabilities	264,274	190,461
Non-current liabilities:
Note payable, net of current portion	—	31,688
Operating lease liabilities, non-current	8,490	11,043
Other non-current liabilities	1,000	3,000
Total non-current liabilities	9,490	45,731
Total liabilities	273,764	236,192
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.01 par value, 1,000,000,000 and 1,000,000,000 shares authorized; 114,690,808 and 107,837,741 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	1,148	1,078
Additional paid-in capital	714,639	633,902
Accumulated deficit	(216,693)	(208,108)
Total Privia Health Group, Inc. stockholders’ equity	499,094	426,872
Non-controlling interest	19,955	23,309
Total stockholders’ equity	519,049	450,181
Total liabilities and stockholders’ equity	$792,813	$686,373
The accompanying notes are an integral part of these consolidated financial statements.

Privia Health Group, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	For the Years Ended December 31,
	2022	2021	2020

Revenue	$1,356,660	$966,220	$817,075

Operating expenses:
Provider expense	1,051,040	727,827	629,487
Cost of platform	170,838	174,731	105,006
Sales and marketing	19,741	22,750	11,343
General and administrative	129,592	255,884	44,016
Depreciation and amortization	4,571	2,464	1,843
Total operating expenses	1,375,782	1,183,656	791,695
Operating (loss) income	(19,122)	(217,436)	25,380
Interest (income) expense, net	(542)	1,070	1,917
(Loss) income before benefit from income taxes	(18,580)	(218,506)	23,463
Benefit from income taxes	(6,516)	(27,857)	(7,441)
Net (loss) income	(12,064)	(190,649)	30,904
Less: Loss attributable to non-controlling interests	(3,479)	(2,419)	(340)
Net (loss) income attributable to Privia Health Group, Inc.	$(8,585)	$(188,230)	$31,244
Net (loss) income per share attributable to Privia Health Group, Inc. stockholders – basic and diluted	$(0.08)	$(1.83)	$0.33
Weighted average common shares outstanding – basic and diluted	110,695,266	102,952,370	95,950,062
The accompanying notes are an integral part of these consolidated financial statements.

Privia Health Group, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands except share amounts)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity attributable to Privia Health Group, Inc.	Non-controlling Interest	Total Stockholders’ Equity
Balance at January 1, 2020	95,931,549	$959	$160,375	$(51,122)	$110,212	$(2,756)	$107,456
Capital contribution	—	—	4,700	—	4,700	—	4,700
Stock option exercise	54,268	1	107	—	108	—	108
Share-based compensation expense	—	—	484	—	484	—	484
Net income	—	—	—	31,244	31,244	(340)	30,904
Balance at December 31, 2020	95,985,817	960	165,666	(19,878)	146,748	(3,096)	143,652
Issuance of common stock upon closing of initial public offering	9,725,000	97	210,897	—	210,994	—	210,994
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	2,126,924	21	3,808	—	3,829	—	3,829
Stock-based compensation expense	—	—	253,531	—	253,531	—	253,531
Contributed non-controlling interest	—	—	—	—	—	28,824	28,824
Net loss	—	—	—	(188,230)	(188,230)	(2,419)	(190,649)
Balance at Balance at December 31, 2021	107,837,741	1,078	633,902	(208,108)	426,872	23,309	450,181
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	6,853,067	70	13,378	—	13,448	—	13,448
Stock-based compensation expense	—	—	67,359	—	67,359	—	67,359
Contributed non-controlling interest	—	—	—	—	—	125	125
Net loss	—	—	—	(8,585)	(8,585)	(3,479)	(12,064)
Balance at December 31, 2022	114,690,808	$1,148	$714,639	$(216,693)	$499,094	$19,955	$519,049
The accompanying notes are an integral part of these consolidated financial statements.

Privia Health Group, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net (loss) income	$(12,064)	$(190,649)	$30,904
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	1,220	1,152	1,188
Amortization of intangibles	3,351	1,312	642
Amortization of debt issuance costs	687	157	134
Stock-based compensation	67,359	253,531	484
Deferred tax benefit	(7,004)	(28,411)	(7,834)
Changes in asset and liabilities:
Accounts receivable	(72,202)	(14,642)	(21,779)
Prepaid expenses and other current assets	(5,669)	(1,269)	(962)
Other non-current assets and right-of-use asset	1,383	(9,680)	1,194
Accounts payable and accrued expenses	6,852	1,262	9,706
Provider liability	67,716	33,897	24,542
Operating lease liabilities	(2,433)	13,936	—
Other long-term liabilities	(2,000)	(5,538)	672
Net cash provided by operating activities	47,196	55,058	38,891
Cash flows from investing activities
Purchases of property and equipment	(104)	(547)	(380)
Business acquisitions, net of cash acquired	—	(32,228)	—
Net cash used in investing activities	(104)	(32,775)	(380)
Cash flows from financing activities
Proceeds from initial public offering	—	223,685	—
Payments of underwriting fees, net of discounts and offering costs	—	(12,691)	—
Proceeds from non-controlling interest	125	—	—
Repayment of note payable	(33,250)	(875)	(875)
Proceeds from exercised stock options	13,448	3,829	108
Debt issuance costs	—	(287)	—
Proceeds from line of credit	—	—	10,000
Line of credit payments	—	—	(10,000)
Net cash (used in) provided by financing activities	(19,677)	213,661	(767)
Net increase in cash and cash equivalents	27,415	235,944	37,744
Cash and cash equivalents at beginning of period	320,577	84,633	46,889
Cash and cash equivalents at end of period	$347,992	$320,577	$84,633

Supplemental disclosure of cash flow information:
Interest paid	$713	$888	$1,928
Income taxes paid	$307	$504	$381

Conversion of notes payable to related parties to capital contribution	$—	$—	$4,700
The accompanying notes are an integral part of these consolidated financial statements.

Privia Health Group, Inc.
Notes to Consolidated Financial Statements
1.Organization and Summary of Significant Accounting Policies
Organization
Privia Health Group, Inc. (the “Company” “Privia”), became the sole shareholder of PH Group Holdings Corp. (“PH Holdings”) (formerly Brighton Health Services Holding Corporation) effective August 11, 2016. At the time, the Company was a wholly owned subsidiary of Brighton Health Group Holdings, LLC (“BHG Holdings”) (formerly MC Acquisition Holdings I, LLC, HoldCo).
The Company uses the same operational and financial model in each market. As of December 31, 2022, Privia operates in ten markets: 1) the Mid-Atlantic Region (states of Virginia, Maryland and the District of Columbia); 2) Georgia; 3) Gulf Coast Region (Houston, Texas); 4) North Texas (Dallas/Fort Worth, Texas); 5) West Texas (Abilene, Texas); 6) Central Florida; 7) Tennessee 8) California, 9) Montana and 10) North Carolina.
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
The Company does not own any Affiliated Practice, nor does the Company have risk of loss related to the Affiliated Practices; rather, they are typically owned by certain Privia Physicians. The Company’s ownership varies by state, creating three types of medical groups: Owned Medical Groups, Non-Owned Medical Groups and Friendly Medical Groups (which are also Non-Owned Medical Groups). The Company majority owns Owned Medical Groups in those markets where medical group ownership is allowed with Privia Physicians owning, in the aggregate, the minority interest in the medical group. In other markets where state regulations do not allow the Company to own the medical group, the Companies “Non-Owned Medical Groups” are either (a) 100% owned by the Privia Physicians or (b) majority owned, indirectly through a professional entity (“Nominee PC”), by a licensed physician holding a Privia leadership position (such physician leader, a “Nominee Physician” and each such Non-Owned Medical Group owned in this manner, a “Friendly Medical Group”). Currently, the Company has Friendly Medical Groups only in the Tennessee and West Texas. The Company has entered into a restriction agreement with each of its Nominee Physicians and their respective Nominee PCs, which provides the Company the right to direct the transfer of each Nominee PC’s ownership in the Friendly Medical Groups to other licensed physicians, among other matters. Owned Medical Groups and Friendly Medical Groups are consolidated into the Company, while Non-Owned Medical Groups are not. For Non-Owned Medical Groups and Friendly Medical Groups, please refer to the discussion of “Variable Interest Entities” for further discussion.
The Company also forms local management companies to provide administrative and management services (“MSOs”) to the medical groups through a Management Services Agreement (“MSA”) in each market. The Company owns 100% of all MSOs, except four where the Company is at least the majority owner.
Within each market, Privia has three different sources of revenue: 1) Fee-for-service (“FFS”) revenue consisting of: a) FFS-patient care revenue which is primarily earned through Owned Medical Groups and b) FFS-administrative services revenue which is primarily earned by owned MSOs from Non-Owned Medical Groups through the MSAs; 2) VBC revenue consisting of: a) Capitated revenue, b) shared savings and c) care management fees (“PMPM”) all of which are primarily earned through Company-owned Accountable Care Organizations (“ACOs”) in each market ; and 3) Other revenue which is earned from services provided to patients of both Owned and Non-Owned Medical Groups and CARES Act funds received.
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
Basis of Presentation
The consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (“GAAP”) and include the accounts of the Company and its subsidiaries. Amounts shown on the consolidated statements of operations within the operating expense categories of provider expense, cost of platform, selling and marketing, and general and administrative are recorded exclusive of depreciation and amortization.
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
The characteristics of both (a) and (b) do not exist and as such the Non-Owned Medical Groups do not represent VIEs. Accordingly, the Company has not consolidated the financial position, results of operations or cash flows of the Non-Owned Medical Groups that are affiliated with the Company by means of a service agreement for the years ended December 31, 2022, 2021 and 2020. Each time that it enters into a new service agreement or enters into a material amendment to an existing service agreement, the Company considers whether the terms of that agreement or amendment would change the elements it considers in accordance with the VIE guidance. The same analysis was performed for the Affiliated Practices of Owned Medical Groups, which have contractual relationships with Privia through the SSA, and the Company determined they do not represent VIEs as they do not meet the criteria in ASC 810 for similar reasons outlined above.
The Company, however, does meet the criteria for consolidation of the Nominee PCs and the Friendly Medical Groups based on the discussion above.
In February 2022, the Company announced a partnership with Surgery Partners, Inc. for Privia Health to enter the State of Montana with Great Falls Clinic, a multi-specialty practice with approximately 65 providers spanning 24 specialties. Privia is the majority owner of Privia Management Company Montana, LLC (“PMC-MT”), which provides performance operations services and technology capabilities to Great Falls Clinic as well as to new providers in Montana who join the Privia Platform. The Company performed the analysis as noted above and determined that PMC-MT does not represent a VIE as it does not meet the criteria in ASC 810 but given that Privia owns 75% of the voting interest in the entity, the entity is consolidated as a result.
On November 3, 2022, the Company announced a joint venture and strategic partnership with Novant Health Enterprises, a division of
Novant Health, to launch Privia Medical Group – North Carolina for independent providers throughout North Carolina. Privia is the majority owner of Privia Management Company North Carolina, LLC (“PMC-NC”), which provides performance operation services and technology capabilities to Great Falls Clinic as well as to new providers in Montana who join the Privia Platform. The Company performed an analysis as noted above and determined that PMC-NC does not represent a VIE as it does not meet the criteria in ASC 810 but given that Privia owns 51% of the voting interest in the entity, the entity is consolidated as a result.
The aggregated carrying value of the current VIE assets and liabilities included in the consolidated balance sheets after elimination of intercompany transactions and balances were $1.4 million and $1.4 million, respectively, as of December 31, 2022 and $4.2 million and $4.2 million respectively, as of December 31. 2021. Total revenues and operating expenses were $34.9 million and $34.9 million, respectively, as of December 31, 2022, and $5.8 million and $5.8 million, respectively, as of December 31, 2021.
Emerging Growth Company Status
Based on the aggregate worldwide market value of the Company shares of common stock held by the Company’s non-affiliate stockholders on June 30, 2022, as of December 31, 2022, the Company has become a“large-accelerated filer” and have lost emerging growth status for the year ended December 31, 2022.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure. On an on-going basis the Company evaluates significant estimates and assumptions, including, but not limited to, revenue recognition, stock-based compensation, estimated useful lives of assets, intangible assets subject to amortization, and the computation of income taxes. Future events and their effects cannot be predicted with certainty; accordingly, the Company’s accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the financial statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as the Company’s operating environment changes. Management evaluates and updates assumptions and estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.
Operating Segments
The Company determined in accordance with ASC 280, Segment Reporting (“ASC 280”) that the Company operates in and reports as a single operating segment, and therefore one reporting segment – Privia Health Group, Inc. Refer to Note 17 “Segment Financial Information” for additional information concerning the Company’s services.
Coronavirus Aid, Relief and Economic Stimulus Act (“CARES Act”)
As the COVID-19 pandemic evolves, disruptions caused by the pandemic and recurring COVID-19 outbreaks, including outbreaks caused by different virus variants, could potentially impact the Company and its future results of operations, cash flows and financial position.
On March 27, 2020, the CARES Act was passed. It is intended to provide economic relief to individuals and businesses affected by the coronavirus pandemic. It also contains provisions related to healthcare providers’ operations and the issues caused by the coronavirus pandemic. The following are significant economic impacts for the Company and its subsidiaries as a result of specific provisions of the CARES Act for the year ended December 31, 2022 and 2021:
•The Company elected to defer its portion of Social Security taxes in 2020, which was repaid over two years as follows: 50% at the end of 2021 and 50% at the end of 2022; and
•The Company received $0.8 million and $13.3 million in grant funds from the Provider Relief Fund under the CARES Act during the year ended December 31, 2021 and 2020. The Company did not receive Provider Relief Fund under the CARES Act during the year ended December 31, 2022.
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
Property and Equipment, Net
Property and equipment consist of furniture and fixtures, leasehold improvements, and computer hardware and software and are stated at cost, with the exception of assets acquired through acquisitions, which are recorded at fair value, less accumulated depreciation and amortization. Depreciation is recognized on a straight-line method over the assets’ estimated useful lives, which for leasehold improvements are the lesser of the lease terms or the life of the asset, and three to seven years for other property and equipment. Property and equipment consisting of leasehold improvements, furniture, computers and office equipment.
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
Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Allocation of purchase consideration to identifiable assets and liabilities affects the Company’s amortization expense, as acquired finite-lived intangible assets are amortized over the useful life, whereas any indefinite lived intangible assets, including goodwill, are not amortized. During the measurement period, which is not to exceed one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. During the year ended December 31, 2021, Company completed several acquisitions to strengthen its current market share in existing markets or to expand into new markets. The consideration paid for each of the acquisitions was derived through arm’s length negotiations. Each of the Company’s acquisitions was accounted for using the acquisition method pursuant to the requirements of FASB ASC Topic 805, Business Combinations (“ASC 805”). The results of operations of the acquisitions have been included in the Company’s consolidated financial statements since their respective date of acquisition. For additional details, refer to Note 3 “Business Combinations.”
Impairment of Long-Lived Assets
Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss can be recognized in loss from operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss is based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2022 or 2021.
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
For the years ended December 31, 2022, 2021 and 2020, there was no impairment loss related to goodwill. For additional details, refer to Note 4 “Goodwill and Intangible Assets, Net.”
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
The Company reviews the carrying value of its finite-lived intangible assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. If these future undiscounted cash flows are less than the carrying value of the asset, then the carrying amount of the asset is written down to its fair value, based on the related estimated discounted future cash flows. The factors considered by management in performing this assessment include current operating results; trends and prospects; the manner in which the intangible assets are used; and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment was recorded for the years ended December 31, 2022, 2021 and 2020. For additional details, refer to Note 4 “Goodwill and Intangible Assets, Net.”
Debt Issuance Costs
Debt issuance costs represent costs incurred to issue the Company’s note payable and are recorded as a direct reduction to the Company’s note payable. These costs are amortized over the term of the applicable indebtedness using the effective interest method. Amortization is included in interest expense in the accompanying consolidated statements of operations.
Revenue Recognition
The Company derives revenues from the following three sources: (i) FFS revenue, (ii) VBC revenue and (iii) other revenue from additional services offered by Privia to its Privia Providers or directly to patients or employers. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps:
i.Identify the contract(s) with a customer;
ii.Identify the performance obligations in the contract;
iii.Determine the transaction price;
iv.Allocate the transaction price to the performance obligations in the contract; and
v.Recognize revenue as the entity satisfies a performance obligation.
FFS Revenue
FFS-patient care
The Company’s FFS-patient care revenue is primarily generated from providing healthcare services to patients. Providing medical services to patients represents the Company’s performance obligation under these third party payer agreements, and accordingly, the transaction price is allocated entirely to that one performance obligation. The Company recognize revenue as services are rendered and approved by the Privia Providers, which is typically a single day for each service. The Company receives payment for services from third party payers, as well as from patients who have health insurance, but are also financially responsible for some or all of the service in the form of co-pays, coinsurance or deductibles. Patients who do not have health insurance are required to pay for their services in full.
FFS-patient care revenue is reported net of provisions for contractual allowances from third-party payers and patients. The Company has certain agreements with third-party payers that provide for reimbursement at amounts different from the Company’s standard billing rates. The differences between the estimated reimbursement rates and the standard billing rates are accounted for as contractual adjustments, which are deducted from gross revenue to arrive at FFS-patient care revenue. The Company determines the Company’s estimate of implicit price concessions based on the Company’s historical collection experience with classes of patients using a portfolio approach as a practical expedient to account for patient contracts as collective groups rather than individually. The financial statement effects of using this practical expedient are not materially different from an individual contract approach. Subsequent changes to the estimate of the transaction price (determined on a portfolio basis when applicable) are generally recorded as adjustments to revenue in the period of the change. For the years ended December 31, 2022, 2021 and 2020, changes in the Company’s estimates of implicit price concessions, contractual adjustments, and expected payments for performance obligations satisfied in prior periods were not significant.
With respect to the Company’s treatment of revenue from Owned Medical Groups, it is necessary to assess whether the Company is the principal or the agent with respect to FFS-patient care revenue in light of the fact that healthcare services are furnished by Privia Providers rather than employees of the Owned Medical Groups. ASC 606-10-55-37A indicates that an entity is a principal if it obtains control of a right to a service to be performed by another party, which gives the entity the ability to direct that party to perform the services to the customer on the entity’s behalf. The Owned Medical Groups, which are each majority-owned and controlled by us, own the contractual relationships with the patients and the third party payers and they direct Privia Providers to perform healthcare services on the Company’s behalf. Although the Company is prohibited by law from interfering in the physician-patient relationship or making clinical care decisions, the Company Owned Medical Groups are responsible for the fulfillment of healthcare services to patients. Further, the Company employs Chief Medical Officers and Medical Directors who provide clinical oversight and direction over the clinical affairs of the Owned Medical Groups. In addition, the Owned Medical Group provides the care coordination activities, patient outreach and education activities, and sets quality standards for the Company’s Privia Providers. The Company also verifies that Privia Providers have the proper qualifications (e.g., correct licenses, certificates, etc.) for the Company Owned Medical Groups, for the Company and as a delegate on behalf of certain third-party payers. In addition to oversight of health care services, the Owned Medical Group is also the party primarily responsible for providing the services to patients and maintains discretion in establishing pricing for all services through agreements with patients and their insurance payers. The Owned Medical Groups negotiate and enter into provider agreements with third-party payer insurance companies, which outline the obligations of the Owned Medical Group and the third-party payers in connection with providing patient care services to covered patients. This includes setting the reimbursement rate for all services provided by the Owned Medical Groups.
In assessing who is the principal in providing the patient care services, the Company considered who controls the provision of patient care services. As a result of the Company’s oversight of Owned Medical Groups (including setting the expectations for the Owned Medical Group’s patients and the commercial payers’ expectations of the Owned Medical Groups) and the contractual relationships with patients and their third-party payers, the Company is the principal in these relationships.
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
Administrative fees are reported at the amount that reflects the consideration to which the Company expects to be entitled in exchange for the provision of administration and management services to the Non-Owned Medical Groups. In addition, certain of the Company’s MSAs include rebates to the customers in the event that certain conditions occur. The Company estimates the transaction price using the most likely amount methodology and amounts are included in the net transaction price to the extent that it is probable that a significant reversal will not occur once any uncertainty associated with the variable consideration is subsequently resolved. The Company reduces the amount of FFS – administrative services revenue by the amount of any rebates earned by its customers. Rebates $2.8 million have been recorded as of December 31, 2022. No rebates were recorded for years ended December 31, 2021 and 2020.

VBC Revenue
The Company’s VBC business consists of its clinically integrated network and ACOs which bring together independent physician practices within the Company medical groups to focus on sharing data, improving care coordination, and collaborating on initiatives to improve outcomes and lower healthcare spending. The Company has contracts with the U.S. federal government and large payer organizations that are multi-year in nature typically ranging from three to five years and is paid as follows: (1) Capitated revenue (2) on a shared savings basis and (3) Care management fees on a per member per month basis.
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
Neither the Company nor any of its affiliates are a registered insurance company as state law in the states in which the Company operate do not require such registration for risk bearing providers.
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
Care management
Under the per member per month (“PMPM”) basis, the Company is paid a PMPM rate for each covered individual who is attributed by the payer to the Company (“attributed members”). The Company records revenue in the month for which the PMPM rate applies and the member was attributed. The PMPM rate is based on a predetermined monthly contractual rate for each attributed member regardless of the volume of care coordination services provided under the contracts with the payers. The PMPM rate varies based on payer and product.
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
Other Revenue
The remainder of the Company’s revenue is derived from leveraging the Company’s existing base of providers and patients to deliver value-oriented services such as concierge services, virtual visits, virtual scribes and coding, clinical trials, behavioral health management, and partnerships with self-insured employers to offer direct primary care to their employees. CARES Act funds received have been recorded within other revenue on the statement of operation for the years ended December 31, 2021 and 2020. The Company received $0.8 million and $13.3 million in grant funds from the Provider Relief Fund under the CARES Act during the year ended December 31, 2021 and 2020. The Company did not receive Provider Relief Fund under the CARES Act during the year ended December 31, 2022.
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
Non-Controlling Interest
The non-controlling interest represents the equity interest of the non-controlling equity holders in results of operations of Complete MD Solutions LLC, Privia Management Services Organization (“PMSO”) and the Company’s Owned Medical Groups. The consolidated financial statements include all assets, liabilities, revenues, and expenses of less-than-100%-owned affiliates where the Company has a controlling financial interest. The Company has separately reflected net income attributable to the non-controlling interests in net income in the consolidated statements of operations.
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
At December 31, 2022, and 2021, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. As of December 31, 2022, the periods subject to examination by the Company’s major jurisdictions (federal and various states) are generally for the years December 31, 2019 through December 31, 2022.
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
Leases
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
Beginning January 1, 2021, the Company accounts for its leases in accordance with ASU 2016-2, Leases (Topic 842). The Company evaluates whether a contract is or contains a lease at the inception of the contract. Upon lease commencement, which is defined as the date on which a lessor makes the underlying asset available to the Company for use, the Company classifies the lease as either an operating or finance lease. The Company’s leases primarily consist of operating leases for office space in certain states in which the Company operates. The Company also has operating leases for equipment, which are not significant.
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
Cost of Platform
Cost of platform represents the direct costs the Company incurs to provide services to Privia Physicians and their practices. It includes third-party electronic medical records and practice management software expenses, employee-related expenses, including salaries and employee benefits costs, stock-based compensation, as well as consulting expenses, travel-related expenses and technology related expenses for the team. Cost of platform excludes depreciation and amortization expense. Third-party electronic medical records and practice management software expenses are paid on a percentage of revenue basis, while employee-related expenses are variable based on the number of employees used to service the Company’s implemented physicians.
Sales and Marketing
Sales and marketing expenses consist of employee-related expenses, including salaries, stock-based compensation, commissions, and employee benefits costs, for all of the Company’s employees, engaged in marketing, sales, community outreach, and sales support. These employee-related expenses capture all costs for both the Company’s field-based and corporate sales and marketing teams. Sales and marketing expenses also include central and community-based advertising to generate greater awareness, engagement, and retention among the Company’s current and prospective patients as well as the infrastructure required to support all of the Company’s marketing efforts.
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
Stock-Based Compensation
The Company accounts for share-based compensation in accordance with the expense recognition provisions of ASC 718, Compensation–Stock Compensation (“ASC 718”), which requires the issuer to recognize compensation expense for all share-based payments made to employees based on the fair value of the share-based payment at the date of grant. Up until April 2021,the estimated fair value of share-based payments granted to the Company’s employees was determined using the Monte-Carlo option pricing model, which requires inputs based on certain subjective assumptions, including expected term of the option, expected stock price volatility, the risk free interest rate for a period that approximates the expected term of the option and the Company’s expected dividend yield (See Note 11 “Stockholders’ Equity”). The share-based payments granted or modified prior to April 2021 to employees of the Company do not have quoted market prices, and changes in subjective input assumptions can materially affect the fair value estimate. Since April 2021, the Company has estimated the fair value of the options granted to Company’s employees and contractors using the Black-Scholes option-pricing model. Option valuation models require several inputs, such as the expected stock price volatility, the fair value of the stock, the risk free rate, the expected term of the award and the dividend yield. The Company records share-based compensation forfeitures as a reversal of previously recognized compensation expense as the forfeitures occur. For additional details refer to Note 11 “Stockholder Equity.”
Net (Loss) Income per Share Attributable to Common Stockholders
Basic net (loss) income per share attributable to common stockholders is calculated by dividing the net (loss) income attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period.
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
Recently Adopted Accounting Pronouncements
None.
Recently Issued Accounting Pronouncements Pending Adoption
None.

2. Revenue Recognition
The following table presents the Company’s revenues disaggregated by source:

	For the Years Ended December 31,
(Dollars in Thousands)	2022	2021	2020
FFS-patient care	$869,165	$772,482	$647,314
FFS-administrative services	94,929	68,805	58,278
Capitated revenue	218,463	—	—
Shared savings	132,615	83,016	66,414
Care management fees (PMPM)	35,541	36,503	26,766
Other revenue	5,947	5,414	18,303
Total Revenue	$1,356,660	$966,220	$817,075

Fee-for-service (“FFS”) patient care is primarily generated from third-party payers with which the Company has established contractual billing arrangements. The following table presents the approximate percentages by source of net revenue received for healthcare services the Company provided for the periods indicated:

	For the Years Ended December 31,
	2022	2021	2020
Commercial insurers	70%	69%	69%
Government payers	16%	17%	17%
Patient	14%	14%	14%
	100%	100%	100%
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
Contract Asset
The Company has the following contract assets:

(Dollars in Thousands)	December 31, 2022	December 31, 2021
Balances for contracts with customers
Accounts receivable	$189,604	$117,402

Remaining Performance Obligations
The Company does not disclose the value of the remaining performance obligations at the end of the reporting period or when the Company expects to recognize revenue. The Company has minimal unsatisfied performance obligations at the end of the reporting period as the Company’s patients typically are under no obligation to continue receiving services at the Company’s facilities.

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
The purchase price for the 2021 acquisitions were allocated as follows:

(Dollars in thousands)	Total Acquisitions for the Year Ended December 31, 2021
Cash paid, net of cash acquired	$32,228
Contingent payables	2,942
Total consideration	$35,170

Accounts receivable, lease receivable, prepaids, and other current assets	$4,735
Fixed assets	292
Accounts payable and other current liabilities assumed	(5,378)
Payer contract intangible	2,750
Physician network intangible	1,520
Management services agreement intangible	51,800
Goodwill	8,275
Fair value of non-controlling interests	(28,824)
Total acquired net assets	$35,170
The goodwill relating to these acquisitions are primarily attributable to synergies related to assembled workforce and operational and administrative synergies. Goodwill is measured as the excess of the consideration transferred over the fair value of assets acquired and liabilities assumed on the acquisition date.
There were no acquisitions during the year ended December 31, 2022.
4. Goodwill and Intangible Assets, Net
For the purposes of the goodwill impairment assessment, the Company as a whole is considered to be the reporting unit. The Company recognizes the excess of the purchase price, plus the fair value of any non-controlling interests in the acquiree, over the fair value of identifiable net assets acquired as goodwill. The Company performs a qualitative assessment on goodwill at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. If it is determined in the qualitative assessment that the fair value of a reporting unit is more likely than not below its carrying amount, then the Company will perform a quantitative impairment test. The quantitative goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. Any excess in the carrying value of a reporting unit’s goodwill over its fair value is recognized as an impairment loss, limited to the total amount of goodwill allocated to that reporting unit. The Company’s carrying value of goodwill at December 31, 2022 and 2021 is $126.9 million and $127.9 million, respectively. No indicators of impairment were identified during the years ended December 31, 2022, 2021, and 2020.
During the fourth quarter of 2021, Privia entered into two new markets resulting in the recording of goodwill. The Company launched PMG West Texas (“WTX Friendly Medical Group”). Additionally, during the fourth quarter of 2021, the Company entered the

California market through the acquisition of BASS Privia Management Company of California, LLC (“BPMC”), the exclusive provider of management services to BASS Medical Group, Privia acquired 51% ownership in BPMC, which provides management and other administrative services to BASS Medical Group. During the year ended December 31, 2022 the Company recorded a measurement period adjustment to goodwill of $1.0 million in connection with these acquisitions. Goodwill of $8.3 million (net of the $1.0 million measurement period adjustment), which represented the excess of the purchase price over the fair value of the net assets acquired, was recognized in connection with the acquisitions during the year end December 31, 2021.
A summary of the Company’s intangible assets is as follows:

	December 31, 2022		December 31, 2021
(Dollars in thousands)	Intangible Assets	Accumulated Amortization	Intangible Assets	Accumulated Amortization
Trade names	$4,600	$1,917	$4,600	$1,689
Consumer customer relationships	2,500	2,083	2,500	1,835
PMG customer relationships	600	208	600	184
Management Service Agreement (Complete MD)	2,200	997	2,200	860
Physician network	1,520	127	1,520	26
Payer contracts	2,750	164	2,750	33
Management Service Agreement (BPMC)	51,800	3,087	50,800	605
	65,970	$8,583	64,970	$5,232
Less accumulated amortization	(8,583)		(5,232)
Intangible assets, net	$57,387		$59,738
The remaining weighted average life of all amortizable intangible assets is approximately 18 years at December 31, 2022.
Amortization expense for intangible assets was approximately $3.4 million for the year ended December 31, 2022, $1.3 million for the year ended December 31, 2021 and $0.6 million for the year ended December 31, 2020, respectively.
Estimated amortization expense for the Company’s intangible assets for the following five years is as follows:

(Dollars in Thousands)
2023	$3,341
2024	3,258
2025	3,091
2026	3,091
2027	3,091
Thereafter	41,515
Total	$57,387
5. Leases
The Company leases office space under various operating lease agreements. The initial terms of these leases range from 2 to 9 years and generally provide for periodic rent increases and renewal options.
The components of lease expense were as follows:

(Dollars in Thousands)	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Operating lease cost	$2,669	$2,116

Cash paid for amounts included in the measurement of lease liabilities - operating leases	$2,971	$2,316
Weighted-average remaining lease term - operating leases	4.4 Years	5.1 Years
Weighted-average discount rate - operating leases	3.0%	3.5%

New ROU assets recognized in exchange for new lease liabilities	$147	$—

The aggregate future lease payments for operating leases in the years subsequent to December 31, 2022 are as follows:

(Dollars in Thousands)
2023	$2,802
2024	3,047
2025	3,010
2026	2,173
2027	597
Thereafter	633
Total future lease payments	12,262
Imputed interest	(759)
Total	$11,503
6. Property and Equipment, Net
A summary of the Company’s property and equipment, net is as follows:

(Dollars in Thousands)	December 31, 2022	December 31, 2021
Furniture and fixtures	$1,402	$1,110
Computer equipment	1,657	1,864
Leasehold improvements	4,855	4,827
	7,914	7,801
Less accumulated depreciation and amortization	(4,528)	(3,299)
Property and equipment, net	$3,386	$4,502
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
Each period, the Company re-examines previously established provider liability estimates based on actual claim submissions and other changes in facts and circumstances. As more complete claims information becomes available, the Company adjusts its estimates and recognizes those changes in estimates in the period in which the change is identified. The difference between the estimated liability and the actual settlements of claims is recognized in the period in which the claims are settled. The Company’s physician and practice liability balance represents management’s best estimate of its liability for unpaid Provider expenses as of December 31, 2022. The Company uses judgment to determine the appropriate assumptions for developing the required estimates.

The Company’s liabilities for unpaid medical claims under at-risk capitation arrangements, which are included in Provider liability in the Company’s consolidated balance sheets, were as follows:

(Dollars in Thousands)
Balance at December 31, 2021	$—
Incurred health care costs:
Current year	218,199
Prior years	—
Total claim incurred	218,199
Claims paid:
Current year	(189,582)
Prior year	—
Total claims paid	(189,582)
Adjustments to other claims-related liabilities	—
Balance at December 31, 2022	$28,617
8. Account Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

(Dollars in Thousands)	December 31, 2022	December 31, 2021
Accounts payable	$6,731	$2,973
Accrued employee compensation and benefits	6,177	7,491
Bonuses payable	15,203	12,292
Other accrued expenses	24,726	23,229
Total accounts payable and accrued expenses	$52,837	$45,985
9. Note Payable
The Company’s Credit Facilities consists of the following:

(Dollars in Thousands)	December 31, 2022	December 31, 2021
Note payable	$—	$33,250
Less debt issuance costs	—	(687)
Less current portion	—	(875)
Note payable, net	$—	$31,688
On November 15, 2019, the Company entered into a Credit Agreement (the “Original Credit Agreement”) by and among Privia Health, LLC, as the borrower, PH Group Holdings Corp., as a guarantor, certain subsidiaries of Privia Health, LLC, as guarantors, Silicon Valley Bank, as administrative agent and collateral agent (the “Administrative Agent”), and the several lenders from time to time party thereto. The Original Credit Agreement provided for up to $35.0 million in term loans (the “Term Loan Facility”) that mature on November 15, 2024 with interest payable monthly at the lesser of LIBOR plus 2.0% or Alternate Base Rate (“ABR”) plus 1.0% payable monthly, plus up to an additional $10.0 million of financing (which was increased to $15.0 million in connection with the first amendment) in the form of a revolving loan (the “Revolving Loan Facility” and together with the Term Loan Facility, the “Credit Facilities”). The Revolving Loan Facility also includes a letter of credit sub-facility in the aggregate availability amount of $2.0 million and a swingline sub-facility in the aggregate availability amount of $2.0 million. The Company borrowed $35.0 million in term loans on November 15, 2019.
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
On June 24, 2022, the Company voluntarily prepaid the outstanding indebtedness under the Term Loan Facility. The Company’s prepayment to the lenders was approximately $33.1 million, including accrued interest. The Company did not incur any prepayment penalties in connection with the repayment of the term loan, which had a scheduled maturity of August 27, 2026. The prepayment was made with cash on hand. Pursuant to this repayment, the Company accelerated recognition of $0.6 million of expense related to the remaining unamortized debt issuance costs. Including this accelerated expense, amortization expense of approximately $0.7 million, $0.2 million and $0.1 million was recorded for the years ended December 31, 2022, 2021 and 2020, respectively. The Revolving Loan Facility remains in place and available to the Company. As of December 31, 2022 and 2021 there were no amounts outstanding under the Revolving Loan Facility.
Interest expense relating to the Credit Facilities was approximately $0.5 million, $1.1 million and $1.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Substantially all of the Company’s real and personal property serve as collateral under the above debt arrangements.
10. Income Taxes
The benefit from income taxes for years ending December 31, 2022, 2021 and 2020 are as follows:

	December 31,
(Dollars in Thousands)	2022	2021	2020
Current:
Federal	$—	$—	$—
State and Local	509	345	363
Total current	509	345	363

Deferred:
Federal	(5,478)	(23,650)	(6,440)
State and Local	(1,547)	(4,552)	(1,364)
Total deferred	(7,025)	(28,202)	(7,804)
Total benefit from incomes taxes	$(6,516)	$(27,857)	$(7,441)
Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and deferred tax liabilities as of December 31, 2022 and 2021 are as follows:

(Dollars in Thousands)	December 31, 2022	December 31, 2021
Deferred tax assets
Net operating loss carryforwards	$25,610	$10,911
Stock compensation	22,808	28,766
Lease liability	3,010	2,416
Other accruals	437	545
Total gross tax assets	51,865	42,638
Less: valuation allowance	—	—
Total deferred tax assets	51,865	42,638

Deferred tax liabilities
Fixed and intangible assets	(9,418)	(7,980)
Right-of-use asset	(2,079)	(1,294)
Total deferred tax liabilities	(11,497)	(9,274)
Deferred tax assets, net	$40,368	33,364

For the years ended December 31, 2022 and 2021, the Company completed an assessment of the likelihood of realizing all or some portion of its net deferred tax assets. Based on an analysis of the positive and negative evidence, the Company determined it was more likely than not that the Company will be in a position to realize the benefits of the deferred tax asset as a result of consistent profitability excluding non-recurring stock compensation charges in connection with the Company's IPO. As such, no valuation allowance was recorded in either year. As of December 31, 2022, the Company has generated federal and state net operating loss carryforwards of approximately $103.0 million and $77.2 million (post-apportioned state NOL) respectively, that begin to expire in 2034.
The following is a reconciliation of income tax computed at the U.S. federal statutory income tax rate to the benefit from income taxes:

	Amount			Percent
	December 31,			December 31,
(Dollars in Thousands)	2022	2021	2020	2022	2021	2020
Tax (benefit) provision computed at Federal statutory income tax rate	$(3,901)	$(45,806)	$4,927	21.0%	21.0%	21.0%
Stock compensation	(2,241)	21,399	—	12.1	(9.8)	—
State tax expense, net of Federal benefit	(707)	(4,280)	1,426	3.8	2.0	6.1
Change in valuation allowance	—	—	(13,710)	—	—	(58.4)
Rate change	(538)	10	(56)	2.9	—	(0.2)
Non-controlling interest	722	488	(58)	(3.9)	(0.2)	(0.2)
Other	149	332	30	(0.8)	(0.2)	0.1
Benefit from income taxes	$(6,516)	$(27,857)	$(7,441)	35.1%	12.8%	(31.6)%
The stock compensation impacting the income tax provision are primarily attributable to stock-based compensation expense that is not deductible under Section 162(m) offset by tax deductible stock based compensation.
The 2022, 2021, and 2020 federal and state income tax returns are within the statute of limitations (“SOL”) and are currently not under examination by any federal or state tax authority.
The Company assesses the uncertainty in its income tax positions to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For the tax position meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate settlement with the relevant taxing authority. As of December 31, 2022 and 2021, the Company had not recorded any reserves for uncertain tax positions or related interest and penalties.
11. Stockholders’ Equity
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
2021 Employee Stock Purchase Plan
In April 2021, the Company’s Board of Directors approved the Company’s 2021 Employee Stock Purchase Plan (“2021 ESPP”). The 2021 ESPP became effective upon the execution of the underwriting agreement for the Company’s IPO in April 2021. Per the Plan, shares may be newly issued shares, treasury shares or shares acquired on the open market. The Compensation Committee may elect to increase the total number of Shares available for purchase under the Plan as of the first day of each Company fiscal year following the Effective Date in an amount equal to up to one percent (1%) of the shares issued and outstanding on the immediately preceding December 31; provided that the maximum number of shares that may be issued under the Plan in any event shall be 10,278,581 shares. As of the IPO, the Company has reserved 1,027,858 shares of common stock for issuance under the 2021 ESPP. As of December 31, 2022 and 2021, no shares of been issued under this plan.
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

•Volatility - The Company determines volatility based on the historical stock volatilities of a group of publicly listed guideline companies over a period equal to the expected terms of the options, as the Company does not have sufficient trading history to determine the volatility of the Company’s common stock.

•Fair value of common stock - Prior to the IPO in April 2021, the Company estimated the fair value of the Company’s common stock using various valuation methodologies, including valuation analyses performed by third-party valuation firms. After the IPO, the Company used the publicly quoted price as the fair value of the Company’s common stock.

•Risk-free interest rate - The Company bases the risk-free interest rate used in the Black-Scholes option-pricing model on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent expected term of the options for each option group.

•Expected term - The expected term represents the period that the Company’s stock-based awards are expected to be outstanding. The expected term assumption is based on the simplified method in which the expected term is equal to the average of the stock-based award’s weighted-average vesting period and its contractual term. The Company expects to continue using the simplified method until sufficient information about historical behavior is available.

•Dividend yield - The Company has not declared or paid any cash dividend and do not currently plan to pay a cash dividend in the foreseeable future. Consequently, the Company used an expected dividend yield of zero.

The Company estimated the fair value of stock option grants using a Black-Scholes option pricing model with the following assumptions presented on a weighted-average basis:

	For the Years Ended December 31,
	2022	2021
Expected term in years	6.25 years	6.50 Years
Expected stock price volatility	44.0%	40.2%
Risk-Free interest rate	2.4%	1.2%
Expected dividend yield	—%	—%
The following table summarizes stock option activity under the PH Parent Option Plan and Plan:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2021	18,300,959	$2.01	7.82	$—
Granted	3,753,317	23.15
Exercised	(1,935,302)	2.02
Forfeited	(202,772)	10.87
Outstanding at December 31, 2021	19,916,202	$5.90	9.36	$398,117
Granted	93,793	26.35
Exercised	(6,675,810)	2.01
Forfeited	(157,464)	19.42
Balance at December 31, 2022	13,176,721	$7.86	9.02	197,695
Exercisable at December 31, 2022	9,480,903	$2.06	9.29	195,924
RSU Activity
The following table summarizes the RSU activity under the 2021 Plan:

	Number of Shares	Grant Date Fair Value
Outstanding at January 1, 2021	—	$—
Granted	1,199,315	23.19
Vested	(195,652)	23.00
Forfeited	(18,762)	23.00
Unvested and outstanding at December 31, 2021	984,901	$23.23
Granted	1,679,107	24.16
Vested	(175,300)	23.68
Forfeited	(84,044)	24.32
Unvested and outstanding at December 31, 2022	2,404,664	$23.81
Stock-based compensation expense
Total stock-based compensation expense was approximately $67.4 million, $253.5 million and $0.5 million for the years ended December 31, 2022 2021, 2020 respectively. A tax benefit of approximately $11.2 million and $7.1 million for the years ended December 31, 2022 and 2021, respectively, was included in the Company’s net operating loss carry-forward that could potentially reduce future tax liabilities. At December 31, 2022, there was approximately $67.1 million of unrecognized stock-based compensation expense related to unvested options and RSUs, net of forfeitures, that is expected to be recognized over a weighted-average period of 1.3 years. As of December 31, 2022, the total intrinsic value of options exercised and the total fair value of shares vested for the 2022 period was approximately $204.0 million and $108.7 million, respectively.

Stock-based compensation expense was classified in the consolidated statements of operations as follows:

	For the Years Ended December 31,
(Dollars in Thousands)	2022	2021	2020
Cost of platform	$13,758	$43,888	$—
Sales and marketing	2,711	8,944	—
General and administrative	50,890	200,699	484
Total stock-based compensation	$67,359	$253,531	$484
12. Employee Benefit Plans
The Company has a voluntary 401(k) savings plan that provides a 3.0% safe harbor contribution to all employees. In addition, a minimum profit-sharing contribution is required to satisfy year end plan testing. The profit-sharing contribution was approximately 1.4% in 2022, 2021 and 2020. The Company made contributions of approximately $4.1 million, $2.3 million and $2.4 million for the years ended December 31, 2022, 2021 and 2020, respectively, recorded within cost of platform, sales and marketing and general and administrative expenses in the accompanying consolidated statements of operations.
13. Related-Party Transactions
On November 3, 2022, the Company announced a joint venture and strategic partnership with Novant Health Enterprises, a division of Novant Health, to launch Privia Medical Group – North Carolina for independent providers throughout North Carolina. A member of our board of directors is a member of the board of trustees of Novant Health. No revenue or expense was recognized related to Novant Health for the year ended December 31, 2022.
14. Commitments and Contingencies
There are no material commitments and contingencies as of December 31, 2022 and 2021.
15. Concentrations of Credit Risk
Our financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. While the Company’s cash and cash equivalents are managed by reputable financial institutions, the Company’s cash balances with the individual institutions may at times exceed the federally insured limits. At December 31, 2022, substantially all of the Company’s cash and cash equivalents were held at two financial institutions. The Company believes these financial institutions are financially sound and that minimal credit risk exists.
The Company receives payment for medical services provided to patients by its physicians through contracts with payers. Six payers within the network accounted for approximately 75% for each of the twelve month periods ended December 31, 2022, 2021, and 2020, respectively. The Company evaluates accounts receivable to determine if they will ultimately be collected. In performing this evaluation, significant judgments and estimates are involved, such as past experience, credit quality, age of the receivable balance and current economic conditions that may affect ability to pay. As of December 31, 2022 and 2021, the Company had six payers within the network that made up approximately 67% and 68% of accounts receivable, respectively.
16. Net (Loss) Income Per Share
A reconciliation of net (loss) income available to common shareholders and the number of shares in the calculation of basic and diluted earnings (loss) income per share was calculated as follows:

	For the Years Ended December 31,
(in thousands, except for share and per share amounts)	2022	2021	2020
Net (loss) income attributable to Privia Health Group, Inc. common stockholders	$(8,585)	$(188,230)	$31,244
Weighted average common shares outstanding - basic and diluted	110,695,266	102,952,370	95,950,062
Earnings per share attributable to Privia Health Group, Inc. common stockholders – basic and diluted	$(0.08)	$(1.83)	$0.33
The treasury stock method is used to consider the effect of the potentially dilutive stock options. The following weighted-average outstanding shares of potentially dilutive securities were excluded from computation of diluted loss per share attributable to common shareholders for the period presented because including them would have been antidilutive:

	For the Years Ended December 31,
	2022	2021	2020
Potentially dilutive stock options and RSUs to purchase common shares	15,581,385	20,901,103	18,300,959
Total potentially dilutive shares	15,581,385	20,901,103	18,300,959

17. Segment Financial Information
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
The Company defines its CODM as its Chief Executive Officer, who regularly reviews financial operating results on a consolidated basis for purposes of allocating resources and evaluating financial performance. Although the Company derives its revenues from a number of different geographic regions, the Company neither allocates resources based on the operating results from the individual regions, nor manages each individual region as a separate business unit. The Company’s CODM manages the operations on a consolidated basis to make decisions about overall corporate resource allocation and to assess overall corporate profitability. As of December 31, 2022 and 2021, all of the Company’s long-lived assets were located in the United States.
Schedule II - Valuation and Qualifying Accounts For Each of The Three Years Ended December 31, 2022, 2021, and 2020
The following Financial Statement Schedule along with the report thereon of PricewaterhouseCoopers LLP dated February 28, 2023, should be read in conjunction with the consolidated financial statements. Financial Statement Schedules not included in this filing have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Income Tax Valuation Allowance	Balance at Beginning of Year	Charged to costs and expenses	Acquisitions	Deductions	Balance at End of Year
Year ended December 31, 2022	$—	$—	$—	$—	$—
Year ended December 31, 2021	$—	$—	$—	$—	$—
Year ended December 31, 2020	$13,710	$—	$—	$(13,710)	$—