Form 10-Q
period 2023-03-31
Privia Health Group, Inc.
filed 2023-05-04
CIK 1759655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 28, 2023, the registrant had outstanding 115,662,314 shares of common stock.

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
•the continued availability of qualified workforce, including staff at our Medical Groups, and the continued upward pressure on compensation for such workforce; and
•other risk factors described in our annual report on Form 10-K for the year ended December 31, 2022 and our other filings with the Securities and Exchange Commission (“SEC”).

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

Part I - Financial Information
ITEM 1. FINANCIAL STATEMENTS
Privia Health Group, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$311,229	$347,992
Accounts receivable	260,881	189,604
Prepaid expenses and other current assets	16,667	14,366
Total current assets	588,777	551,962
Non-current assets:
Property and equipment, net	3,095	3,386
Right-of-use asset	7,618	8,089
Intangible assets, net	97,637	57,387
Goodwill	135,050	126,938
Deferred tax asset	38,503	40,368
Other non-current assets	4,663	4,683
Total non-current assets	286,566	240,851
Total assets	$875,343	$792,813

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$46,300	$52,837
Provider liability	260,368	208,424
Operating lease liabilities, current	3,021	3,013
Total current liabilities	309,689	264,274
Non-current liabilities:
Operating lease liabilities, non-current	7,788	8,490
Other non-current liabilities	1,345	1,000
Total non-current liabilities	9,133	9,490
Total liabilities	318,822	273,764
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.01 par value, 1,000,000,000 and 1,000,000,000 shares authorized; 115,469,961 and 114,690,808 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	1,159	1,148
Additional paid-in capital	721,486	714,639
Accumulated deficit	(209,369)	(216,693)
Total Privia Health Group, Inc. stockholders’ equity	513,276	499,094
Non-controlling interest	43,245	19,955
Total stockholders’ equity	556,521	519,049
Total liabilities and stockholders’ equity	$875,343	$792,813
The accompanying notes are an integral part of these condensed consolidated financial statements.

Privia Health Group, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2023	2022

Revenue	$386,276	$313,801

Operating expenses:
Provider expense	302,255	242,187
Cost of platform	44,730	41,272
Sales and marketing	5,286	4,661
General and administrative	25,951	36,110
Depreciation and amortization	1,340	1,118
Total operating expenses	379,562	325,348
Operating income (loss)	6,714	(11,547)
Interest (income) expense, net	(1,813)	232
Income (loss) before provision for income taxes	8,527	(11,779)
Provision for income taxes	2,125	6,308
Net income (loss)	6,402	(18,087)
Less: loss attributable to non-controlling interests	(922)	(577)
Net income (loss) attributable to Privia Health Group, Inc.	$7,324	$(17,510)
Net income (loss) per share attributable to Privia Health Group, Inc. stockholders – basic and diluted	$0.06	$(0.16)
Weighted average common shares outstanding – basic	115,009,010	108,059,064
Weighted average common shares outstanding – diluted	124,328,964	108,059,064
The accompanying notes are an integral part of these condensed consolidated financial statements.

Privia Health Group, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands except share amounts)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity attributable to Privia Health Group, Inc.	Non-controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2021	107,837,741	$1,078	$633,902	$(208,108)	$426,872	$23,309	$450,181
Issuance of common stock upon exercise of stock options	435,030	5	794	—	799	—	799
Stock-based compensation expense	—	—	24,881	—	24,881	—	24,881
Contributed non-controlling interest	—	—	—	—	—	125	125
Net loss	—	—	—	(17,510)	(17,510)	(577)	(18,087)
Balance at March 31, 2022	108,272,771	$1,083	$659,577	$(225,618)	$435,042	$22,857	$457,899

Balance at Balance at December 31, 2022	114,690,808	$1,148	$714,639	$(216,693)	$499,094	$19,955	$519,049
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	779,153	11	1,466	—	1,477	—	1,477
Stock-based compensation expense	—	—	5,381	—	5,381	—	5,381
Contributed non-controlling interest	—	—	—	—	—	24,212	24,212
Net income (loss)	—	—	—	7,324	7,324	(922)	6,402
Balance at March 31, 2023	115,469,961	$1,159	$721,486	$(209,369)	$513,276	$43,245	$556,521

The accompanying notes are an integral part of these condensed consolidated financial statements.

Privia Health Group, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income (loss)	$6,402	$(18,087)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	291	306
Amortization of intangibles	1,049	812
Amortization of debt issuance costs	—	38
Stock-based compensation	5,381	24,881
Deferred tax expense	1,865	6,308
Changes in asset and liabilities:
Accounts receivable	(71,277)	(48,836)
Prepaid expenses and other current assets	(2,301)	(1,694)
Other non-current assets and right-of-use asset	493	1,679
Accounts payable and accrued expenses	(6,537)	(1,742)
Provider liability	51,944	31,616
Operating lease liabilities	(694)	(601)
Net cash used in operating activities	(13,384)	(5,320)
Cash from investing activities
Purchases of property and equipment	—	(34)
Business Acquisitions, net of cash acquired	(24,856)	—
Net cash used in investing activities	(24,856)	(34)
Cash flows from financing activities
Repayment of note payable	—	(219)
Proceeds from exercised stock options	1,477	799
Proceeds from non-controlling interest	—	125
Net cash provided by financing activities	1,477	705
Net decrease in cash and cash equivalents	(36,763)	(4,649)
Cash and cash equivalents at beginning of period	347,992	320,577
Cash and cash equivalents at end of period	$311,229	$315,928

Supplemental disclosure of cash flow information:
Interest paid	$22	$368

The accompanying notes are an integral part of these condensed consolidated financial statements.

Privia Health Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1.Organization and Summary of Significant Accounting Policies
Organization
Privia Health Group, Inc. (“Privia Health”, “Privia”, the “Company”) is a technology-driven, national physician-enablement company that collaborates with medical groups, health plans, and health systems to optimize physician practices, improve patient experiences, and reward doctors for delivering high-value care in both in-person and virtual care settings (the “Privia Platform”).
The Company uses the same operational and financial model in each market. As of March 31, 2023, Privia operates in thirteen markets: 1) the Mid-Atlantic Region (states of Virginia, Maryland and the District of Columbia); 2) Georgia; 3) the Gulf Coast Region (Houston, Texas); 4) North Texas (Dallas/Fort Worth, Texas); 5) West Texas (Abilene, Texas); 6) Central Florida; 7) Tennessee; 8) California; 9) Montana; 10) Ohio; 11) North Carolina; 12) Delaware; and 13) Connecticut.
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
The results of operations for the three months ended March 31, 2023, are not indicative of the results to be expected for the full fiscal year ending December 31, 2023. The condensed consolidated balance sheet at December 31, 2022, was derived from audited annual financial statements but does not contain all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of only normal and recurring adjustments) considered necessary for a fair statement have been included.
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
The Company has relationships with medical groups in which the Company has no ownership interests, which are either (a) owned 100% by Privia Physicians (“Non-Owned Medical Groups”) or (b) majority owned, indirectly through a professional entity by a licensed physician holding a Privia leadership position (“Friendly Medical Groups”). Each of our Medical Groups (e.g., Owned Medical Groups, Non-Owned Medical Groups and Friendly Medical Groups) contracts with the Privia Physician’s historic practice entity, which no longer furnishes healthcare services (the “Affiliated Practice”) whereby the Affiliated Practice provides certain subcontracted services to the Medical Groups to allow the Medical Group to operate at the practice location.
The Company evaluated its relationship with (a) Non-Owned Medical Groups (not including Friendly Medical Groups) and and their Affiliated Practices, (b) Friendly Medical Groups and their Affiliated Practices, and (c) Affiliated Practices associated with Owned Medical Groups to determine if any of these entities should be subject to consolidation. The Company does not have ownership interest in any Affiliated Practices (whether those of Owned Medical Groups, Non-Owned Medical Groups or Friendly Medical Groups); nor does the Company have an ownership in Non-Owned Medical Groups. The PMSA and support services agreement (“SSA”) entered by Non-Owned Medical Groups and Friendly Medical Groups with their Privia Physician members and the Affiliated Practices are not contractual relationships within Privia’s legal structure. The only contractual relationship between Privia and Non-Owned Medical Groups is established through the MSA. For Friendly Medical Groups, in addition to the MSA, the Company has a contractual relationship, evidenced by a restriction agreement (each a “Restriction Agreement”) with its Nominee Physicians and their respective Friendly Medical Groups. Management has determined, based on the provisions of the MSAs between the Company and Non-Owned Medical Groups, and after considering the requirements of Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“ASC 810”), the Company is not required to consolidate the financial position or results of operations of the Affiliated Practices associated with Owned Medical Groups; nor is it required to consolidate the financial position or results of operations of Non-Owned Medical Groups (and, therefore, the Company is not required to consolidate the Affiliated Practices of the Non-Owned Medical Groups). However, management has determined, based on the provisions of the Restriction Agreement on the Nominee Physician (Friendly PC), the governing documents of the Friendly Medical Groups, and after considering the requirements of ASC 810, that the Company should consolidate the financial position or results of operations of the Friendly Medical Groups and the friendly PCs.
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
The characteristics of both (a) and (b) do not exist and as such the Non-Owned Medical Groups do not represent VIEs. Accordingly, the Company has not consolidated the financial position, results of operations or cash flows of the Non-Owned Medical Groups that are affiliated with the Company by means of a service agreement for the three months ended March 31, 2023 and 2022. Each time that it enters into a new service agreement or enters into a material amendment to an existing service agreement, the Company considers whether the terms of that agreement or amendment would change the elements it considers in accordance with the VIE guidance. The same analysis was performed for the Affiliated Practices of Owned Medical Groups, which have contractual relationships with Privia through the SSA, and the Company determined they do not represent VIEs as they do not meet the criteria in ASC 810 for similar reasons outlined above.
The Company, however, does meet the criteria for consolidation of the Friendly Medical Groups based on the discussion above.
In February 2023, the Company announced a partnership with Community Medical Group, the largest Clinically Integrated Network (“CIN”) in Connecticut with approximately 1,100 multi-specialty providers, to launch Privia Quality Network Connecticut (“PQN-CT”). The Company performed an analysis as noted above and determined that PQN- CT does not represent a VIE as it does not meet the criteria in ASC 810, but the entity is consolidated because Privia owns a majority of the voting interest in the entity.
Privia Medical Group – West Texas, PLLC, (“PMG West Texas”) is a physician-owned Medical Group, with PMG West Texas Holdings, PLLC (“Friendly WTX PC”), a Texas professional limited liability company entirely owned by a licensed physician with a leadership role in the Company, owning majority membership interests and having governance and control rights via the governing documents of PMG West Texas. The Company has a contractual relationship with Friendly WTX PC through a Restriction Agreement. The VIE analysis was performed, and the Company determined that characteristic (b) exists as a result of meeting (ii) and (iv) and as such, PMG West Texas and Friendly WTX PC do represent VIEs and are consolidated as they do meet the criteria in ASC 810.
Privia Medical Group Tennessee, PLLC (“PMG-TN” is a physician owned Medical Group, with PMG-TN Physicians, PLLC, a Tennessee professional limited liability company entirely owned by a licensed physician with a leadership role in the Company (“Friendly TN PC”), owning majority membership interests therein and having governance and control rights via the governing documents of PMG-TN. Again, the same analysis was performed, and the Company determined that characteristic (b) exists as a result of meeting (ii) and (iv) and as such, PMG-TN and Friendly TN PC do represent VIEs as they do meet the criteria in ASC 810.
The aggregated carrying value of the Company’s VIE’s for both the current assets and liabilities included in the consolidated balance sheets after elimination of intercompany transactions were $2.1 million as of March 31, 2023 and $1.4 million as of December 31, 2022.
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
Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Allocation of purchase consideration to identifiable assets and liabilities affects the Company’s amortization expense, as acquired finite-lived intangible assets are amortized over the useful life, whereas any indefinite lived intangible assets, including goodwill, are not amortized. During the measurement period, which is not to exceed one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. During February 2023, Company completed an acquisition to expand into a new market. The consideration paid for each of the acquisitions was derived through arm’s length negotiations. The Company’s acquisition was accounted for using the acquisition method pursuant to the requirements of FASB ASC Topic 805, Business Combinations (“ASC 805”). The results of operations of the acquisition have been included in the Company’s consolidated financial statements since their respective date of acquisition. For additional details, refer to Note 3 “Business Combinations.”
Non-Controlling Interest
The non-controlling interest represents the equity interest of the non-controlling equity holders in results of operations of Complete MD Solutions, LLC, Privia Management Services Organization, LLC, Privia Management Company Montana, LLC, BASS Privia Management Company of California, LLC, Privia Management Company West Texas, LLC, Privia Management Company North Carolina, LLC, Privia Management Company of Ohio, LLC, Privia Services Company Connecticut, LLC, Privia Quality Network Connecticut, LLC, Privia Quality Network Delaware, LLC and our Owned Medical Groups. The condensed consolidated financial statements include all assets, liabilities, revenues, and expenses of less-than-100%-owned affiliates where the Company has a controlling financial interest. The Company has separately reflected net income attributable to the non-controlling interests in net income in the condensed consolidated statements of operations.
Significant Accounting Policies
The Company described its significant accounting policies in Note 1 of the notes to consolidated financial statements for the year ended December 31, 2022 in the Annual Form 10-K. During the three months ended March 31, 2023, there were no significant changes to those accounting policies and estimates.
Recently Adopted Accounting Pronouncements
None.
Recently Issued Accounting Pronouncements Pending Adoption
None.

2. Revenue Recognition
The following table presents our revenues disaggregated by source:

	For the Three Months Ended March 31,
(Dollars in Thousands)	2023	2022
FFS-patient care	$227,789	$204,344
FFS-administrative services	26,396	23,006
Capitated revenue	78,260	48,330
Shared savings	43,928	27,959
Care management fees	8,558	8,804
Other revenue	1,345	1,358
Total revenue	$386,276	$313,801

Fee-for-service (“FFS”) patient care is primarily generated from third-party payers with which the Company has established contractual billing arrangements. The following table presents the approximate percentages by source of net revenue received for healthcare services we provided for the periods indicated:

	For the Three Months Ended March 31,
	2023	2022
Commercial insurers	69%	71%
Government payers	14%	14%
Patient	17%	15%
	100%	100%
FFS-administrative services revenue is earned through the Company’s MSA with Non-Owned Medical Groups primarily based on a fixed percentage of net collections on patient care generated by those medical groups.
Value Based Care (“VBC”) revenue is primarily earned through contracts for Capitated revenue, Shared savings and Care management fees. Capitated revenue is generated through what is typically known as an “at-risk contract.” At-risk capitation refers to a model in which the Company receives a fixed monthly payment from the third-party payer in exchange for providing healthcare services to attributed beneficiaries. The Company is responsible for providing or paying for the cost of healthcare services required by those attributed beneficiaries for a set of services. At-risk Capitated revenue is recorded at the total amount gross in revenues because the Company is acting as a principal in arranging for, providing, and controlling the managed healthcare services provided to the attributed lives. Shared savings revenue and Care management fees are generated through contracts with large commercial payer organizations and the U.S. Federal Government.
Contract Asset
The Company has the following contract assets and unearned revenue:

(Dollars in Thousands)	March 31, 2023	December 31, 2022
Balances for contracts with customers
Accounts receivable	$260,881	$189,604
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

3. Business Combinations
During February 2023, the Company entered into the Connecticut market through the acquisition of Privia Quality Network Connecticut (“PQN-CT”), whereby Privia acquired a majority ownership in PQN-CT. The acquisition was accounted for using the acquisition method pursuant to the requirements of ASC 805. The results of operations of the acquisition have been included in the Company’s consolidated financial statements since the date of acquisition. Unaudited proforma consolidated financial information for the acquisition during the three months ended March 31, 2023 have not been included as the results are immaterial.
The purchase price for the acquisition was allocated as follows:

(Dollars in thousands)	Total Acquisitions as of March 31, 2023
Cash paid	$24,856
Other Liabilities	344
Total consideration	$25,200

Payer contract intangible	41,300
Goodwill	8,112
Fair value of non-controlling interests	(24,212)
Total acquired net assets	$25,200
The goodwill relating to this acquisition is primarily attributable to synergies related to the assembled workforce. Goodwill is measured as the excess of the consideration transferred over the fair value of assets acquired and liabilities assumed on the acquisition date.
4. Goodwill and Intangible Assets, Net
For the purposes of the goodwill impairment assessment, the Company as a whole is considered to be a reporting unit. The Company recognizes the excess of the purchase price, plus the fair value of any non-controlling interests in the acquiree, over the fair value of identifiable net assets acquired as goodwill. The Company performs a qualitative assessment on goodwill at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. If it is determined in the qualitative assessment that the fair value of a reporting unit is more likely than not below its carrying amount, then the Company will perform a quantitative impairment test. The quantitative goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. Any excess in the carrying value of a reporting unit’s goodwill over its fair value is recognized as an impairment loss, limited to the total amount of goodwill allocated to that reporting unit. The Company’s carrying value of goodwill at March 31, 2023 and December 31, 2022 was approximately $135.1 million and $126.9 million, respectively. No indicators of impairment were identified during the three months ended March 31, 2023 and 2022.
During February 2023, the Company entered into the Connecticut market through the acquisition of Privia Quality Network Connecticut (“PQN-CT”), whereby Privia acquired majority ownership in PQN-CT. During the three months ended March 31, 2023 the Company recorded Goodwill of $8.1 million in connection with the acquisition, which represents the excess of the purchase price over the fair value of the net assets acquired.
A summary of the Company’s intangible assets is as follows:

	March 31, 2023		December 31, 2022
(Dollars in thousands)	Intangible Assets	Accumulated Amortization	Intangible Assets	Accumulated Amortization
Trade names	$4,600	$1,974	$4,600	$1,917
Consumer customer relationships	2,500	2,145	2,500	2,083
PMG customer relationships	600	215	600	208
Management Service Agreement (Complete MD)	2,200	1,031	2,200	997
Physician network	1,520	152	1,520	127
Payer contracts	2,750	196	2,750	164
MSO Service Agreement (BPMC)	51,800	3,694	51,800	3,087
Payer contracts (PQN-CT)	41,300	$226	—	$—
	107,270	$9,633	65,970	$8,583
Less accumulated amortization	(9,633)		(8,583)
Intangible assets, net	$97,637		$57,387
The remaining weighted average life of all amortizable intangible assets is approximately 19.3 years at March 31, 2023.

Amortization expense for intangible assets was approximately $1.0 million and $0.8 million for the three months ended March 31, 2023 and 2022, respectively.
Estimated amortization expense for the Company’s intangible assets for the following five years is as follows:

(Dollars in Thousands)
Remainder of 2023	$3,915
2024	5,147
2025	4,965
2026	4,965
2027	4,965
Thereafter	73,680
Total	$97,637
5. Property and Equipment, Net
A summary of the Company’s property and equipment, net is as follows:

(Dollars in Thousands)	March 31, 2023	December 31, 2022
Furniture and fixtures	$1,402	$1,402
Computer equipment	1,657	1,657
Leasehold improvements	4,855	4,855
	7,914	7,914
Less accumulated depreciation and amortization	(4,819)	(4,528)
Property and equipment, net	$3,095	$3,386
6. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

(Dollars in Thousands)	March 31, 2023	December 31, 2022
Accounts payable	$6,950	$6,731
Accrued employee compensation and benefits	6,805	6,177
Bonuses payable	2,937	15,203
Other accrued expenses	29,608	24,726
Total accounts payable and accrued expenses	$46,300	$52,837
7. Provider Liability
Provider liability, represents costs payable to physicians, hospitals and other ancillary providers, including both Privia physicians, their related physician practices, and providers the Company has contracted with through payer partners. Those costs include amounts that have not yet been paid for physician guaranteed payments and other required distributions pursuant to the service agreements as well as medical claims costs for services provided to attributed beneficiaries for which the Company is financially responsible under at-risk Capitated revenue arrangements whether paid directly by the Company or indirectly by payers with whom the Company has contracted. Provider expenses are recognized in the period in which services are provided and include estimates of claims that have been incurred but have either not yet been received, processed, or paid and as such, not reported.
Provider liability estimates are developed using actuarial methods commonly used by health insurance actuaries that include a number of factors and assumptions including medical service utilization trends, changes in membership, observed medical cost trends, historical claim payment patterns and other factors.
Each period, the Company re-examines previously established provider liability estimates based on actual claim submissions and other changes in facts and circumstances. As more complete claims information becomes available, the Company adjusts its estimates and recognizes those changes in estimates in the period in which the change is identified. The difference between the estimated liability and the actual settlements of claims is recognized in the period in which the claims are settled. The Company’s provider liability balance represents management’s best estimate of its liability for unpaid Provider expenses as of March 31, 2023 and 2022. The Company uses judgment to determine the appropriate assumptions for developing the required estimates.
The Company’s liabilities for unpaid medical claims under at-risk capitation arrangements, which are included in Provider liability in the Company’s condensed consolidated balance sheets, were as follows:

	March 31,
(Dollars in Thousands)	2023	2022
Balance, beginning of period	$28,617	$—
Incurred health care costs
Current year	75,632	48,330
Prior years	3,268	—
Total claim incurred	$78,900	$48,330
Claims Paid
Current year	(29,716)	(33,476)
Prior years	(28,079)	—
Total claims paid	$(57,795)	$(33,476)
Adjustments to other claims-related liabilities	—	—
Other service physician service agreement adjustments	—	—
Balance, end of period	$49,722	$14,854
8. Note Payable
On November 15, 2019, the Company entered into a Credit Agreement (the “Original Credit Agreement”) by and among Privia Health, LLC, as the borrower, PH Group Holdings Corp., as the guarantor, certain subsidiaries of Privia Health, LLC, as guarantors, Silicon Valley Bank, as administrative agent and collateral agent (the “Administrative Agent”). On August 27, 2021, the Company and certain of its subsidiaries entered into an assumption agreement and third amendment (the “Third Amendment”) to the Original Credit Agreement (as amended by the Third Amendment, the “Credit Agreement”). Pursuant to the Third Amendment, the Company became the parent guarantor under the Credit Agreement and granted the Administrative Agent a first-priority security interest on substantially all of its real and personal property, subject to permitted liens.
On March 16, 2023, the Company provided notice to terminate the Credit Agreement. As of March 16, 2023, the Company had no borrowings and no letters of credit outstanding under the Credit Agreement. The Company did not incur any early termination penalties in connection with the termination of the Credit Agreement.
9. Income Taxes
The Company recorded a provision for income tax of $2.1 million and $6.3 million for the three months ended March 31, 2023 and 2022, respectively. This represents an effective tax rate of 25.0% and (53.6)% as of March 31, 2023 and 2022, respectively. The effective tax rates for the three months ended March 31, 2023, and 2022, respectively, differ from the statutory U.S. federal income tax rate of 21% primarily due to 162(m) limitations, state income taxes, and excess tax benefits related to equity award vesting and exercise events.
Management considers both positive and negative evidence when evaluating the recoverability of our deferred tax assets (“DTAs”). The assessment is required to determine whether, based on all available evidence, it is more likely than not (i.e., greater than a 50% probability) that all or some portion of the DTAs will be realized in the future. As of March 31, 2023 and December 31, 2022, the weight of all available positive evidence was greater than the weight of all negative evidence, so a valuation allowance against the deferred tax asset was not recorded.
10. Stockholders’ Equity
Novant Health Private Placement
On March 2, 2023, Privia Health Group, Inc. (the “Company”) entered into a strategic alignment agreement (the “Equity Alignment Agreement”) with ChoiceHealth, Inc. (“Novant Sub”), a subsidiary of Novant Health, Inc. (“Novant Health”), in connection with the strategic partnership between the Company and Novant Health entered into in November 2022 to launch Privia Medical Group — North Carolina.
Pursuant to the Equity Alignment Agreement, Novant Sub will be entitled to receive, and the Company agreed to issue, shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), to Novant Sub any time each of the following events occurs, in the following amounts:
1.The Company will issue 745,712 shares of Common Stock to Novant Sub each time Privia Medical Group — North Carolina implements 1,000 providers in specified markets in North Carolina.
2.The Company will issue 372,856 shares of Common Stock to Novant Sub each time the Company and Novant Health enter a new state pursuant to a mutually agreed business plan developed for such state.

3.The Company will issue 745,712 shares of Common Stock to Novant Sub each time the partnership between the Company and Novant Health for each new state implements 1,000 providers in specified core markets in such state.
The Equity Alignment Agreement will renew every four years, subject to the delivery of a third-party valuation opinion. The renewal will be required to use the same issuance triggers, but the number of shares may be adjusted to be consistent with the valuation opinion. The number of shares of Common Stock issuable to Novant Sub under the Equity Alignment Agreement and all renewals of the Equity Alignment Agreement will be subject to a total cap equal to 19.9% of the total number of shares of Common Stock outstanding as of the effective date of the Equity Alignment Agreement and as of the effective date of all renewals, whichever is lowest.
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
On April 1, 2021, contingent on the consummation of the IPO, the Board of Directors approved a modification to the PH Group Parent Corp. Stock Option Plan of the vesting conditions of certain outstanding stock option grants to certain employees and consultants. The modification accelerated by one year any time vested options that were not previously 100% vested and modified the vesting condition of the performance based options to vest 60% at IPO, 20% 12 months after IPO and 20% 18 months after the IPO. The modification also accelerated the CEO’s time based options by an additional four months such that 100% of his time based options are vested. The Company recognized stock-based compensation of $195.1 million in the second quarter of 2021 related to these modifications and recognized an additional $89.9 million of additional stock compensation expense over the eighteen months following the completion of the IPO.
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
2021 Employee Stock Purchase Plan
In April 2021, the Company’s Board of Directors approved the Company’s 2021 Employee Stock Purchase Plan (“2021 ESPP”). The 2021 ESPP became effective upon the execution of the underwriting agreement for the Company’s IPO in April 2021. Per the Plan, shares may be newly issued shares, treasury shares or shares acquired on the open market. The Compensation Committee may elect to increase the total number of Shares available for purchase under the Plan as of the first day of each Company fiscal year following the Effective Date in an amount equal to up to one percent (1%) of the shares issued and outstanding on the immediately preceding December 31; provided that the maximum number of shares that may be issued under the Plan in any event shall be 10,278,581 shares. As of March 31, 2023, the Company has reserved 1,027,858 shares of common stock for issuance under the 2021 ESPP. As of March 31, 2023, no shares have been issued under this plan.

Stock option activity
The following table summarizes stock option activity under the PH Parent Option Plan and 2021 Plan:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2022	13,176,721	$7.86	9.02	$197,695
Granted	—	—
Exercised	(639,713)	2.01
Forfeited	(140,161)	23.00
Balance at March 31, 2023	12,396,847	$7.99	8.60	$243,650
Exercisable March 31, 2023	8,841,190	$2.06	8.85	$225,943
RSU Activity
The following table summarizes the RSU activity under the 2021 Plan:

	Number of Shares	Grant Date Fair Value
Unvested and outstanding at December 31, 2022	2,404,664	$23.81
Granted	—	—
Vested	(101,457)	25.56
Forfeited	(99,890)	24.04
Unvested and outstanding at March 31, 2023	2,203,317	$23.72
Stock-based compensation expense
Total stock-based compensation expense for the three months ended March 31, 2023 and 2022, was approximately $5.4 million and $24.9 million, respectively. At March 31, 2023, there was approximately $57.8 million of unrecognized stock-based compensation expense related to unvested options and RSUs, net of forfeitures, that is expected to be recognized over a weighted-average period of 1.2 years.
Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows:

	For the Three Months Ended March 31,
(Dollars in Thousands)	2023	2022
Cost of platform	$2,107	$4,623
Sales and marketing	400	788
General and administrative	2,874	19,470
Total stock-based compensation	$5,381	$24,881
11. Related-Party Transactions
On November 3, 2022, the Company announced a strategic partnership with Novant Health Enterprises, a division of Novant Health, to launch Privia Medical Group – North Carolina for independent providers throughout North Carolina. A member of our board of directors is a member of the board of trustees of Novant Health. No revenue or expense was recognized related to Novant Health for the three months ended March 31, 2023.
12. Commitments and Contingencies
There are no material commitments and contingencies as of March 31, 2023 and December 31, 2022.

13. Concentrations of Credit Risk
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
The Company receives payment for medical services provided to patients by its physicians through contracts with payers. Six payers within the network accounted for approximately 73% and 74% of such payments for the three month periods ended March 31, 2023 and 2022, respectively. The Company evaluates accounts receivable to determine if they will ultimately be collected. In performing this evaluation, significant judgments and estimates are involved, such as past experience, credit quality, age of the receivable balance and current economic conditions that may affect ability to pay. As of March 31, 2023 and December 31, 2022, the Company had six payers within the network that made up approximately 70% and 67% of accounts receivable, respectively.
14. Net Income (Loss) Per Share
A reconciliation of net income (loss) available to common shareholders and the number of shares in the calculation of basic and diluted earnings (loss) per share was calculated as follows:

	For the Three Months Ended March 31,
(in thousands, except for share and per share amounts)	2023	2022
Net income (loss) attributable to Privia Health Group, Inc. common stockholders	$7,324	$(17,510)
Weighted average common shares outstanding - basic	115,009,010	108,059,064
Weighted average common share outstanding - diluted	124,328,964	108,059,064
Earnings (loss) per share attributable to Privia Health Group, Inc. common stockholders – basic and diluted	$0.06	$(0.16)
The treasury stock method is used to consider the effect of the potentially dilutive stock options. The following outstanding shares of potentially dilutive securities were excluded from computation of diluted loss per share attributable to common stockholders for the period presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2023	2022
Potentially dilutive stock options to purchase common stock and RSUs	5,280,210	20,815,106
Total potentially dilutive shares	5,280,210	20,815,106

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
GAAP Financial Measures
•    Revenue was $386.3 million and $313.8 million for the three months ended March 31, 2023 and 2022, respectively;
•    Gross profit was $83.0 million and $70.8 million for the three months ended March 31, 2023 and 2022, respectively;
•    Operating income (loss) was $6.7 million and $(11.5) million for the three months ended March 31, 2023 and 2022, respectively; and
•    Net income (loss) attributable to Privia Health Group, Inc. was $7.3 million and $(17.5) million, for the three months ended March 31, 2023 and 2022, respectively.
Key Metrics and Non-GAAP Financial Measures
•    Practice Collections were $658.9 million and $561.9 million for the three months ended March 31, 2023 and 2022, respectively;
•    Care Margin was $84.0 million and $71.6 million for the three months ended March 31, 2023 and 2022, respectively;
•    Platform Contribution was $41.4 million and $35.0 million for the three months ended March 31, 2023 and 2022, respectively; and
•    Adjusted EBITDA was $16.9 million and $14.8 million for the three months ended March 31, 2023 and 2022, respectively.

See “Key Metrics and Non-GAAP Financial Measures” below for more information as to how we define and calculate Implemented Providers, Attributed lives, Practice Collections, Care Margin, Platform Contribution, Platform Contribution Margin, Adjusted EBITDA and Adjusted EBITDA Margin, and for a reconciliation of gross profit, the most comparable GAAP measure, to Care Margin, gross profit, the most comparable GAAP measure, to Platform Contribution, and net income (loss), the most comparable GAAP measure, to Adjusted EBITDA.
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
FFS Revenue
We generate FFS-patient care revenue when we collect reimbursements for FFS medical services provided by Privia Providers. Our agreements with our providers have a multi-year term length and we have historically experienced a 95% provider retention rate, both of which lead to a highly predictable and recurring revenue model. Our FFS contracts with payer partners typically contain annual rate inflators and enhanced commercial FFS rates given our scale in each of our markets. As a result of receiving these rate inflators and enhancements, if we continue to be successful in expanding our provider base, we expect revenue will grow year-over-year in absolute dollars. In addition, in our FFS-patient care revenue, we include collections generated from ancillary services such as clinical laboratory, imaging and pharmacy operations. We also generate FFS-administrative services revenue by providing administration and management services to medical groups which are not owned or consolidated by us. FFS-patient care revenue represented 59.0% and 65.1% of total revenue for the three months ended March 31, 2023 and 2022, respectively. FFS-administrative services revenue represented 6.8% and 7.3% of total revenue for the three months ended March 31, 2023 and 2022, respectively.
VBC Revenue
Over time, we create incremental value for our provider partners by enabling them to succeed in VBC arrangements. We generate VBC revenue when our providers are reimbursed through traditional FFS Medicare, MSSP, Medicare Advantage, commercial payers and other existing and emerging direct payer and employer contracting programs. The revenue is primarily collected in the form of (i) Capitated revenue earned by providing healthcare services to Medicare Advantage attributed beneficiaries for a defined group of services to include professional, institutional and pharmacy through a contract that is typically known as an “at-risk contract,” (ii) Shared savings earned based on improved quality and lower cost of care for our attributed lives in VBC incentive arrangements and (iii) Care management fees to cover costs of services typically not reimbursed under traditional FFS payment models, including population management, care coordination, advanced technology and analytics. VBC revenue represented 33.8% and 27.1% of total revenue for the three months ended March 31, 2023 and 2022, respectively. We expect VBC revenue to continue to increase as a percentage of total revenue as we grow total Attributed Lives under management as well as increase risk levels undertaken across value-based arrangements.
Other Revenue
The remainder of our revenue is derived from leveraging our existing base of providers and patients to deliver value-oriented services such as virtual visits, virtual scribes and coding. Other revenue represented 0.3% and 0.4% of total revenue for the three months ended March 31, 2023 and 2022, respectively.
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
Addition of New Patients
Our ability to add new patients to our provider base in existing and new markets will also enable us to deliver revenue growth in both our FFS and VBC contracts. We believe the number of attributed patient lives in VBC programs is a key driver of our VBC revenue growth. Our branding and marketing strategies to drive growth in our practices have continued to result in increased engagement with new and existing patients. We believe our continued success in growing the visibility of the Privia brand will result in increased patient panels per provider and contribute incremental revenue in both FFS and VBC for our practices.
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
In November 2022, the Company announced a strategic partnership with Novant Health Enterprises, a division of Novant Health, to launch Privia Medical Group – North Carolina in order to offer community physicians and provider groups throughout North Carolina with resources to reduce administrative burden and enable care insights and collaboration, as well as to support their transition to value-based care.
In January 2023, the Company announced a partnership with Beebe Healthcare, a not-for-profit community healthcare system located in Sussex County, Delaware, to launch an ACO in that state.
In February 2023, the Company announced a partnership with Community Medical Group, the largest Clinically Integrated Network (“CIN”) in Connecticut with approximately 1,100 multi-specialty providers, to launch Privia Quality Network of Connecticut (“PQN-CT”). We acquired a majority ownership in PQN-CT. During the three months ended March 31, 2023 we recorded Goodwill of $8.1 million in connection with the acquisition, which represents the excess of the purchase price over the fair value of the net assets acquired.
In March 2023, The company announced signing of definitive agreements forming a strategic partnership with OhioHealth, a nationally recognized, not-for-profit, charitable, healthcare outreach of the United Methodist Church, to launch Privia Medical Group – Ohio for community physicians throughout the state of Ohio.
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
Privia Health launched three new ACOs in the first quarter of 2023, expanding the total number of Privia-owned ACOs to ten, serving beneficiaries across the District of Columbia and eleven states, including California, Connecticut, Delaware, Florida, Georgia, Maryland, Montana, North Carolina, Tennessee, Texas, and Virginia.

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
We launched Privia Care Partners on January 1, 2022 to offer a more flexible affiliation model for providers who do not desire to join one of our medical groups. This model aggregates providers solely for VBC contracts without the necessity for providers to change EHRs. We furnish population health services, reporting and analytics to such providers along with a menu of management services from which providers may choose. As of January 1, 2023, approximately 350 providers with more than 42,000 attributed lives are participating in the Privia Care Partners model.
Key Metrics and Non-GAAP Financial Measures
We review a number of operating and financial metrics, including the following key metrics and non-GAAP financial measures, to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plans, and make strategic decisions.
Key Metrics

	For the Three Months Ended March 31,
	2023	2022
Implemented Providers (as of end of period)	3,716	3,370
Attributed Lives (in thousands) (as of end of period)	1,037	848
Practice Collections (1) ($ in millions)	$658.9	$561.9
(1) We define Practice Collections as the total collections from all practices in all markets and all sources of reimbursement (FFS, VBC and other) that we receive for delivering care and providing our platform and associated services. Practice Collections differ from revenue by including collections from Non-Owned Medical Groups.
Implemented Providers
We define Implemented Providers as the total of all service professionals on Privia Health’s platform at the end of a given period who are credentialed by Privia Health and bill for medical services, in both Owned and Non-Owned Medical Groups during that period. This includes, but is not limited to, physicians, physician assistants, and nurse practitioners. We believe that growth in the number of Implemented Providers is a key indicator of the performance of our business and expected revenue growth. This growth depends, in part, on our ability to successfully add new practices in existing markets and expand into new markets. The number of Implemented Providers increased 10.3% as of March 31, 2023 compared to March 31, 2022, due to organic growth in our healthcare delivery business as well as entrance into Montana markets.
Attributed Lives
We define Attributed Lives as any patient that a payer deems attributed to Privia, in both Owned and Non-Owned Medical Groups, to deliver care as part of a VBC arrangement. The number of Attributed Lives is an important measure that impacts the amount of VBC revenue we receive. Attributed Lives increased 22.3% as of March 31, 2023 compared to March 31, 2022, due to the entrance into the Delaware and Connecticut Markets, as well as organic growth.
Practice Collections
We define Practice Collections as the total collections from all practices in all markets and all sources of reimbursement (FFS, VBC and other) that we receive for delivering care and providing our platform and associated services. Practice Collections differ from revenue by adding collections from Non-Owned Medical Groups. FFS arrangements accounted for 76.9% and 81.7% of our practice collections for the three months ended March 31, 2023 and 2022, respectively, while VBC accounted for 23.0% and 18.1% of practice collections for the three months ended March 31, 2023 and 2022, respectively.

Practice Collections increased 17.3% for the three months ended March 31, 2023 when compared to the same period in 2022, due mainly to organic growth of our healthcare delivery business, our at-risk Capitated revenue contracts and as well as entrance into the Connecticut markets.
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

	For the Three Months Ended March 31,
(amounts in thousands, except for percentages)	2023	2022
Care Margin (1) ($)	$84,021	$71,614
Platform Contribution (1) ($)	$41,398	$34,965
Platform Contribution Margin (1) (%)	49.3%	48.8%
Adjusted EBITDA (1) ($)	$16,864	$14,801
Adjusted EBITDA Margin (1) (%)	20.1%	20.7%
(1) See below for more information as to how we define and calculate Care Margin, Platform Contribution, Platform Contribution Margin, Adjusted EBITDA and Adjusted EBITDA Margin and for a reconciliation of Gross Profit, the most comparable GAAP measure, to Care Margin, Gross Profit the most comparable GAAP measure, to Platform Contribution, and net income (loss), the most comparable GAAP measure, to Adjusted EBITDA.

Care Margin
We define Care Margin as Gross Profit excluding amortization of intangible assets. Gross Profit is defined as total revenue less provider expenses and amortization of intangible assets. Our Care Margin generated from FFS revenue is contractual and recurring in nature, and primarily based on an individually negotiated percentage of collections for each practice that joins Privia. Our Care Margin generated from VBC revenue is based on a percentage of care management fees and shared savings collected. We view Care Margin as all of the dollars available for us to manage our business, including providing administrative support to our practices, investing in sales and marketing to attract new providers to the Privia Platform, and supporting the organization through our corporate infrastructure. We expect Care Margin will grow year-over-year in absolute dollars as we continue to expand our provider base. We would also expect our care management and shared savings economics in our VBC arrangements to improve on a per patient basis as we manage towards lower total cost of care for our Attributed Lives and move towards higher risk VBC arrangements over time. Care Margin increased 17.3% for the three months ended March 31, 2023 when compared to the same period in 2022 due to organic growth of our medical practice business. As a percentage of revenue, Care Margin decreased to 21.8% for the three months ended March 31, 2023 from 22.8% for the same period in 2022 due to the addition of new at-risk capitation arrangements during the first quarter of 2023.
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
The following table provides a reconciliation of gross profit, the most closely comparable GAAP financial measure, to Care Margin.

	For the Three Months Ended March 31,
(unaudited and amounts in thousands)	2023	2022
Revenue	$386,276	$313,801
Provider expense	(302,255)	(242,187)
Amortization of intangible assets	(1,049)	(812)
Gross Profit	$82,972	$70,802
Amortization of intangibles assets	1,049	812
Care margin	$84,021	$71,614
Platform Contribution
We define Platform Contribution as Gross Profit, excluding amortization of intangible assets, less Cost of platform and excluding stock-based compensation expense included in Cost of platform. The following table provides a reconciliation of gross profit, the most closely comparable GAAP financial measure, to Platform Contribution. We consider platform contribution to be an important measure to monitor our performance, specific to pricing of our services, direct costs of delivering care, and cost of our platform and associated services. As a provider spends a longer time on the Privia Platform, we expect the Platform Contribution from that provider to increase both in terms of absolute dollars as well as a percent of Care Margin. We expect that this increase will be driven by improving per provider revenue economics over time as well as our ability to generate operating leverage on our in-market infrastructure costs. Platform Contribution increased 18.4% for the three months ended March 31, 2023 when compared to the same period in 2022 due to organic growth of our medical practice business and new market entry.
The following table provides a reconciliation of gross profit, the most closely comparable GAAP financial measure, to platform contribution:

	For the Three Months Ended March 31,
(unaudited and amounts in thousands)	2023	2022
Revenue	$386,276	$313,801
Provider expense	(302,255)	(242,187)
Amortization of intangibles assets	(1,049)	(812)
Gross Profit	$82,972	$70,802
Amortization of intangibles assets	1,049	812
Cost of platform	(44,730)	(41,272)
Stock-based compensation(1)	2,107	4,623
Platform contribution	$41,398	$34,965
(1) Amount represents stock-based compensation expense included in Cost of Platform.
Platform Contribution Margin
We define Platform Contribution Margin as Platform Contribution as a percentage of Care Margin. We consider Platform Contribution Margin to be an important measure to monitor our performance, specific to pricing of our services, direct costs of delivering care, and cost of our platform and associated services. As a provider spends a longer time on the Privia Platform, we expect the Platform Contribution from that provider to increase both in terms of absolute dollars as well as a percent of Care Margin. We expect that this increase will be driven by improving per provider revenue economics over time as well as our ability to generate operating leverage on our in-market infrastructure costs. Platform Contribution Margin was 49.3% for three months ended March 31, 2023 compared to 48.8% during the same period in 2022. We continue to make strategic investments to provide better service to both our patients and physicians at a pace slower than the increase in revenue.
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

Adjusted EBITDA
We define Adjusted EBITDA as net income (loss) excluding interest income, interest expense, non-controlling interest expense / income, depreciation and amortization, stock-based compensation, severance, other one time or non-recurring expenses, employer taxes on equity vesting/exercises and the provision for income taxes. We include Adjusted EBITDA because it is an important measure on which our management assesses and believes investors should assess our operating performance. We consider Adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis. Adjusted EBITDA has limitations as an analytical tool including: (i) Adjusted EBITDA does not reflect the impact of stock-based compensation expense, and (ii) Adjusted EBITDA does not reflect interest expense on our debt or the cash requirements necessary to service interest or principal payments. Adjusted EBITDA increased 13.9% for the three months ended March 31, 2023, when compared to the same period in 2022 due to organic growth of our medical practice business and growth in our value based care business.
Adjusted EBITDA Margin
We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of Care Margin. We included Adjusted EBITDA Margin because it is an important measure on which our management assesses and believes investors should assess our operating performance. We consider Adjusted EBITDA Margin to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis. Adjusted EBITDA Margin was 20.1% for three months ended March 31, 2023 a decrease from 20.7% for the same period in 2022 due to the addition of new at-risk capitation arrangements and investments in new markets during the first quarter of 2023.
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
The following table provides a reconciliation of net income (loss) attributable to the Company, the most closely comparable GAAP financial measure, to Adjusted EBITDA:

	For the Three Months Ended March 31,
(unaudited and amounts in thousands)	2023	2022

Net income (loss)	$7,324	$(17,510)
Net loss attributable to non-controlling interests	(922)	(577)
Provision for income taxes	2,125	6,308
Interest (income) expense, net	(1,813)	232
Depreciation and amortization	1,340	1,118
Stock-based compensation	5,381	24,881
Other expenses(1)	3,429	349
Adjusted EBITDA	$16,864	$14,801

(1) Other expenses include employer taxes on equity vesting/exercises, legal, severance and certain non-recurring costs. Employer taxes on equity vesting/exercises of $0.3 million were recorded for the three months ended March 31, 2023.

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
Interest (income) expense
Interest (income) expense consists primarily of interest earned by the Company, offset by interest payments (including deferred financing costs) on our outstanding borrowings under our Term Loan Facility. See “Liquidity and Capital Resources—General and Note Payable.”
Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the three months ended March 31, 2023 and 2022.

	For the Three Months Ended March 31,
	2023	2022	Change ($)	Change (%)
(in thousands)
Revenue	$386,276	$313,801	$72,475	23.1%
Operating expenses:
Provider expense	302,255	242,187	60,068	24.8%
Cost of platform	44,730	41,272	3,458	8.4%
Sales and marketing	5,286	4,661	625	13.4%
General and administrative	25,951	36,110	(10,159)	(28.1)%
Depreciation and amortization	1,340	1,118	222	19.9%
Total operating expenses	379,562	325,348	54,214	16.7%
Operating income (loss)	6,714	(11,547)	18,261	(158.1)%
Interest (income) expense, net	(1,813)	232	(2,045)	(881.5)%
Income (loss) before provision for income taxes	8,527	(11,779)	20,306	(172.4)%
Provision for income taxes	2,125	6,308	(4,183)	(66.3)%
Net income (loss)	6,402	(18,087)	24,489	(135.4)%
Less: loss attributable to non-controlling interests	(922)	(577)	(345)	59.8%
Net income (loss) attributable to Privia Health Group, Inc.	$7,324	$(17,510)	$24,834	(141.8)%

Revenue
The following table presents our revenues disaggregated by source:

	For the Three Months Ended March 31,
(Dollars in Thousands)	2023	2022	Change ($)	Change (%)
FFS-patient care	$227,789	$204,344	$23,445	11.5%
FFS-administrative services	26,396	23,006	3,390	14.7%
Capitated revenue	78,260	48,330	29,930	61.9%
Shared savings	43,928	27,959	15,969	57.1%
Care management fees (PMPM)	8,558	8,804	(246)	(2.8)%
Other Revenue	1,345	1,358	(13)	(1.0)%
Total Revenue	$386,276	$313,801	$72,475	23.1%
Three months ended March 31, 2023 and 2022
Revenue was $386.3 million for the three months ended March 31, 2023, an increase from $313.8 million for the three months ended March 31, 2022. Key drivers of this revenue growth were an increase in capitated revenue of $29.9 million during the three months ended March 31, 2022; FFS–patient care revenue, which increased $23.5 million; shared savings revenue, which increased $15.9 million and FFS-administrative services, which increased $3.4 million.
Growth in FFS-patient care revenue and FFS-administrative services was primarily attributed to the addition of new providers and increase in visit volume. As of March 31, 2023, we had 3,716 implemented providers compared to 3,370 as of March 31, 2022. Capitated revenue growth is due to the addition of new arrangements during the first quarter of 2023. Shared savings growth was primarily due to more Attributed Lives in Medicare programs as well as continued strong performance in our value based care programs.
Operating Expenses

	For the Three Months Ended March 31,
(Dollars in Thousands)	2023	2022	Change ($)	Change (%)
Operating Expenses:
Provider expense	$302,255	$242,187	$60,068	24.8%
Cost of platform	44,730	41,272	3,458	8.4%
Sales and marketing	5,286	4,661	625	13.4%
General and administrative	25,951	36,110	(10,159)	(28.1)%
Depreciation and amortization expense	1,340	1,118	222	19.9%
Total operating expenses	$379,562	$325,348	$54,214	16.7%
Provider expenses
Provider expenses were $302.3 million for the three months ended March 31, 2023 compared to $242.2 million for the same period in 2022. This increase was driven primarily by higher FFS-patient care revenue and growth in Implemented Providers and the addition of new capitated arrangements during the first quarter of 2023.
Cost of platform
Cost of platform expenses were $44.7 million for the three months ended March 31, 2023 compared to $41.3 million for the same period in 2022. The increase was driven by an increase in platform costs of $3.2 million, primarily related to an increase in implemented providers and an increase in salaries and benefits of $3.4 million related to continued growth during the three months ended March 31, 2023 compared the same period in 2022, partially offset by a decrease of $2.5 million in stock-based compensation expense primarily related to the remaining pre-IPO stock option awards becoming fully vested during the fourth quarter of 2022.
Sales and marketing
Sales and marketing expenses were $5.3 million for the three months ended March 31, 2023 compared to $4.7 million for the same period in 2022. The increase was driven by an increase in salaries and benefits of $0.5 million during the three months ended March 31, 2023 compared to the same period in 2022.

General and administrative
General and administrative expenses was $26.0 million for the three months ended March 31, 2023 compared to $36.1 million for the same period in 2022. The decrease was driven by the reduction of $16.6 million in stock-based compensation expense during the three months ended March 31, 2023 compared to the same period in 2022, primarily related to the remaining pre-IPO stock option awards becoming fully vested during the fourth quarter of 2022, partially offset by an increase in non-recurring expense of $2.4 million and an increase in salaries and benefits of $1.3 million.
Depreciation and amortization expense
Depreciation and amortization expenses were $1.3 million for the three months ended March 31, 2023 compared to $1.1 million for the same period in 2022. This increase was primarily driven by amortization of intangible assets related to the acquisition of Privia Quality Network Connecticut (“PQN-CT”) during the first quarter of 2023.
Interest (income) expense, net
Interest (income) expense was a net interest income amount of $(1.8) million for the three months ended March 31, 2023 compared to $0.2 million of interest expense for the same period in 2022. This change was primarily the result of the repayment of the Term Loan Facility at the end of June 2022 and the increase in the rate of interest earned on cash in our bank accounts.
Provision for income taxes
The provision for income taxes was $2.1 million for the three months ended March 31, 2023, a decrease from $6.3 million for the same period in 2022. The provision for income taxes for the three months ended March 31, 2023 is primarily the result of the pre-tax income offset by windfall tax benefits recorded on stock option exercises and RSU vesting during the quarter. The provision for income taxes for the three months ended March 31, 2022 is primarily the result of the pre-tax loss offset by the non-deductible stock-based compensation expense related to the modification of vesting terms of options in connection with the Company’s IPO during the second quarter of 2021 in addition to the windfall tax benefit recorded on stock option exercises during the quarter.
Net loss attributable to non-controlling interests
Net loss attributable to non-controlling interests was $0.9 million for the three months ended March 31, 2023, an increase from $0.6 million compared to the same period in 2022. The change was primarily related to investments in new markets.
Liquidity and Capital Resources
General
To date, we have financed our operations principally through sale of our equity, payments received from various payers and through borrowings under the Credit Facilities. As of March 31, 2023, we had cash and cash equivalents of $311.2 million. Our cash and cash equivalents primarily consist of highly liquid investments in money market funds and cash.
We believe that our cash and cash equivalents, including the proceeds from the IPO, together with cash flows from operations, will provide adequate resources to fund our short-term and long-term operating and capital needs. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary because of, and our future capital requirements will depend on many factors, including our growth rate, and the timing and extent of spending to increase our sales and marketing activities. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may in the future seek a credit facility with a financial institution for long term capital structure flexibility, and we may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, and financial condition would be adversely affected.
Indebtedness
On August 27, 2021, the Company and certain of its subsidiaries entered into an assumption agreement and third amendment (the “Third Amendment”) to the Credit Agreement, dated as of November 15, 2019 (as amended by the Third Amendment, the “Credit Agreement”) by and among the Company, certain of the Company’s subsidiaries, as guarantors, and Silicon Valley Bank, as administrative agent, collateral agent and lender, providing for a term loan (the “Term Loan Facility”) and a revolving loan (the “Revolving Loan Facility”). Pursuant to the Third Amendment, the Company became the parent guarantor under the Credit Agreement and granted the Administrative Agent a first-priority security interest on substantially all of its real and personal property, subject to permitted liens.
The Third Amendment increased the size of the Revolving Loan Facility to $65.0 million, increased the letter of credit sub-facility to $5.0 million and extended the maturity date of the Credit Agreement to August 27, 2026. As amended, borrowings under the Credit Agreement bore interest at a rate equal to (i) in the case of eurodollar loans, LIBOR plus an applicable margin, subject to a 0.5% floor, and (ii) in the case of ABR loans, an ABR rate plus an applicable margin, subject to a floor of 1.5%. In addition, the Amendment, among other things, (i) changed the Term Loan Facility amortization schedule to 0.625% of the original principal amount of term loans for the fiscal quarters ending September 30, 2021 through and including June 30, 2024 and 1.25% of the original principal amount of term loans for the fiscal quarters ending thereafter and (ii) added a 1.0% prepayment premium for any term loans prepaid within six months of the effective date of the Third Amendment. The Third Amendment converted the financial covenants in the Original Credit Agreement to “springing” financial covenants, so that at any time the Company’s cash is less than 125% of the outstanding borrowings under the Credit Facilities, or at least $15.0 million of borrowings are outstanding under the Revolving Loan, the Company will be required to maintain (i) a consolidated fixed charge coverage ratio of not less than 1.25 to 1.0, and (ii) a consolidated leverage ratio of no more than 3.0 to 1.0.
On June 24, 2022, we voluntarily prepaid all outstanding indebtedness under the Term Loan Facility under the Credit Agreement using cash on hand.
On March 16, 2023, we provided notice to terminate the Credit Agreement.
As of March 16, 2023, we had no borrowings and no letters of credit outstanding under the Revolving Loan Facility. We did not incur any early termination penalties in connection with the termination of the Credit Agreement.
We believe we do not have any near-term credit facility needs given our available cash balance. However, we do plan to evaluate the need for a credit facility in the future as it would provide additional long term capital structure flexibility.
Cash Flows
Our cash requirements within the next twelve months include provider liabilities, accounts payable and accrued liabilities, and purchase commitments and other obligations. We expect the cash required to meet these obligations to be primarily generated through cash flows from operations and our available cash. Based on current and anticipated levels of operations, we anticipate that net cash provided by operating activities, together with the available cash on hand at March 31, 2023, should be adequate to meet anticipated cash requirements for the short term (next 12 months) and long term (beyond 12 months).
The following table presents a summary of our condensed consolidated cash flows from operating, investing and financing activities for the periods indicated.

	For the Three Months Ended March 31,
	2023	2022
(in thousands)
Condensed Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(13,384)	$(5,320)
Net cash used in investing activities	(24,856)	(34)
Net cash provided by financing activities	1,477	705
Net decrease in cash and cash equivalents	$(36,763)	$(4,649)
Operating Activities
Net cash used in operating activities was $13.4 million for the three months ended March 31, 2023, an increase from $5.3 million for the same period in 2022. Significant changes impacting net cash used in operating activities for the three months ended March 31, 2023 compared to the same period in 2022 were as follows:
•A decrease in loss of $24.5 million from income of $6.4 million for the three months ended March 31, 2023 compared to loss of $(18.1) million for the same period in 2022, primarily driven by the decrease in stock-based compensation expense during the three months ended March 31, 2023 when compared to the same period in 2022, primarily related to the remaining pre-IPO stock option awards becoming fully vested during the fourth quarter of 2022.
•An increase of $(71.3) million in accounts receivable, for the three months ended March 31, 2023 compared to the same period in 2022 of $(48.8) million, a difference of $(22.5) million. The increase is primarily driven by the addition of new at-risk capitation arrangements during the three months ended March 31, 2023 and an increase in FFS and VBC revenue.
•An increase of $51.9 million in provider liability for the three months ended March 31, 2023 compared to an increase of $31.6 million during the same period in 2022, a difference of $20.3 million. The increase is primarily due to an increase in provider expense related to shared savings and new at-risk capitation arrangements during the three months ended March 31, 2023.
•A decrease of $(4.4) million in deferred tax expense which was a decrease for the provision for income tax for the three months ended March 31, 2023 of $1.9 million compared to a decrease for the provision for income tax for the same period in 2022 of $6.3 million. The decrease is primarily driven by the impact of non-deductible stock-based compensation expense.

Investing Activities
Net cash used in investing activities was $24.9 million for the three months ended March 31, 2023 compared to a de minimis amount during the same period in 2022, primarily due to Privia’s investment in one new market during the first quarter of 2023.
Financing Activities
Net cash provided by financing activities was $1.5 million for the three months ended March 31, 2023, an increase from net cash provided of $0.7 million for financing activities for the same period in 2022. This increase primarily related to an increase in proceeds from stock options exercised of $0.7 million.
Contractual Obligations, Commitments and Contingencies
Operating Leases. The Company leases office space under various operating lease agreements. The initial terms of these leases range from 2 to 9 years and generally provide for periodic rent increases, renewal, and termination operations. Total rent expense under operating leases was $0.7 million for both the three months ended March 31, 2023 and 2022.
Off Balance Sheet Obligations. We do not have any off-balance sheet arrangements as of March 31, 2023.
Commitments and Contingencies. See Note 12 “Commitments and Contingencies” for further discussion on our commitments and contingencies.
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
There have been no changes to the critical accounting policies reported in the 2022 Annual Form 10-K that affect our significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements other than those outlined in Note 1, "Organization and Summary of Significant Accounting Policies".
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes.
Interest Rate Risk
Our primary market risk exposure is changing prime rate-based interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. As of March 31, 2023, the Company had no borrowing agreements and no letters of credit in place.
Inflation Risk
Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2023.
Changes to our Internal Controls over Financial Reporting
There were no changes made to the Company’s internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K filed with the SEC, except as set forth below:
Adverse developments affecting the financial services industry could adversely affect our business operations, financial condition and results of operations.
On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which immediately appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. On March 12, 2023, the U.S. Treasury, Federal Reserve, and FDIC announced that SVB depositors would have access to all of their money starting March 13, 2023. We maintain our cash and cash equivalents in accounts with financial institutions that exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, we could lose our deposits in excess of the federally insured or protected amounts and there can be no assurance that we will be able to access uninsured funds in a timely manner or at all.
Widespread investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to obtain financing on acceptable terms or at all. On March 16, 2023, we provided notice to terminate our credit agreement with SVB, and, as a result, we do not currently have a revolving loan facility. If we are unable to obtain new debt financing when needed, it could, among other risks, adversely impact our ability to meet our operating expenses or fulfill our other obligations.
In addition, if any parties with whom we conduct business, including our customers and vendors, are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, their ability to pay their obligations to us or to enter into new commercial arrangements with us could be adversely affected. Any of these impacts, or any other impacts resulting from or related to the factors described above, could have material adverse impacts on our business operations, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Novant Health Private Placement
On March 2, 2023, Privia Health Group, Inc. (the “Company”) entered into a strategic alignment agreement (the “Equity Alignment Agreement”) with ChoiceHealth, Inc. (“Novant Sub”), a subsidiary of Novant Health, Inc. (“Novant Health”), in connection with the strategic partnership between the Company and Novant Health entered into in November 2022 to launch Privia Medical Group — North Carolina.
Pursuant to the Equity Alignment Agreement, Novant Sub will be entitled to receive, and the Company agreed to issue, shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), to Novant Sub any time each of the following events occurs, in the following amounts:
1.The Company will issue 745,712 shares of Common Stock to Novant Sub each time Privia Medical Group — North Carolina implements 1,000 providers in specified markets in North Carolina.
2.The Company will issue 372,856 shares of Common Stock to Novant Sub each time the Company and Novant Health enter a new state pursuant to a mutually agreed business plan developed for such state.
3.The Company will issue 745,712 shares of Common Stock to Novant Sub each time the partnership between the Company and Novant Health for each new state implements 1,000 providers in specified core markets in such state.
The Equity Alignment Agreement will renew every four years, subject to the delivery of a third-party valuation opinion. The renewal will be required to use the same issuance triggers, but the number of shares may be adjusted to be consistent with the valuation opinion. The number of shares of Common Stock issuable to Novant Sub under the Equity Alignment Agreement and all renewals of the Equity Alignment Agreement will be subject to a total cap equal to 19.9% of the total number of shares of Common Stock outstanding as of the effective date of the Equity Alignment Agreement and as of the effective date of all renewals, whichever is lowest.
Any issuance of Common Stock to Novant Sub will not be registered under the Securities Act of 1933, as amended (the “Securities Act”), and will be made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.
ITEM 3. DEFAULT UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

Item 6.    EXHIBITS

Exhibit Number	Description

10.1	Form of PSU Award Agreement under the 2021 Omnibus Incentive Plan

10.2
Strategic Alignment Agreement, dated as of March 2, 2023, by and between Privia Health Group, Inc. and ChoiceHealth, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 7, 2023)

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

Privia Health Group, Inc.

Dated:	May 04, 2023	/s/ David Mountcastle
Name: David Mountcastle
Title: Executive Vice President, Chief Financial Officer and Authorized Officer