Form 10-Q
period 2023-06-30
Privia Health Group, Inc.
filed 2023-08-03
CIK 1759655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 28, 2023, the registrant had outstanding 117,363,208 shares of common stock.

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

Part I - Financial Information
ITEM 1. FINANCIAL STATEMENTS
Privia Health Group, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$317,945	$347,992
Accounts receivable	319,839	189,604
Prepaid expenses and other current assets	16,216	14,366
Total current assets	654,000	551,962
Non-current assets:
Property and equipment, net	2,876	3,386
Right-of-use asset	7,555	8,089
Intangible assets, net	96,238	57,387
Goodwill	135,050	126,938
Deferred tax asset	37,109	40,368
Other non-current assets	4,746	4,683
Total non-current assets	283,574	240,851
Total assets	$937,574	$792,813

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$48,870	$52,837
Provider liability	306,368	208,424
Operating lease liabilities, current	3,206	3,013
Total current liabilities	358,444	264,274
Non-current liabilities:
Operating lease liabilities, non-current	6,508	8,490
Other non-current liabilities	1,313	1,000
Total non-current liabilities	7,821	9,490
Total liabilities	366,265	273,764
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.01 par value, 1,000,000,000 and 1,000,000,000 shares authorized; 117,106,892 and 114,690,808 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	1,171	1,148
Additional paid-in capital	726,156	714,639
Accumulated deficit	(202,095)	(216,693)
Total Privia Health Group, Inc. stockholders’ equity	525,232	499,094
Non-controlling interest	46,077	19,955
Total stockholders’ equity	571,309	519,049
Total liabilities and stockholders’ equity	$937,574	$792,813
The accompanying notes are an integral part of these condensed consolidated financial statements.

Privia Health Group, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Revenue	$413,351	$335,536	$799,627	$649,337

Operating expenses:
Provider expense	321,718	259,311	623,973	501,498
Cost of platform	50,200	42,384	94,930	83,656
Sales and marketing	5,956	4,819	11,242	9,480
General and administrative	26,808	33,107	52,759	69,217
Depreciation and amortization	1,690	1,165	3,030	2,283
Total operating expenses	406,372	340,786	785,934	666,134
Operating income (loss)	6,979	(5,250)	13,693	(16,797)
Interest (income) expense, net	(817)	663	(2,630)	895
Income (loss) before provision for income taxes	7,796	(5,913)	16,323	(17,692)
Provision for income taxes	1,436	5,468	3,561	11,776
Net income (loss)	6,360	(11,381)	12,762	(29,468)
Less: loss attributable to non-controlling interests	(914)	(906)	(1,836)	(1,483)
Net income (loss) attributable to Privia Health Group, Inc.	$7,274	$(10,475)	$14,598	$(27,985)
Net income (loss) per share attributable to Privia Health Group, Inc. stockholders – basic	$0.06	$(0.10)	$0.13	$(0.26)
Net income (loss) per share attributable to Privia Health Group, Inc. stockholders – diluted	$0.06	$(0.10)	$0.12	$(0.26)
Weighted average common shares outstanding – basic	116,161,251	108,685,835	115,588,313	108,374,181
Weighted average common shares outstanding – diluted	124,570,875	108,685,835	124,467,343	108,374,181
The accompanying notes are an integral part of these condensed consolidated financial statements.

Privia Health Group, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands except share amounts)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity attributable to Privia Health Group, Inc.	Non-controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2021	107,837,741	$1,078	$633,902	$(208,108)	$426,872	$23,309	$450,181
Issuance of common stock upon exercise of stock options	435,030	5	794	—	799	—	799
Stock-based compensation expense	—	—	24,881	—	24,881	—	24,881
Contributed non-controlling interest	—	—	—	—	—	125	125
Net loss	—	—	—	(17,510)	(17,510)	(577)	(18,087)
Balance at March 31, 2022	108,272,771	1,083	659,577	(225,618)	435,042	22,857	457,899
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	1,309,963	13	2,105	—	2,118	—	2,118
Stock-based compensation expense	—	—	18,470	—	18,470	—	18,470
Net loss	—	—	—	(10,475)	(10,475)	(906)	(11,381)
Balance at June 30, 2022	109,582,734	$1,096	$680,152	$(236,093)	$445,155	$21,951	$467,106

Balance at Balance at December 31, 2022	114,690,808	$1,148	$714,639	$(216,693)	$499,094	$19,955	$519,049
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	779,153	11	1,466	—	1,477	—	1,477
Stock-based compensation expense	—	—	5,381	—	5,381	—	5,381
Contributed non-controlling interest	—	—	—	—	—	24,212	24,212
Net income (loss)	—	—	—	7,324	7,324	(922)	6,402
Balance at March 31, 2023	115,469,961	1,159	721,486	(209,369)	513,276	43,245	556,521
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	1,636,931	12	4,294	—	4,306	—	4,306
Stock-based compensation expense	—	—	9,247	—	9,247	—	9,247
Repurchase of non-controlling interest	—	—	(8,871)	—	(8,871)	3,177	(5,694)
Contributed non-controlling interest	—	—	—	—	—	569	569
Net income (loss)	—	—	—	7,274	7,274	(914)	6,360
Balance at June 30, 2023	117,106,892	$1,171	$726,156	$(202,095)	$525,232	$46,077	$571,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

Privia Health Group, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income (loss)	$12,762	$(29,468)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	581	615
Amortization of intangibles	2,449	1,668
Amortization of debt issuance costs	—	687
Stock-based compensation	14,628	43,351
Deferred tax expense	3,259	11,542
Changes in asset and liabilities:
Accounts receivable	(130,235)	(96,487)
Prepaid expenses and other current assets	(1,850)	(6,491)
Other non-current assets and right-of-use asset	473	2,225
Accounts payable and accrued expenses	(3,967)	(5,651)
Provider liability	97,944	81,169
Operating lease liabilities	(1,789)	(1,263)
Other long-term liabilities	(32)	—
Net cash (used in) provided by operating activities	(5,777)	1,897
Cash from investing activities
Purchases of property and equipment	(72)	(73)
Business Acquisitions, net of cash acquired	(24,856)	—
Net cash used in investing activities	(24,928)	(73)
Cash flows from financing activities
Repayment of note payable	—	(33,250)
Proceeds from exercised stock options	5,783	2,917
Repurchase of non-controlling interest	(5,694)	—
Proceeds from non-controlling interest	569	125
Net cash provided by (used in) financing activities	658	(30,208)
Net decrease in cash and cash equivalents	(30,047)	(28,384)
Cash and cash equivalents at beginning of period	347,992	320,577
Cash and cash equivalents at end of period	$317,945	$292,193

Supplemental disclosure of cash flow information:
Interest paid	$57	$647
Income taxes paid	$599	$245

The accompanying notes are an integral part of these condensed consolidated financial statements.

Privia Health Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1.Organization and Summary of Significant Accounting Policies
Organization
Privia Health Group, Inc. (“Privia Health”, “Privia”, or the “Company”) is a technology-driven, national physician-enablement company that collaborates with medical groups, health plans, and health systems to optimize physician practices, improve patient experiences, and reward doctors for delivering high-value care in both in-person and virtual care settings (the “Privia Platform”).
The Company uses the same operational and financial model in each market it operates in. As of June 30, 2023, Privia operates in thirteen markets: 1) the Mid-Atlantic Region (states of Virginia, Maryland and the District of Columbia); 2) Georgia; 3) the Gulf Coast Region (Houston, Texas); 4) North Texas (Dallas/Fort Worth, Texas); 5) West Texas (Abilene, Texas); 6) Central Florida; 7) Tennessee; 8) California; 9) Montana; 10) Ohio; 11) North Carolina; 12) Delaware; and 13) Connecticut.
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
The results of operations for the six months ended June 30, 2023, are not indicative of the results to be expected for the full fiscal year ending December 31, 2023. The condensed consolidated balance sheet at December 31, 2022, was derived from audited annual financial statements but does not contain all disclosures required by GAAP. In the opinion of management, all adjustments (consisting of only normal and recurring adjustments) considered necessary for a fair statement have been included.
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
The Company evaluated its relationship with (a) Non-Owned Medical Groups (not including Friendly Medical Groups) and their Affiliated Practices, (b) Friendly Medical Groups and their Affiliated Practices, and (c) Affiliated Practices associated with Owned Medical Groups to determine if any of these entities should be subject to consolidation. The Company does not have ownership interest in any Affiliated Practices (whether those of Owned Medical Groups, Non-Owned Medical Groups or Friendly Medical Groups); nor does the Company have an ownership in Non-Owned Medical Groups. The Physician Member Services Agreement (“PMSA”) and support services agreement (“SSA”) entered by Non-Owned Medical Groups and Friendly Medical Groups with their Privia Physician members and the Affiliated Practices are not contractual relationships within Privia’s legal structure. The only contractual relationship between Privia and Non-Owned Medical Groups is established through the MSA. For Friendly Medical Groups, in addition to the MSA, the Company has a contractual relationship, evidenced by a restriction agreement (each a “Restriction Agreement”) with its Nominee Physicians and their respective Friendly Medical Groups. Management has determined, based on the provisions of the MSAs between the Company and Non-Owned Medical Groups, and after considering the requirements of Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“ASC 810”), the Company is not required to consolidate the financial position or results of operations of the Affiliated Practices associated with Owned Medical Groups; nor is it required to consolidate the financial position or results of operations of Non-Owned Medical Groups (and, therefore, the Company is not required to consolidate the Affiliated Practices of the Non-Owned Medical Groups). However, management has determined, based on the provisions of the Restriction Agreement on the Nominee Physician (Friendly PC), the governing documents of the Friendly Medical Groups, and after considering the requirements of ASC 810, that the Company should consolidate the financial position or results of operations of the Friendly Medical Groups and the Friendly PCs.
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
The characteristics of both (a) and (b) do not exist and as such the Non-Owned Medical Groups do not represent VIEs. Accordingly, the Company has not consolidated the financial position, results of operations or cash flows of the Non-Owned Medical Groups that are affiliated with the Company by means of a service agreement for the three and six months ended June 30, 2023 and 2022. Each time that it enters into a new service agreement or enters into a material amendment to an existing service agreement, the Company considers whether the terms of that agreement or amendment would change the elements it considers in accordance with the VIE guidance. The same analysis was performed for the Affiliated Practices of Owned Medical Groups, which have contractual relationships with Privia through the SSA, and the Company determined they do not represent VIEs as they do not meet the criteria in ASC 810 for similar reasons as those outlined above.
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
Privia Medical Group Tennessee, PLLC (“PMG-TN”) is a physician owned Medical Group, with PMG-TN Physicians, PLLC, a Tennessee professional limited liability company entirely owned by a licensed physician with a leadership role in the Company (“Friendly TN PC”), owning majority membership interests therein and having governance and control rights via the governing documents of PMG-TN. Again, the same analysis was performed, and the Company determined that characteristic (b) exists as a result of meeting (ii) and (iv) and as such, PMG-TN and Friendly TN PC do represent VIEs as they do meet the criteria in ASC 810.
The aggregated carrying value of the Company’s VIE’s for both the current assets and liabilities included in the consolidated balance sheets after elimination of intercompany transactions were $2.0 million as of June 30, 2023 and $1.4 million as of December 31, 2022.
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
Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Allocation of purchase consideration to identifiable assets and liabilities affects the Company’s amortization expense, as acquired finite-lived intangible assets are amortized over the useful life, whereas any indefinite lived intangible assets, including goodwill, are not amortized. During the measurement period, which is not to exceed one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. During February 2023, the Company completed an acquisition to expand into a new market. The consideration paid for the acquisition was derived through arm’s length negotiations. The Company’s acquisition was accounted for using the acquisition method pursuant to the requirements of FASB ASC Topic 805, Business Combinations (“ASC 805”). The results of operations of the acquisition have been included in the Company’s consolidated financial statements since their respective date of acquisition. For additional details, refer to Note 3 “Business Combinations.”
Non-Controlling Interest
The non-controlling interest represents the equity interest of the non-controlling equity holders in results of operations of Privia Management Services Organization, LLC, Privia Management Company Montana, LLC, BASS Privia Management Company of California, LLC, Privia Management Company West Texas, LLC, Privia Management Company North Carolina, LLC, Privia Management Company of Ohio, LLC, Privia Services Company Connecticut, LLC, Privia Quality Network Connecticut, LLC, Privia Quality Network Delaware, LLC and our Owned Medical Groups. The condensed consolidated financial statements include all assets, liabilities, revenues, and expenses of less-than-100%-owned affiliates where the Company has a controlling financial interest. The Company has separately reflected net income attributable to the non-controlling interests in net income in the condensed consolidated statements of operations.
Significant Accounting Policies
The Company described its significant accounting policies in Note 1 of the notes to consolidated financial statements for the year ended December 31, 2022 in the Annual Form 10-K. During the three and six months ended June 30, 2023, there were no significant changes to those accounting policies and estimates, other than those noted below.
Stock-Based Compensation
The Company accounts for share-based compensation in accordance with the expense recognition provisions of ASC 718, Compensation–Stock Compensation (“ASC 718”), which requires the issuer to recognize compensation expense for all share-based payments made to employees based on the fair value of the share-based payment at the date of grant. Up until April 2021, the estimated fair value of share-based payments granted to the Company’s employees was determined using the Monte-Carlo option pricing model, which requires inputs based on certain subjective assumptions, including expected term of the option, expected stock price volatility, the risk free interest rate for a period that approximates the expected term of the option and the Company’s expected dividend yield (See Note 10, “Stockholders’ Equity”). The share-based payments granted or modified prior to April 2021 to employees of the Company do not have quoted market prices, and changes in subjective input assumptions can materially affect the fair value estimate. Since April 2021, the Company has estimated the fair value of the options granted to Company’s employees and contractors using the Black-Scholes option-pricing model. Option valuation models require several inputs, such as the expected stock price volatility, the fair value of the stock, the risk free rate, the expected term of the award and the dividend yield. The Company records share-based compensation forfeitures as a reversal of previously recognized compensation expense as the forfeitures occur. For additional details, refer to Note 10 “Stockholders’ Equity.”
The Company issued certain performance stock units ("PSUs") during the second quarter of 2023. The awards will vest based on the satisfaction of certain service conditions, performance-based conditions, and market conditions. The Company has identified certain performance metrics associated with these awards and certain targets will be fully established at a future date. The Company has determined that the service inception date precedes the grant date for these awards as (a) the awards were authorized prior to establishing an accounting grant date, (b) the recipients began providing services prior to the grant date, and (c) there are performance conditions that, if not met by the accounting grant date, will result in the forfeiture of the awards. As the service inception date precedes the accounting grant date, the Company recognizes stock-based compensation expense over the requisite service period based on the estimated fair value at each reporting date.
Recently Adopted Accounting Pronouncements
None.
Recently Issued Accounting Pronouncements Pending Adoption
None.
2. Revenue Recognition
The following table presents our revenues disaggregated by source:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in Thousands)	2023	2022	2023	2022
FFS-patient care	$230,987	$211,286	$458,776	$415,630
FFS-administrative services	27,172	23,635	53,568	46,641
Capitated revenue	86,695	57,738	164,955	106,068
Shared savings	52,846	32,094	96,774	60,053
Care management fees	13,568	9,476	22,126	18,280
Other revenue	2,083	1,307	3,428	2,665
Total revenue	$413,351	$335,536	$799,627	$649,337

Fee-for-service (“FFS”) patient care is primarily generated from third-party payers with which the Company has established contractual billing arrangements. The following table presents the approximate percentages by source of net revenue received for healthcare services we provided for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Commercial insurers	69%	69%	69%	70%
Government payers	15%	16%	15%	15%
Patient	16%	15%	16%	15%
	100%	100%	100%	100%
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

Contract Asset
The Company has the following contract assets and unearned revenue:

(Dollars in Thousands)	June 30, 2023	December 31, 2022
Balances for contracts with customers
Accounts receivable	$319,839	$189,604
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
3. Business Combinations
During February 2023, the Company entered into the Connecticut market through the acquisition of Privia Quality Network Connecticut (“PQN-CT”), whereby Privia acquired a majority ownership in PQN-CT. The acquisition was accounted for using the acquisition method pursuant to the requirements of ASC 805. The results of operations of the acquisition have been included in the Company’s consolidated financial statements since the date of acquisition. Unaudited pro_forma consolidated financial information for the acquisition during the six months ended June 30, 2023 have not been included as the results are immaterial.
The purchase price for the acquisition was allocated as follows:

(Dollars in thousands)	Total Acquisitions as of June 30, 2023
Cash paid	$24,856
Other Liabilities	344
Total consideration	$25,200

Payer contract intangible	$41,300
Goodwill	8,112
Fair value of non-controlling interests	(24,212)
Total acquired net assets	$25,200
The goodwill relating to this acquisition is primarily attributable to synergies related to the assembled workforce. Goodwill is measured as the excess of the consideration transferred over the fair value of assets acquired and liabilities assumed on the acquisition date.
4. Goodwill and Intangible Assets, Net
For the purposes of the goodwill impairment assessment, the Company as a whole is considered to be a reporting unit. The Company recognizes the excess of the purchase price, plus the fair value of any non-controlling interests in the acquiree, over the fair value of identifiable net assets acquired as goodwill. The Company performs a qualitative assessment on goodwill at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. If it is determined in the qualitative assessment that the fair value of a reporting unit is more likely than not below its carrying amount, then the Company will perform a quantitative impairment test. The quantitative goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. Any excess in the carrying value of a reporting unit’s goodwill over its fair value is recognized as an impairment loss, limited to the total amount of goodwill allocated to that reporting unit. The Company’s carrying value of goodwill at June 30, 2023 and December 31, 2022 was approximately $135.1 million and $126.9 million, respectively. No indicators of impairment were identified during the six months ended June 30, 2023 and 2022.
During February 2023, the Company entered into the Connecticut market through the acquisition of Privia Quality Network Connecticut (“PQN-CT”), whereby Privia acquired majority ownership in PQN-CT. During the first quarter of 2023 the Company recorded Goodwill of $8.1 million in connection with the acquisition, which represents the excess of the purchase price over the fair value of the net assets acquired.

A summary of the Company’s intangible assets is as follows:

	June 30, 2023		December 31, 2022
(Dollars in thousands)	Intangible Assets	Accumulated Amortization	Intangible Assets	Accumulated Amortization
Trade names	$4,600	$2,032	$4,600	$1,917
Consumer customer relationships	2,500	2,208	2,500	2,083
PMG customer relationships	600	221	600	208
Management Service Agreement (Complete MD)	2,200	1,066	2,200	997
Physician network	1,520	177	1,520	127
Payer contracts	2,750	229	2,750	164
MSO Service Agreement (BPMC)	51,800	4,317	51,800	3,087
Payer contracts (PQN-CT)	41,300	$782	—	$—
	107,270	$11,032	65,970	$8,583
Less accumulated amortization	(11,032)		(8,583)
Intangible assets, net	$96,238		$57,387
The remaining weighted average life of all amortizable intangible assets is approximately 19.1 years at June 30, 2023.
Amortization expense for intangible assets was approximately $1.4 million and $0.9 million for the three months ended June 30, 2023 and 2022, respectively, and $2.4 million and $1.7 million for the six months ended June 30, 2023 and 2022, respectively.
Estimated amortization expense for the Company’s intangible assets for the following five years is as follows:

(Dollars in Thousands)
Remainder of 2023	$2,609
2024	5,135
2025	4,969
2026	4,969
2027	4,969
Thereafter	73,587
Total	$96,238
5. Property and Equipment, Net
A summary of the Company’s property and equipment, net is as follows:

(Dollars in Thousands)	June 30, 2023	December 31, 2022
Furniture and fixtures	$1,402	$1,402
Computer equipment	1,657	1,657
Leasehold improvements	4,927	4,855
	7,986	7,914
Less accumulated depreciation and amortization	(5,110)	(4,528)
Property and equipment, net	$2,876	$3,386
6. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

(Dollars in Thousands)	June 30, 2023	December 31, 2022
Accounts payable	$5,359	$6,731
Accrued employee compensation and benefits	7,051	6,177
Bonuses payable	7,569	15,203
Other accrued expenses	28,891	24,726
Total accounts payable and accrued expenses	$48,870	$52,837

7. Provider Liability
Provider liability, represents costs payable to physicians, hospitals and other ancillary providers, including both Privia physicians (and their related physician practices), and providers the Company has contracted with through payer partners. Those costs include amounts that have not yet been paid for physician guaranteed payments and other required distributions pursuant to the service agreements as well as medical claims costs for services provided to attributed beneficiaries for which the Company is financially responsible under at-risk Capitated revenue arrangements whether paid directly by the Company or indirectly by payers with whom the Company has contracted. Provider expenses are recognized in the period in which services are provided and include estimates of claims that have been incurred but have either not yet been received, processed, or paid and as such, not reported.
Provider liability estimates are developed using actuarial methods commonly used by health insurance actuaries that include a number of factors and assumptions including medical service utilization trends, changes in membership, observed medical cost trends, historical claim payment patterns and other factors.
Each period, the Company re-examines previously established provider liability estimates based on actual claim submissions and other changes in facts and circumstances. As more complete claims information becomes available, the Company adjusts its estimates and recognizes those changes in estimates in the period in which the change is identified. The difference between the estimated liability and the actual settlements of claims is recognized in the period in which the claims are settled. The Company’s provider liability balance represents management’s best estimate of its liability for unpaid Provider expenses as of June 30, 2023 and 2022. The Company uses judgment to determine the appropriate assumptions for developing the required estimates.
The Company’s liabilities for unpaid medical claims under at-risk capitation arrangements, which are included in Provider liability in the Company’s condensed consolidated balance sheets, were as follows:

	June 30,
(Dollars in Thousands)	2023	2022
Balance, beginning of period	$28,617	$—
Incurred health care costs
Current year	161,016	106,068
Prior years	6,360	—
Total claims incurred	$167,376	$106,068
Claims Paid
Current year	(102,326)	(72,041)
Prior years	(30,467)	—
Total claims paid	$(132,793)	$(72,041)
Balance, end of period	$63,200	$34,027
8. Note Payable
On November 15, 2019, the Company entered into a Credit Agreement (the “Original Credit Agreement”) by and among Privia Health, LLC, as the borrower, PH Group Holdings Corp.and certain subsidiaries of Privia Health, LLC, as guarantors, Silicon Valley Bank, as administrative agent and collateral agent (the “Administrative Agent”). On August 27, 2021, the Company and certain of its subsidiaries entered into an assumption agreement and third amendment (the “Third Amendment”) to the Original Credit Agreement (as amended by the Third Amendment, the “Credit Agreement”). Pursuant to the Third Amendment, the Company became the parent guarantor under the Credit Agreement and granted the Administrative Agent a first-priority security interest on substantially all of its real and personal property, subject to permitted liens.
On March 16, 2023, the Company provided notice to terminate the Credit Agreement. As of March 16, 2023, the Company had no borrowings and no letters of credit outstanding under the Credit Agreement. The Company did not incur any early termination penalties in connection with the termination of the Credit Agreement.

9. Income Taxes
The Company recorded a provision for income tax of $1.4 million and $5.5 million for the three months ended June 30, 2023 and 2022, respectively, and $3.6 million and $11.8 million for the six months ended June 30, 2023 and 2022, respectively. This represents an effective tax rate of 21.8% and (66.6)% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rates for the three and six months ended June 30, 2023, and 2022, respectively, differ from the statutory U.S. federal income tax rate of 21% primarily due to 162(m) limitations, state income taxes, and excess tax benefits related to equity award vesting and exercise events.
Management considers both positive and negative evidence when evaluating the recoverability of our deferred tax assets (“DTAs”). The assessment is required to determine whether, based on all available evidence, it is more likely than not (i.e., greater than a 50% probability) that all or some portion of the DTAs will be realized in the future. As of June 30, 2023 and December 31, 2022, the weight of all available positive evidence was greater than the weight of all negative evidence, so a valuation allowance against the deferred tax asset was not recorded.
10. Stockholders’ Equity
Novant Health Private Placement
On March 2, 2023, the Company entered into a strategic alignment agreement (the “Equity Alignment Agreement”) with ChoiceHealth, Inc. (“Novant Sub”), a subsidiary of Novant Health, Inc. (“Novant Health”), in connection with the strategic partnership between the Company and Novant Health entered into in November 2022 to launch Privia Medical Group — North Carolina.
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
On April 1, 2021, contingent on the consummation of the intial public offering ("IPO”), the Board of Directors approved a modification to the PH Group Parent Corp. Stock Option Plan of the vesting conditions of certain outstanding stock option grants to certain employees and consultants. The modification accelerated by one year any time vested options that were not previously 100% vested and modified the vesting condition of the performance based options to vest 60% at IPO, 20% 12 months after IPO and 20% 18 months after the IPO. The modification also accelerated the CEO’s time based options by an additional four months such that 100% of his time based options are vested. The Company recognized stock-based compensation of $195.1 million in the second quarter of 2021 related to these modifications and recognized an additional $89.9 million of additional stock compensation expense over the eighteen months following the completion of the IPO.

2021 Omnibus Incentive Plan
On April 6, 2021, the Company approved the Privia Health Group, Inc. 2021 Omnibus Incentive Plan (the “Plan”) which permits awards up to 10,278,581 shares of Common Stock. The Plan also allows for an automatic increase on the first day of each fiscal year following the effective date of the Plan by an amount equal to the lesser of (i) 5% of outstanding shares on December 31 of the immediately preceding fiscal year or (ii) such number of shares as determined by the Company’s Compensation Committee in its discretion. The Plan provides for the granting of stock options at a price equal to at least 100% of the fair market value of Common Stock as of the date of grant. The Plan also provides for the granting of Stock Appreciation Rights, Restricted Stock, Restricted Stock Units (“RSUs”), Performance Awards and other cash-based or other stock-based awards, all of which must be granted at not less than the fair market value of Common Stock as of the date of grant. Participants in the Plan may include employees, consultants, other service providers and non-employee directors. On the effective date of the IPO, the Company issued 1,183,871 restricted stock units at the offering price and 3,683,217 options, with an exercise price equal to the offering price. These issuances are expected to generate stock-based compensation expense of $62.3 million to be recognized over the next four years starting on the effective date of the IPO, as both the RSUs and stock options vest. The Plan is intended as the successor to and continuation of the PH Parent Option Plan. No additional stock awards will be granted under the PH Parent Option Plan.
2021 Employee Stock Purchase Plan
In April 2021, the Company’s Board of Directors approved the Company’s 2021 Employee Stock Purchase Plan (“2021 ESPP”). The 2021 ESPP became effective upon the execution of the underwriting agreement for the Company’s IPO in April 2021 (the “Effective Date”). Per the 2021 ESPP, employees may purchase Common Stock from the Company, which may be newly issued shares, treasury shares or shares acquired on the open market. The Compensation Committee may elect to increase the total number of Shares available for purchase under the 2021 ESPP as of the first day of each Company fiscal year following the Effective Date in an amount equal to up to one percent (1%) of the shares issued and outstanding on the immediately preceding December 31; provided that the maximum number of shares that may be issued under the 2021 ESPP in any event shall be 10,278,581 shares. As of June 30, 2023, the Company has reserved 1,027,858 shares of Common Stock for issuance under the 2021 ESPP. As of June 30, 2023, no shares have been issued under this plan.
Stock option activity
The following table summarizes stock option activity under the PH Parent Option Plan and the Plan:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2022	13,176,721	$7.86	9.02	$197,695
Granted	—	—
Exercised	(1,969,629)	2.73
Forfeited	(196,040)	22.78
Balance at June 30, 2023	11,011,052	$8.51	8.32	$194,324
Exercisable June 30, 2023	8,683,336	$4.65	8.47	$186,453
RSU Activity
The following table summarizes the RSU activity under the Plan:

	Number of Shares	Grant Date Fair Value
Unvested and outstanding at December 31, 2022	2,404,664	$23.81
Granted	1,023,121	27.75
Vested	(407,903)	23.85
Forfeited	(133,112)	23.86
Unvested and outstanding at June 30, 2023	2,886,770	$25.20

PSU Activity
The following table summarizes the PSU activity under the Plan:

	Number of Shares	Grant Date Fair Value
Unvested and outstanding at December 31, 2022	—	$—
Granted[1]	525,091	28.15
Vested	—	—
Forfeited	—	—
Unvested and outstanding at June 30, 2023	525,091	$28.15
(1) During the six months ended June 30, 2023, Privia awarded RSUs in the form of PSUs to certain executive officers, market leaders and employees which vest after three years, subject to continued employment of the recipients and the achievement of certain performance metric targets. The Company has identified certain performance metrics associated with these awards and certain targets will be fully established at a future date. The Company has determined that the service inception date precedes the grant date for these awards as (a) the awards were authorized prior to establishing an accounting grant date, (b) the recipients began providing services prior to the grant date, and (c) there are performance conditions that, if not met by the accounting grant date, will result in the forfeiture of the awards. As the service inception date precedes the accounting grant date, the Company recognizes stock-based compensation expense over the requisite service period based on the fair value at each reporting date.

Stock-based compensation expense
Total stock-based compensation expense for the three months ended June 30, 2023 and 2022, was approximately $9.2 million and $18.5 million, respectively, and $14.6 million and $43.4 million for the six months ended June 30, 2023 and 2022, respectively. At June 30, 2023, there was approximately $90.4 million of unrecognized stock-based compensation expense related to unvested options, RSUs and PSUs, net of forfeitures, that is expected to be recognized over a weighted-average period of 1.3 years.
Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in Thousands)	2023	2022	2023	2022
Cost of platform	$3,186	$3,664	$5,293	$8,287
Sales and marketing	696	741	1,097	1,529
General and administrative	5,365	14,065	8,238	33,535
Total stock-based compensation	$9,247	$18,470	$14,628	$43,351
11. Related-Party Transactions
On November 3, 2022, the Company announced a strategic partnership with Novant Health Enterprises, a division of Novant Health, to launch Privia Medical Group – North Carolina for independent providers throughout North Carolina. A member of our board of directors is a member of the board of trustees of Novant Health. No revenue or expense was recognized related to Novant Health for the six months ended June 30, 2023.
12. Commitments and Contingencies
There are no material commitments and contingencies as of June 30, 2023.
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
The Company receives payment for medical services provided to patients by its physicians through contracts with payers. Six payers within the network accounted for approximately 74% of such payments for each of the three and six month periods ended June 30, 2023 and 2022. The Company evaluates accounts receivable to determine if they will ultimately be collected. In performing this evaluation, significant judgments and estimates are involved, such as past experience, credit quality, age of the receivable balance and current economic conditions that may affect ability to pay. As of June 30, 2023 and December 31, 2022, the Company had six payers within the network that made up approximately 71% and 67% of accounts receivable, respectively.

14. Net Income (Loss) Per Share
A reconciliation of net income (loss) available to common shareholders and the number of shares in the calculation of basic and diluted earnings (loss) per share was calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except for share and per share amounts)	2023	2022	2023	2022
Net income (loss) attributable to Privia Health Group, Inc. common stockholders	$7,274	$(10,475)	$14,598	$(27,985)
Weighted average common shares outstanding - basic	116,161,251	108,685,835	115,588,313	108,374,181
Weighted average common share outstanding - diluted	124,570,875	108,685,835	124,467,343	108,374,181
Earnings (loss) per share attributable to Privia Health Group, Inc. common stockholders – basic	$0.06	$(0.10)	$0.13	$(0.26)
Earnings (loss) per share attributable to Privia Health Group, Inc. common stockholders – diluted	$0.06	$(0.10)	$0.12	$(0.26)
The treasury stock method is used to consider the effect of the potentially dilutive stock options. The following outstanding shares of potentially dilutive securities were excluded from computation of diluted loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Six Months Ended June 30,
	2023	2022
Potentially dilutive stock options to purchase common stock, RSUs and PSUs	6,013,289	20,195,513
Total potentially dilutive shares	6,013,289	20,195,513

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
We provide management services to each Medical Group through a local MSO established with the objective of maximizing the independence and autonomy of our Affiliated Practices, while providing Medical Groups with access to VBC opportunities either directly or through Privia-owned Accountable Care Organizations (“ACOs”). We have national committees that distribute quality guidance, and we employ Chief Medical Officers who provide clinical oversight and direction over the clinical affairs of the Owned Medical Groups. Additionally, we hold the provider contracts, maintain the patient records, set reimbursement rates, and negotiate payer contracts on behalf of the Owned Medical Groups and the owned ACOs.
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
GAAP Financial Measures
•    Revenue was $413.4 million and $335.5 million for the three months ended June 30, 2023 and 2022, respectively, and $799.6 million and $649.3 million for the six months ended June 30, 2023 and 2022, respectively;
•    Gross profit was $90.2 million and $75.4 million for the three months ended June 30, 2023 and 2022, respectively, and $173.2 million and $146.2 million for the six months ended June 30, 2023 and 2022, respectively;
•    Operating income (loss) was $7.0 million and $(5.3) million for the three months ended June 30, 2023 and 2022, respectively, and $13.7 million and $(16.8) million for the six months ended June 30, 2023 and 2022, respectively; and
•    Net income (loss) attributable to Privia Health Group, Inc. was $7.3 million and $(10.5) million, for the three months ended June 30, 2023 and 2022, respectively, and $14.6 million and $(28.0) million for the six months ended June 30, 2023 and 2022, respectively.
Key Metrics and Non-GAAP Financial Measures
•    Practice Collections were $700.0 million and $615.5 million for the three months ended June 30, 2023 and 2022, respectively, and $1.36 billion and $1.18 billion for the six months ended June 30, 2023 and 2022, respectively;
•    Care Margin was $91.6 million and $76.2 million for the three months ended June 30, 2023 and 2022, respectively, and $175.7 million and $147.8 million for the six months ended June 30, 2023 and 2022, respectively;

•    Platform Contribution was $44.6 million and $37.5 million for the three months ended June 30, 2023 and 2022, respectively, and $86.0 million and $72.5 million for the six months ended June 30, 2023 and 2022, respectively; and
•    Adjusted EBITDA was $19.3 million and $15.5 million for the three months ended June 30, 2023 and 2022, respectively, and $36.2 million and $30.3 million for the six months ended June 30, 2023 and 2022, respectively.
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
FFS Revenue
We generate FFS-patient care revenue when we collect reimbursements for FFS medical services provided by Privia Providers. Our agreements with our providers have a multi-year term length and we have historically experienced a 95% provider retention rate, both of which lead to a highly predictable and recurring revenue model. Our FFS contracts with payer partners typically contain annual rate inflators and enhanced commercial FFS rates given our scale in each of our markets. As a result of receiving these rate inflators and enhancements, if we continue to be successful in expanding our provider base, we expect revenue will grow year-over-year in absolute dollars. In addition, in our FFS-patient care revenue, we include collections generated from ancillary services such as clinical laboratory, imaging and pharmacy operations. We also generate FFS-administrative services revenue by providing administration and management services to medical groups which are not owned or consolidated by us. FFS-patient care revenue represented 55.9% and 63.0% of total revenue for the three months ended June 30, 2023 and 2022, respectively, and 57.4% and 64.0% for the six months ended June 30, 2023 and 2022, respectively. FFS-administrative services revenue represented 6.6% and 7.0% of total revenue for the three months ended June 30, 2023 and 2022, respectively, and 6.7% and 7.2% for the six months ended June 30, 2023 and 2022, respectively.
VBC Revenue
Over time, we create incremental value for our provider partners by enabling them to succeed in VBC arrangements. We generate VBC revenue when our Privia Providers are reimbursed through traditional FFS Medicare, MSSP, Medicare Advantage, commercial payers and other existing and emerging direct payer and employer contracting programs. The revenue is primarily collected in the form of (i) Capitated revenue earned by providing healthcare services to Medicare Advantage attributed beneficiaries for a defined group of services including professional, institutional and pharmacy through a contract that is typically known as an “at-risk contract,” (ii) Shared savings earned based on improved quality and lower cost of care for our attributed lives in VBC incentive arrangements and (iii) Care management fees to cover costs of services typically not reimbursed under traditional FFS payment models, including population management, care coordination, advanced technology and analytics. VBC revenue represented 37.0% and 29.6% of total revenue for the three months ended June 30, 2023 and 2022, respectively, and 35.5% and 28.4% for the six months ended June 30, 2023 and 2022, respectively. We expect VBC revenue to continue to increase as a percentage of total revenue as we grow total Attributed Lives under management as well as increase risk levels undertaken across value-based arrangements.
Other Revenue
The remainder of our revenue is derived from leveraging our existing base of providers and patients to deliver value-oriented services such as virtual visits, virtual scribes and coding. Other revenue represented 0.5% and 0.4% of total revenue for the three months ended June 30, 2023 and 2022, respectively, and 0.4% for the six months ended June 30, 2023 and 2022, respectively.
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
Key Metrics

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Implemented Providers (as of end of period)	3,870	3,541	3,870	3,541
Attributed Lives (in thousands) (as of end of period)	1,084	856	1,084	856
Practice Collections (1) ($ in millions)	$700.0	$615.5	$1,358.9	$1,177.3
(1) We define Practice Collections as the total collections from all practices in all markets and all sources of reimbursement (FFS, VBC and other) that we receive for delivering care and providing our platform and associated services. Practice Collections differ from revenue by including collections from Non-Owned Medical Groups.
Implemented Providers
We define Implemented Providers as the total of all service professionals on Privia Health’s platform at the end of a given period who are credentialed by Privia Health and bill for medical services, in both Owned and Non-Owned Medical Groups during that period. This includes, but is not limited to, physicians, physician assistants, and nurse practitioners. We believe that growth in the number of Implemented Providers is a key indicator of the performance of our business and expected revenue growth. This growth depends, in part, on our ability to successfully add new practices in existing markets and expand into new markets. The number of Implemented Providers increased 9.3% as of June 30, 2023 compared to June 30, 2022, due to organic growth in our healthcare delivery business as well as our entrance into the Connecticut market.
Attributed Lives
We define Attributed Lives as any patient that a payer deems attributed to Privia, in both Owned and Non-Owned Medical Groups, to deliver care as part of a VBC arrangement. The number of Attributed Lives is an important measure that impacts the amount of VBC revenue we receive. Attributed Lives increased 26.6% as of June 30, 2023 compared to June 30, 2022, due to our entrance into the Delaware and Connecticut markets, as well as organic growth.
Practice Collections
We define Practice Collections as the total collections from all practices in all markets and all sources of reimbursement (FFS, VBC and other) that we receive for delivering care and providing our platform and associated services. Practice Collections differ from revenue by adding collections from Non-Owned Medical Groups. FFS arrangements accounted for 74.8% and 78.0% of our practice collections for the three months ended June 30, 2023 and 2022, respectively, and 75.8% and 79.8% for the six months ended June 30, 2023 and 2022, respectively. VBC accounted for 24.9% and 21.8% of practice collections for the three months ended June 30, 2023 and 2022, respectively, and 24.0% and 20.1% for the six months ended June 30, 2023 and 2022, respectively.

Practice Collections increased 13.7% for the three months ended June 30, 2023 when compared to the same period in 2022 and 15.4% for the six months ended June 30, 2023 compared to the same period in 2022, due mainly to organic growth of our healthcare delivery business, our at-risk Capitated revenue contracts and as well as our entrance into the Connecticut market.
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(amounts in thousands, except for percentages)	2023	2022	2023	2022
Care Margin (1) ($)	$91,633	$76,225	$175,654	$147,839
Platform Contribution (1) ($)	$44,619	$37,505	$86,017	$72,470
Platform Contribution Margin (1) (%)	48.7%	49.2%	49.0%	49.0%
Adjusted EBITDA (1) ($)	$19,312	$15,534	$36,176	$30,335
Adjusted EBITDA Margin (1) (%)	21.1%	20.4%	20.6%	20.5%
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

Care Margin
We define Care Margin as Gross Profit excluding amortization of intangible assets. Gross Profit is defined as total revenue less provider expenses and amortization of intangible assets. Our Care Margin generated from FFS revenue is contractual and recurring in nature, and primarily based on an individually negotiated percentage of collections for each practice that joins Privia. Our Care Margin generated from VBC revenue is based on a percentage of care management fees and shared savings collected. We view Care Margin as all of the dollars available for us to manage our business, including providing administrative support to our practices, investing in sales and marketing to attract new providers to the Privia Platform, and supporting the organization through our corporate infrastructure. We expect Care Margin will grow year-over-year in absolute dollars as we continue to expand our provider base. We would also expect our care management and shared savings economics in our VBC arrangements to improve on a per patient basis as we manage towards lower total cost of care for our Attributed Lives and move towards higher risk VBC arrangements over time. Care Margin increased 20.2% for the three months ended June 30, 2023 when compared to the same period in 2022 due to organic growth of our medical practice business and an increase of 18.8% during the six months ended June 30, 2023 when compared to the same period in 2022 due to organic growth of our medical practice business. As a percentage of revenue, Care Margin decreased to 22.2% for the three months ended June 30, 2023 from 22.7% for the same period in 2022 and decreased to 22.0% as a percentage of revenue for the six months ended June 30, 2023, compared to 22.8% during the same period in 2022, in each case due to the addition of new at-risk capitation arrangements.

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
The following table provides a reconciliation of gross profit, the most closely comparable GAAP financial measure, to Care Margin.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited and amounts in thousands)	2023	2022	2023	2022
Revenue	$413,351	$335,536	$799,627	$649,337
Provider expense	(321,718)	(259,311)	(623,973)	(501,498)
Amortization of intangible assets	(1,399)	(856)	(2,449)	(1,668)
Gross Profit	$90,234	$75,369	$173,205	$146,171
Amortization of intangibles assets	1,399	856	2,449	1,668
Care margin	$91,633	$76,225	$175,654	$147,839
Platform Contribution
We define Platform Contribution as Gross Profit, excluding amortization of intangible assets, less Cost of platform and excluding stock-based compensation expense included in Cost of platform. The following table provides a reconciliation of gross profit, the most closely comparable GAAP financial measure, to Platform Contribution. We consider Platform Contribution to be an important measure to monitor our performance, specific to pricing of our services, direct costs of delivering care, and cost of our platform and associated services. As a provider spends a longer time on the Privia Platform, we expect the Platform Contribution from that provider to increase both in terms of absolute dollars as well as a percent of Care Margin. We expect that this increase will be driven by improving per provider revenue economics over time as well as our ability to generate operating leverage on our in-market infrastructure costs. Platform Contribution increased 19.0% for the three months ended June 30, 2023 when compared to the same period in 2022 and increased 18.7% for the six months ended June 30, 2023 when compared to the same period in 2022, in each case due to organic growth of our medical practice business and new market entry.
The following table provides a reconciliation of gross profit, the most closely comparable GAAP financial measure, to Platform Contribution:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited and amounts in thousands)	2023	2022	2023	2022
Revenue	$413,351	$335,536	$799,627	$649,337
Provider expense	(321,718)	(259,311)	(623,973)	(501,498)
Amortization of intangibles assets	(1,399)	(856)	(2,449)	(1,668)
Gross Profit	$90,234	$75,369	$173,205	$146,171
Amortization of intangibles assets	1,399	856	2,449	1,668
Cost of platform	(50,200)	(42,384)	(94,930)	(83,656)
Stock-based compensation(1)	3,186	3,664	5,293	8,287
Platform Contribution	$44,619	$37,505	$86,017	$72,470
(1) Amount represents stock-based compensation expense included in Cost of Platform.
Platform Contribution Margin
We define Platform Contribution Margin as Platform Contribution as a percentage of Care Margin. We consider Platform Contribution Margin to be an important measure to monitor our performance, specific to pricing of our services, direct costs of delivering care, and cost of our platform and associated services. As a provider spends a longer time on the Privia Platform, we expect the Platform Contribution from that provider to increase both in terms of absolute dollars as well as a percent of Care Margin. We expect that this increase will be driven by improving per provider revenue economics over time as well as our ability to generate operating leverage on our in-market infrastructure costs. Platform Contribution Margin was 48.7% for three months ended June 30, 2023 compared to 49.2% during the same period in 2022 and 49.0% for both the six months ended June 30, 2023 and 2022, respectively. We continue to make strategic investments to provide better service to both our patients and physicians at a pace slower than the increase in revenue.
In addition to our financial results determined in accordance with GAAP, we believe Platform Contribution and Platform Contribution Margin, each, a non-GAAP measure, are useful in evaluating our operating performance. We use Platform Contribution to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that these non-GAAP financial measure, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our business, results of operations or outlook. In particular, we believe that the use of Platform Contribution is helpful to our investors as they are metrics used by management in assessing the health of our business and our operating performance.
Adjusted EBITDA
We define Adjusted EBITDA as net income (loss) excluding interest income, interest expense, non-controlling interest expense / income, depreciation and amortization, stock-based compensation, severance, other one time or non-recurring expenses, employer taxes on equity vesting/exercises and the provision for income taxes. We include Adjusted EBITDA because it is an important measure by which our management assesses and believes investors should assess our operating performance. We consider Adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis. Adjusted EBITDA has limitations as an analytical tool including: (i) Adjusted EBITDA does not reflect the impact of stock-based compensation expense, and (ii) Adjusted EBITDA does not reflect interest expense on our debt or the cash requirements necessary to service interest or principal payments. Adjusted EBITDA increased 24.3% for the three months ended June 30, 2023, when compared to the same period in 2022 and 19.3% for the six months ended June 30, 2023 compared to the same period in 2022, in each case due to organic growth of our medical practice business and growth in our value based care business.
Adjusted EBITDA Margin
We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of Care Margin. We included Adjusted EBITDA Margin because it is an important measure by which our management assesses and believes investors should assess our operating performance. We consider Adjusted EBITDA Margin to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis. Adjusted EBITDA Margin was 21.1% for three months ended June 30, 2023 an increase from 20.4% for the same period in 2022 and 20.6% for the six months ended June 30, 2023 a slight increase from 20.5% for the same period in 2022 due to organic growth of our medical practice business and a focus on managing the investment in new expenses.
We believe that Adjusted EBITDA and Adjusted EBITDA Margin, when taken together with the corresponding GAAP financial measures, provides meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our business, results of operations or outlook. In particular, we believe that the use of Adjusted EBITDA and Adjusted EBITDA Margin is helpful to our investors as they are metrics used by management in assessing the health of our business and our operating performance.
The following table provides a reconciliation of net income (loss) attributable to the Company, the most closely comparable GAAP financial measure, to Adjusted EBITDA:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited and amounts in thousands)	2023	2022	2023	2022

Net income (loss)	$7,274	$(10,475)	$14,598	$(27,985)
Net loss attributable to non-controlling interests	(914)	(906)	(1,836)	(1,483)
Provision for income taxes	1,436	5,468	3,561	11,776
Interest (income) expense, net	(817)	663	(2,630)	895
Depreciation and amortization	1,690	1,165	3,030	2,283
Stock-based compensation	9,247	18,470	14,628	43,351
Other expenses(1)	1,396	1,149	4,825	1,498
Adjusted EBITDA	$19,312	$15,534	$36,176	$30,335

(1) Other expenses include employer taxes on equity vesting/exercises, legal, severance and certain non-recurring costs. Employer taxes on equity vesting/exercises of $0.8 million and $1.1 million were recorded for the three and six months ended June 30, 2023, respectively.

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

Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the three and six months ended June 30, 2023 and 2022.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023	2022	Change ($)	Change (%)	2023	2022	Change ($)	Change (%)
(in thousands)
Revenue	$413,351	$335,536	$77,815	23.2%	$799,627	$649,337	$150,290	23.1%
Operating expenses:
Provider expense	321,718	259,311	62,407	24.1%	623,973	501,498	122,475	24.4%
Cost of platform	50,200	42,384	7,816	18.4%	94,930	83,656	11,274	13.5%
Sales and marketing	5,956	4,819	1,137	23.6%	11,242	9,480	1,762	18.6%
General and administrative	26,808	33,107	(6,299)	(19.0)%	52,759	69,217	(16,458)	(23.8)%
Depreciation and amortization	1,690	1,165	525	45.1%	3,030	2,283	747	32.7%
Total operating expenses	406,372	340,786	65,586	19.2%	785,934	666,134	119,800	18.0%
Operating income (loss)	6,979	(5,250)	12,229	(232.9)%	13,693	(16,797)	30,490	(181.5)%
Interest (income) expense, net	(817)	663	(1,480)	(223.2)%	(2,630)	895	(3,525)	(393.9)%
Income (loss) before provision for income taxes	7,796	(5,913)	13,709	(231.8)%	16,323	(17,692)	34,015	(192.3)%
Provision for income taxes	1,436	5,468	(4,032)	(73.7)%	3,561	11,776	(8,215)	(69.8)%
Net income (loss)	6,360	(11,381)	17,741	(155.9)%	12,762	(29,468)	42,230	(143.3)%
Less: loss attributable to non-controlling interests	(914)	(906)	(8)	0.9%	(1,836)	(1,483)	(353)	23.8%
Net income (loss) attributable to Privia Health Group, Inc.	$7,274	$(10,475)	$17,749	(169.4)%	$14,598	$(27,985)	$42,583	(152.2)%
Revenue
The following table presents our revenues disaggregated by source:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(Dollars in Thousands)	2023	2022	Change ($)	Change (%)	2023	2022	Change ($)	Change (%)
FFS-patient care	$230,987	$211,286	$19,701	9.3%	$458,776	$415,630	$43,146	10.4%
FFS-administrative services	27,172	23,635	3,537	15.0%	53,568	46,641	6,927	14.9%
Capitated revenue	86,695	57,738	28,957	50.2%	164,955	106,068	58,887	55.5%
Shared savings	52,846	32,094	20,752	64.7%	96,774	60,053	36,721	61.1%
Care management fees (PMPM)	13,568	9,476	4,092	43.2%	22,126	18,280	3,846	21.0%
Other Revenue	2,083	1,307	776	59.4%	3,428	2,665	763	28.6%
Total Revenue	$413,351	$335,536	$77,815	23.2%	$799,627	$649,337	$150,290	23.1%
Three months ended June 30, 2023 and 2022
Revenue was $413.4 million for the three months ended June 30, 2023, an increase from $335.5 million for the three months ended June 30, 2022. Key drivers of this revenue growth include an increase in capitated revenue of $29.0 million during the three months ended June 30, 2023 due to the addition of new arrangements during 2023; shared savings revenue, which increased $20.7 million primarily due to more Attributed Lives in Medicare programs as well as continued strong performance in our value based care programs; FFS–patient care revenue and FFS-administrative services, which increased $19.7 million and $3.5 million, respectively, primarily attributable to the addition of new providers and increase in visit volume. As of June 30, 2023, we had 3,870 Implemented Providers compared to 3,541 as of June 30, 2022; and PMPM revenue, which increased $4.1 million which was primarily attributed to increased Attributed Lives.

Six months ended June 30, 2023 and 2022
Revenue was $799.6 million for the six months ended June 30, 2023, an increase from $649.3 million for the same period in 2022. Key drivers of this revenue growth include an increase in capitated revenue in 2023 of $58.9 million due to the addition of new arrangements during the first quarter of 2023; FFS–patient care revenue and FFS-administrative services, which increased $43.1 million and $6.9 million, respectively, due to the addition of new providers and increase in visit volumes; shared savings revenue, which increased $36.7 million primarily related to more Attributed Lives in Medicare programs as well as continued strong performance in our value based care programs; and PMPM, which increased $3.8 million primarily attributable to increased Attributed Lives.
Operating Expenses

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(Dollars in Thousands)	2023	2022	Change ($)	Change (%)	2023	2022	Change ($)	Change (%)
Operating Expenses:
Provider expense	$321,718	$259,311	$62,407	24.1%	$623,973	$501,498	$122,475	24.4%
Cost of platform	50,200	42,384	7,816	18.4%	94,930	83,656	11,274	13.5%
Sales and marketing	5,956	4,819	1,137	23.6%	11,242	9,480	1,762	18.6%
General and administrative	26,808	33,107	(6,299)	(19.0)%	52,759	69,217	(16,458)	(23.8)%
Depreciation and amortization expense	1,690	1,165	525	45.1%	3,030	2,283	747	32.7%
Total operating expenses	$406,372	$340,786	$65,586	19.2%	$785,934	$666,134	$119,800	18.0%
Provider expenses
Provider expenses were $321.7 million for the three months ended June 30, 2023 compared to $259.3 million for the same period in 2022, and $624.0 million for the six months ended June 30, 2023 compared to $501.5 million for the same period in 2022. The increase for both the three and six months ended June 30, 2023 compared to the same periods in 2022 was driven primarily by higher FFS-patient care revenue and growth in Implemented Providers and the addition of new capitated arrangements during the first quarter of 2023.
Cost of platform
Cost of platform expenses were $50.2 million for the three months ended June 30, 2023 compared to $42.4 million for the same period in 2022. The increase was driven by an increase in platform costs of $2.1 million, primarily related to an increase in Implemented Providers and an increase in salaries and benefits of $5.4 million related to continued growth during the three months ended June 30, 2023 compared the same period in 2022.
Cost of platform expenses were $94.9 million for the six months ended June 30, 2023 compared to $83.7 million for the same period in 2022. The increase was driven by an increase in platform costs of $5.3 million, primarily related to an increase in salaries and benefits of $8.9 million related to continued growth partially offset by a decrease of $3.0 million in stock-based compensation expense primarily related to the remaining pre-IPO stock option awards becoming fully vested during the fourth quarter of 2022.
Sales and marketing
Sales and marketing expenses were $6.0 million for the three months ended June 30, 2023 compared to $4.8 million for the same period in 2022. The increase was driven by an increase in salaries and benefits of $1.1 million during the three months ended June 30, 2023 compared to the same period in 2022.
Sales and marketing expenses were $11.2 million for the six months ended June 30, 2023 compared to $9.5 million for the same period in 2022. The increase was driven primarily by an increase in salaries and benefits of $1.7 million.
General and administrative
General and administrative expenses was $26.8 million for the three months ended June 30, 2023 compared to $33.1 million for the same period in 2022. The decrease was driven by the reduction of $8.7 million in stock-based compensation expense during the three months ended June 30, 2023 compared to the same period in 2022, primarily related to the remaining pre-IPO stock option awards becoming fully vested during the fourth quarter of 2022, partially offset by an increase in salaries and benefits of $1.6 million.
General and administrative expenses were $52.8 million for the six months ended June 30, 2023 compared to $69.2 million for the same period in 2022. The decrease was driven by the reduction of $25.3 million in stock-based compensation expense primarily related to the remaining pre-IPO stock option awards becoming fully vested during the fourth quarter of 2022, partially offset by an increase in professional services of $3.0 million related to additional consulting services, an increase in salaries and benefits of $2.9 million and various other immaterial expenses.
Depreciation and amortization expense
Depreciation and amortization expenses were $1.7 million for the three months ended June 30, 2023 compared to $1.2 million for the same period in 2022, and $3.0 million for the six months ended June 30, 2023 compared to $2.3 million for the same period in 2022. This increase was primarily driven by amortization of intangible assets related to the acquisition of Privia Quality Network Connecticut (“PQN-CT”) during the second quarter of 2023.
Interest (income) expense, net
Interest (income) expense was a net interest income amount of $(0.8) million for the three months ended June 30, 2023 compared to $0.7 million of interest expense for the same period in 2022, and $(2.6) million for the six months ended June 30, 2023 compared to $0.9 million for the same period in 2022. This change was primarily the result of the repayment of the Term Loan Facility at the end of June 2022 and the increase in the rate of interest earned on cash in our bank accounts.
Provision for income taxes
The provision for income taxes was $1.4 million for the three months ended June 30, 2023, a decrease from $5.5 million for the same period in 2022. The provision for income taxes for the three months ended June 30, 2023 is primarily the result of the pre-tax income offset by windfall tax benefits recorded on stock option exercises and RSU vesting during the quarter. The provision for income taxes for the three months ended June 30, 2022 is primarily the result of the pre-tax loss offset by the non-deductible stock-based compensation expense related to the modification of vesting terms of options in connection with the Company’s IPO during the second quarter of 2021 in addition to the windfall tax benefit recorded on stock option exercises.
The provision for income taxes was $3.6 million for the six months ended June 30, 2023, a decrease from the provision for income taxes of $11.8 million for the same period in 2022. The provision for income taxes for the six months ended June 30, 2023 is primarily the result of pre-tax income offset by non-deductible stock-based compensation expense related to the vesting terms of options in connection with the Company’s IPO and its impact on the annualized effective tax rate applied to the six months ended June 30, 2023. The provision income taxes for the six months ended June 30, 2022 is primarily the result of the pre-tax loss offset by the non-deductible stock-based compensation expense related to the modification of vesting terms of options in connection with the Company’s IPO during the second quarter of 2021 in addition to the windfall tax benefit recorded on stock option exercises.
Net loss attributable to non-controlling interests
Net loss attributable to non-controlling interests remained materially unchanged for the three months ended June 30, 2023 compared to the same period in 2022.
Net loss attributable to non-controlling interest was $(1.8) million for the six months ended June 30, 2023 an increase in loss from $(1.5) million compared to the same period in 2022. The change was primarily related to investments in new markets.
Liquidity and Capital Resources
General
To date, we have financed our operations principally through sale of our equity, payments received from various payers and through borrowings under the prior Credit Agreement. As of June 30, 2023, we had cash and cash equivalents of $317.9 million. Our cash and cash equivalents primarily consist of highly liquid investments in money market funds and cash.
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
Cash Flows
Our cash requirements within the next twelve months include provider liabilities, accounts payable and accrued liabilities, and purchase commitments and other obligations. We expect the cash required to meet these obligations to be primarily generated through cash flows from operations and our available cash. Based on current and anticipated levels of operations, we anticipate that net cash provided by operating activities, together with the available cash on hand at June 30, 2023, should be adequate to meet anticipated cash requirements for the short term (next 12 months) and long term (beyond 12 months).
The following table presents a summary of our condensed consolidated cash flows from operating, investing and financing activities for the periods indicated.

	For the Six Months Ended June 30,
	2023	2022
(in thousands)
Condensed Consolidated Statements of Cash Flows Data:
Net cash (used in) provided by operating activities	$(5,777)	$1,897
Net cash used in investing activities	(24,928)	(73)
Net cash provided by (used in) financing activities	658	(30,208)
Net decrease in cash and cash equivalents	$(30,047)	$(28,384)
Operating Activities
Net cash used in operating activities was $(5.8) million for the six months ended June 30, 2023, compared cash provided by operating activities of $1.9 million for the same period in 2022. Significant changes impacting net cash used in operating activities for the six months ended June 30, 2023 compared to the same period in 2022 were as follows:
•An increase in income of $42.2 million from income of $12.8 million for the six months ended June 30, 2023 compared to loss of $(29.5) million for the same period in 2022, primarily driven by the decrease in stock-based compensation expense during the six months ended June 30, 2023 when compared to the same period in 2022, primarily related to the remaining pre-IPO stock option awards becoming fully vested during the fourth quarter of 2022.

•An increase of $(130.2) million in accounts receivable, for the six months ended June 30, 2023 compared to the same period in 2022 of $(96.5) million, a difference of $(33.7) million. The increase is primarily driven by the addition of new at-risk capitation arrangements during the six months ended June 30, 2023 and an increase in FFS and VBC revenue.
•An increase of $97.9 million in provider liability for the six months ended June 30, 2023 compared to an increase of $81.2 million during the same period in 2022, a difference of $16.7 million. The increase is primarily due to an increase in provider expense related to shared savings and new at-risk capitation arrangements during the six months ended June 30, 2023.
Investing Activities
Net cash used in investing activities was $24.9 million for the six months ended June 30, 2023 compared to a de minimis amount during the same period in 2022, primarily due to Privia’s investment in one new market during the first quarter of 2023.
Financing Activities
Net cash provided by financing activities was $0.7 million for the six months ended June 30, 2023, an increase from net cash used in financing activities of $(30.2) million for financing activities for the same period in 2022. This increase primarily related to an increase in proceeds from stock options exercised of $2.9 million partially offset by the repurchase of non-controlling interest of $5.7 million and the use of cash to repay the Company’s Term Loan Facility during the six months ended June 30, 2022.
Contractual Obligations, Commitments and Contingencies
Operating Leases. The Company leases office space under various operating lease agreements. The initial terms of these leases range from 2 to 9 years and generally provide for periodic rent increases, renewal, and termination operations. Total rent expense under operating leases was $0.7 million for each of the three months ended June 30, 2023 and 2022, and $1.4 million and $1.3 million for the six months ended June 30, 2023 and 2022, respectively.
Off Balance Sheet Obligations. We do not have any off-balance sheet arrangements as of June 30, 2023.
Commitments and Contingencies. See Note 12, “Commitments and Contingencies” for further discussion on our commitments and contingencies.
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
Interest Rate Risk
Our primary market risk exposure is changing prime rate-based interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. As of June 30, 2023, the Company had no borrowing agreements and no letters of credit in place.
Inflation Risk
Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2023.
Changes to our Internal Controls over Financial Reporting
There were no changes made to the Company’s internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Novant Health Private Placement
On March 2, 2023, the Company entered into the “Equity Alignment Agreement” with Novant Sub, a subsidiary of Novant Health, in connection with the strategic partnership between the Company and Novant Health entered into in November 2022 to launch Privia Medical Group — North Carolina.
Pursuant to the Equity Alignment Agreement, Novant Sub will be entitled to receive, and the Company agreed to issue, shares of the Company’s Common Stock any time each of the following events occurs, in the following amounts:
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
ITEM 3. DEFAULT UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On June 2, 2023, Shawn Morris, the Company's Chief Executive Officer and a member of the Company's Board of Directors, adopted a new trading plan for the sale of securities that is intended to satisfy the affirmative defense conditions of Rule 10b5-1 of Exchange Act (the "New Morris Plan"). The first possible trade date under the New Morris Plan is October 1, 2023, and the end date of the New Morris Plan is June 27, 2024, for a duration of approximately nine months.  The aggregate amount of securities that may be sold under the New Morris Plan is 2,500,000.
No other officers or directors of the Company adopted, modified or terminated any trading plan during the second quarter of 2023.

Item 6.    EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Bylaws dated August 1, 2023 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on July 31, 2023

10.1
Employment Agreement fourth amendment between Privia Health Group, Inc. and Parth Mehrotra, dated June 23, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 29, 2023)

10.2	Relative TSR PSU Agreement, effective July 1, 2023 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 29, 2023)

10.3
Transition Agreement between Privia Health Group, Inc. and Shawn Morris, dated June 23, 2023 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on June 29, 2023)

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

Privia Health Group, Inc.

Dated:	August 03, 2023	/s/ David Mountcastle
Name: David Mountcastle
Title: Executive Vice President, Chief Financial Officer and Authorized Officer