Form 10-Q
period 2023-09-30
Privia Health Group, Inc.
filed 2023-11-03
CIK 1759655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 27, 2023, the registrant had outstanding 118,064,379 shares of common stock.

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
•our growth strategy, including acquisitions and strategic partnerships, which may not prove viable and we may not realize expected results;
•difficulties implementing our proprietary end-to-end, cloud-based technology solution (the “Privia Technology Solution”) for Privia Physicians (defined herein) and new Medical Groups;
•the high level of competition in our industry and our failure to compete and innovate;
•challenges in successfully establishing a presence in new geographic markets;
•our expectations regarding retention rates for our providers;
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

Part I - Financial Information
ITEM 1. FINANCIAL STATEMENTS
Privia Health Group, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$330,391	$347,992
Accounts receivable	350,110	189,604
Prepaid expenses and other current assets	17,167	14,366
Total current assets	697,668	551,962
Non-current assets:
Property and equipment, net	2,597	3,386
Right-of-use asset	7,104	8,089
Intangible assets, net	107,244	57,387
Goodwill	135,612	126,938
Deferred tax asset	35,189	40,368
Other non-current assets	6,916	4,683
Total non-current assets	294,662	240,851
Total assets	$992,330	$792,813

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$54,326	$52,837
Provider liability	336,641	208,424
Operating lease liabilities, current	3,225	3,013
Total current liabilities	394,192	264,274
Non-current liabilities:
Operating lease liabilities, non-current	5,768	8,490
Other non-current liabilities	1,313	1,000
Total non-current liabilities	7,081	9,490
Total liabilities	401,273	273,764
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.01 par value, 1,000,000,000 and 1,000,000,000 shares authorized; 118,004,544 and 114,690,808 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	1,180	1,148
Additional paid-in capital	739,953	714,639
Accumulated deficit	(196,452)	(216,693)
Total Privia Health Group, Inc. stockholders’ equity	544,681	499,094
Non-controlling interest	46,376	19,955
Total stockholders’ equity	591,057	519,049
Total liabilities and stockholders’ equity	$992,330	$792,813
The accompanying notes are an integral part of these condensed consolidated financial statements.

Privia Health Group, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Revenue	$417,282	$342,899	$1,216,909	$992,236

Operating expenses:
Provider expense	325,222	265,174	949,195	766,672
Cost of platform	50,324	43,839	145,254	127,495
Sales and marketing	7,241	5,088	18,483	14,568
General and administrative	27,228	32,219	79,987	101,436
Depreciation and amortization	1,731	1,153	4,761	3,436
Total operating expenses	411,746	347,473	1,197,680	1,013,607
Operating income (loss)	5,536	(4,574)	19,229	(21,371)
Interest (income) expense, net	(2,894)	(285)	(5,524)	610
Income (loss) before provision for (benefit from) income taxes	8,430	(4,289)	24,753	(21,981)
Provision for (benefit from) income taxes	2,488	(4,845)	6,049	6,931
Net income (loss)	5,942	556	18,704	(28,912)
Gain (loss) attributable to non-controlling interests	299	(1,068)	(1,537)	(2,551)
Net income (loss) attributable to Privia Health Group, Inc.	$5,643	$1,624	$20,241	$(26,361)
Net income (loss) per share attributable to Privia Health Group, Inc. stockholders – basic	$0.05	$0.01	$0.17	$(0.24)
Net income (loss) per share attributable to Privia Health Group, Inc. stockholders – diluted	$0.05	$0.01	$0.16	$(0.24)
Weighted average common shares outstanding – basic	117,602,059	111,592,834	116,266,938	109,458,855
Weighted average common shares outstanding – diluted	124,924,442	124,845,602	124,646,849	109,458,855
The accompanying notes are an integral part of these condensed consolidated financial statements.

Privia Health Group, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)

(in thousands except share amounts)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity attributable to Privia Health Group, Inc.	Non-controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2021	107,837,741	$1,078	$633,902	$(208,108)	$426,872	$23,309	$450,181
Issuance of common stock upon exercise of stock options	435,030	5	794	—	799	—	799
Stock-based compensation expense	—	—	24,881	—	24,881	—	24,881
Contributed non-controlling interest	—	—	—	—	—	125	125
Net loss	—	—	—	(17,510)	(17,510)	(577)	(18,087)
Balance at March 31, 2022	108,272,771	1,083	659,577	(225,618)	435,042	22,857	457,899
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	1,309,963	13	2,105	—	2,118	—	2,118
Stock-based compensation expense	—	—	18,470	—	18,470	—	18,470
Net loss	—	—	—	(10,475)	(10,475)	(906)	(11,381)
Balance at June 30, 2022	109,582,734	1,096	680,152	(236,093)	445,155	21,951	467,106
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	4,213,944	43	8,531	—	8,574	—	8,574
Stock-based compensation expense	—	—	14,833	—	14,833	—	14,833
Net income (loss)	—	—	—	1,624	1,624	(1,068)	556
Balance at September 30, 2022	113,796,678	$1,139	$703,516	$(234,469)	$470,186	$20,883	$491,069

Balance at Balance at December 31, 2022	114,690,808	$1,148	$714,639	$(216,693)	$499,094	$19,955	$519,049
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	779,153	11	1,466	—	1,477	—	1,477
Stock-based compensation expense	—	—	5,381	—	5,381	—	5,381
Contributed non-controlling interest	—	—	—	—	—	24,212	24,212
Net income (loss)	—	—	—	7,324	7,324	(922)	6,402
Balance at March 31, 2023	115,469,961	1,159	721,486	(209,369)	513,276	43,245	556,521
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	1,636,931	12	4,294	—	4,306	—	4,306
Stock-based compensation expense	—	—	9,247	—	9,247	—	9,247
Repurchase of non-controlling interest	—	—	(8,871)	—	(8,871)	3,177	(5,694)
Contributed non-controlling interest	—	—	—	—	—	569	569
Net income (loss)	—	—	—	7,274	7,274	(914)	6,360
Balance at June 30, 2023	117,106,892	1,171	726,156	(202,095)	525,232	46,077	571,309
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	897,652	9	2,996	—	3,005	—	3,005
Stock-based compensation expense	—	—	10,801	—	10,801	—	10,801
Net income	—	—	—	5,643	5,643	299	5,942
Balance at September 30, 2023	118,004,544	$1,180	$739,953	$(196,452)	$544,681	$46,376	$591,057

The accompanying notes are an integral part of these condensed consolidated financial statements.

Privia Health Group, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income (loss)	$18,704	$(28,912)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	878	927
Amortization of intangibles	3,883	2,509
Amortization of debt issuance costs	—	687
Stock-based compensation	25,429	58,184
Deferred tax expense	5,179	6,553
Changes in asset and liabilities:
Accounts receivable	(156,219)	(128,946)
Prepaid expenses and other current assets	(2,801)	1,657
Other non-current assets and right-of-use asset	(1,246)	(7,705)
Accounts payable and accrued expenses	1,489	1,268
Provider liability	123,930	113,570
Operating lease liabilities	(2,510)	(1,750)
Other long-term liabilities	(32)	—
Net cash provided by operating activities	16,684	18,042
Cash from investing activities
Purchases of property and equipment	(90)	(89)
Business Acquisitions, net of cash acquired	(37,858)	—
Net cash used in investing activities	(37,948)	(89)
Cash flows from financing activities
Repayment of note payable	—	(33,250)
Proceeds from exercised stock options	8,788	11,491
Repurchase of non-controlling interest	(5,694)	—
Proceeds from non-controlling interest	569	125
Net cash provided by (used in) financing activities	3,663	(21,634)
Net decrease in cash and cash equivalents	(17,601)	(3,681)
Cash and cash equivalents at beginning of period	347,992	320,577
Cash and cash equivalents at end of period	$330,391	$316,896

Supplemental disclosure of cash flow information:
Interest paid	$40	$680
Income taxes paid	$1,019	$266

The accompanying notes are an integral part of these condensed consolidated financial statements.

Privia Health Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Organization and Summary of Significant Accounting Policies
Organization
Privia Health Group, Inc. (“Privia Health”, “Privia”, or the “Company”) is a technology-driven, national physician-enablement company that collaborates with medical groups, health plans, and health systems to optimize physician practices, improve patient experiences, and reward doctors for delivering high-value care in both in-person and virtual care settings (the “Privia Platform”).
The Company uses the same operational and financial model in each market it operates in. As of September 30, 2023, Privia operates in fourteen markets: 1) the Mid-Atlantic Region (states of Virginia, Maryland and the District of Columbia); 2) Georgia; 3) the Gulf Coast Region (Houston, Texas); 4) North Texas (Dallas/Fort Worth, Texas); 5) West Texas (Abilene, Texas); 6) Central Florida; 7) Tennessee; 8) California; 9) Montana; 10) Ohio; 11) North Carolina; 12) Delaware; 13) Connecticut; and 14) Washington state.
Medical groups are formed in each market with the primary purpose to operate as a physician group practice with healthcare services being furnished through physician members (“Privia Physicians”) and non-physician clinicians (together, “Privia Providers”) supervised by Privia Physicians.
The Company also forms local management companies to provide administrative and management services (“MSOs”) to the medical groups through a Management Services Agreement (“MSA”) in each market. The Company owns 100% of all MSOs, except seven where the Company is at least the majority owner.
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
The results of operations for the three and nine months ended September 30, 2023, are not indicative of the results to be expected for the full fiscal year ending December 31, 2023. The condensed consolidated balance sheet at December 31, 2022, was derived from audited annual financial statements but does not contain all disclosures required by GAAP. In the opinion of management, all adjustments (consisting of only normal and recurring adjustments) considered necessary for a fair statement have been included.
Variable Interest Entities
Management evaluates the Company’s ownership, contractual, and other interests in entities to determine if it has any variable interest in a variable interest entity (“VIE”). These evaluations are complex, involve judgment and assumptions based on available historical information, among other factors. If the Company determines that an entity in which it holds a contractual, or ownership, interest is a VIE and that the Company is the primary beneficiary, the Company consolidates such entity in its consolidated financial statements. The primary beneficiary of a VIE is the party that meets both of the following criteria: (i) has the power to make decisions that most significantly affect the economic performance of the VIE; and (ii) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Management performs ongoing reassessments of whether changes in the facts and circumstances regarding the Company’s involvement with a VIE will cause the consolidation conclusion to change. Changes in consolidation status are applied prospectively.
The Company has relationships with medical groups in which the Company has no ownership interests, which are either (a) owned 100% by Privia Physicians (each, a “Non-Owned Medical Group” and collectively, “Non-Owned Medical Groups”) or (b) majority owned, indirectly through a professional entity by a licensed physician holding a Privia leadership position (each, a “Friendly Medical Group” and collectively, “Friendly Medical Groups”). Each of our Medical Groups (e.g., Owned Medical Groups, Non-Owned Medical Groups and Friendly Medical Groups) contracts with the Privia Physician’s historic practice entity, which no longer furnishes healthcare services (the “Affiliated Practice”) whereby the Affiliated Practice provides certain subcontracted services to the Medical Groups to allow the Medical Group to operate at the practice location.
The Company evaluated its relationship with (a) Non-Owned Medical Groups (not including Friendly Medical Groups) and their Affiliated Practices, (b) Friendly Medical Groups and their Affiliated Practices, and (c) Affiliated Practices associated with Owned Medical Groups to determine if any of these entities should be subject to consolidation. The Company does not have ownership interest in any Affiliated Practices (whether those of Owned Medical Groups, Non-Owned Medical Groups or Friendly Medical Groups); nor does the Company have an ownership in Non-Owned Medical Groups. The Physician Member Services Agreement (“PMSA”) and support services agreement (“SSA”) entered by Non-Owned Medical Groups and Friendly Medical Groups with their Privia Physician members and the Affiliated Practices are not contractual relationships within Privia’s legal structure. The only contractual relationship between Privia and Non-Owned Medical Groups is established through the MSA. For Friendly Medical Groups, in addition to the MSA, the Company has a contractual relationship, evidenced by a restriction agreement (each a “Restriction

Agreement”) with its licensed physician holding a Privia leadership position (“Nominee Physicians”) and their respective Friendly Medical Groups. Management has determined, based on the provisions of the MSAs between the Company and Non-Owned Medical Groups, and after considering the requirements of Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“ASC 810”), the Company is not required to consolidate the financial position or results of operations of the Affiliated Practices associated with Owned Medical Groups; nor is it required to consolidate the financial position or results of operations of Non-Owned Medical Groups (and, therefore, the Company is not required to consolidate the Affiliated Practices of the Non-Owned Medical Groups). However, management has determined, based on the provisions of the Restriction Agreement on the Nominee Physician (Friendly PC), the governing documents of the Friendly Medical Groups, and after considering the requirements of ASC 810, that the Company should consolidate the financial position or results of operations of the Friendly Medical Groups and the Friendly PCs.
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
The characteristics of both (a) and (b) do not exist and as such the Non-Owned Medical Groups do not represent VIEs. Accordingly, the Company has not consolidated the financial position, results of operations or cash flows of the Non-Owned Medical Groups that are affiliated with the Company by means of a service agreement for the three and nine months ended September 30, 2023 and 2022. Each time that it enters into a new service agreement or enters into a material amendment to an existing service agreement, the Company considers whether the terms of that agreement or amendment would change the elements it considers in accordance with the VIE guidance. The same analysis was performed for the Affiliated Practices of Owned Medical Groups, which have contractual relationships with Privia through the SSA, and the Company determined they do not represent VIEs as they do not meet the criteria in ASC 810 for similar reasons as those outlined above.
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
Privia Medical Group Tennessee, PLLC (“PMG-TN”) is a physician-owned Medical Group, with PMG-TN Physicians, PLLC, a Tennessee professional limited liability company entirely owned by a licensed physician with a leadership role in the Company (“Friendly TN PC”), owning majority membership interests therein and having governance and control rights via the governing documents of PMG-TN. Again, the same analysis was performed, and the Company determined that characteristic (b) exists as a result of meeting (ii) and (iv) and as such, PMG-TN and Friendly TN PC do represent VIEs as they do meet the criteria in ASC 810.
Privia Medical Group Washington, PLLC, (“PMG WA”) is a physician-owned Medical Group, with PMG Washington Holdings, PLLC (“Friendly WA PC”), a Washington professional limited liability company entirely owned by a licensed physician with a leadership role in the Company, owning majority membership interests and having governance and control rights via the governing documents of PMG WA. The Company has a contractual relationship with Friendly WA PC through a Restriction Agreement. The VIE analysis was performed, and the Company determined that characteristic (b) exists as a result of meeting (i), (ii) and (iv) and as such, PMG WA and Friendly WA PC do represent VIEs and are consolidated as they do meet the criteria in ASC 810.
The aggregated carrying value of the Company’s VIE’s for both the current assets and liabilities included in the consolidated balance sheets after elimination of intercompany transactions were $8.2 million as of September 30, 2023 and $1.4 million as of December 31, 2022.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. On an on-going basis the Company evaluates significant estimates and assumptions, including, but not limited to, provider liability, revenue recognition, stock-based compensation, estimated useful lives of assets, intangible assets subject to amortization, and the computation of income taxes. Future events and their effects cannot be predicted with certainty; accordingly, the Company’s accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the financial statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as the Company’s operating environment changes. Management evaluates and updates assumptions and estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.
Operating Segments
The Company determined in accordance with ASC 280, Segment Reporting (“ASC 280”) that the Company operates in and reports as a single operating segment, and therefore one reporting segment – Privia Health Group, Inc.
Business Combination
Accounting for business combinations requires us to allocate the fair value of purchase considerations to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values, which were determined primarily using the income method. The excess of the fair value of purchase consideration over the fair values of these identified assets and liabilities is recorded as goodwill. Such valuations require us to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, forecasted revenue growth rates, medical claims expense, cost of care expenses, operating expenses, discount rate, contract terms and useful life from acquired assets.
Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Allocation of purchase consideration to identifiable assets and liabilities affects the Company’s amortization expense, as acquired finite-lived intangible assets are amortized over the useful life, whereas any indefinite lived intangible assets, including goodwill, are not amortized. During the measurement period, which is not to exceed one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. During February and August 2023, the Company completed acquisitions to expand into new markets. The consideration paid for the acquisitions was derived through arm’s length negotiations. The Company’s acquisitions were accounted for using the acquisition method pursuant to the requirements of FASB ASC Topic 805, Business Combinations (“ASC 805”). The results of operations of the acquisitions have been included in the Company’s consolidated financial statements since their respective date of acquisition. For additional details, refer to Note 3 “Business Combinations.”
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
Significant Accounting Policies
The Company described its significant accounting policies in Note 1 of the notes to consolidated financial statements for the year ended December 31, 2022 in the Annual Report on Form 10-K. During the three and nine months ended September 30, 2023, there were no significant changes to those accounting policies and estimates, other than those noted below.
Stock-Based Compensation
The Company accounts for share-based compensation in accordance with the expense recognition provisions of ASC 718, Compensation–Stock Compensation (“ASC 718”), which requires the issuer to recognize compensation expense for all share-based payments made to employees based on the fair value of the share-based payment at the date of grant. Up until April 2021, the estimated fair value of share-based payments granted to the Company’s employees was determined using the Monte-Carlo option pricing model, which requires inputs based on certain subjective assumptions, including expected term of the option, expected stock price volatility, the risk free interest rate for a period that approximates the expected term of the option and the Company’s expected dividend yield (See Note 9, “Stockholders’ Equity”). The share-based payments granted or modified prior to April 2021 to employees of the Company do not have quoted market prices, and changes in subjective input assumptions can materially affect the fair value estimate. Since April 2021, the Company has estimated the fair value of the options granted to Company’s employees and contractors using the Black-Scholes option-pricing model. Option valuation models require several inputs, such as the expected stock price volatility, the fair value of the stock, the risk free rate, the expected term of the award and the dividend yield. The Company records share-based compensation forfeitures as a reversal of previously recognized compensation expense as the forfeitures occur. For additional details, refer to Note 9 “Stockholders’ Equity.”
The Company issued performance stock units ("PSUs") during the nine months ended September 30, 2023. The awards will vest based on the satisfaction of certain service conditions, performance-based conditions, and/or market conditions. The Company has identified certain performance metrics associated with some of these awards and certain targets will be fully established at a future date. For the awards with performance-based conditions where the target will be fully established at a future date, the Company has determined that the service inception date precedes the grant date for these awards as (a) the awards were authorized prior to establishing an accounting grant date, (b) the recipients began providing services prior to the grant date, and (c) there are performance conditions that, if not met by the accounting grant date, will result in the forfeiture of the awards. As the service inception date precedes the accounting grant date, the Company recognizes stock-based compensation expense over the requisite service period based on the estimated fair value at each reporting date. For the awards that are solely based on employment and the achievement of certain market performance metric targets, which have already been determined, the fair value of the PSUs are determined using a Monte Carlo valuation model as of the grant date and recognize stock-based compensation on a straight-line basis over the requisite service period.
Recently Adopted Accounting Pronouncements
None.
Recently Issued Accounting Pronouncements Pending Adoption
None.
2. Revenue Recognition
The following table presents our revenues disaggregated by source:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in Thousands)	2023	2022	2023	2022
FFS-patient care	$245,569	$221,911	$704,346	$637,540
FFS-administrative services	29,845	25,270	83,413	71,911
Capitated revenue	88,526	54,708	253,481	160,776
Shared savings	33,530	30,243	130,304	90,296
Care management fees	17,778	9,239	39,904	27,519
Other revenue	2,034	1,528	5,461	4,194
Total revenue	$417,282	$342,899	$1,216,909	$992,236
Fee-for-service (“FFS”) patient care is primarily generated from third-party payers with which the Company has established contractual billing arrangements. The following table presents the approximate percentages by source of net revenue received for healthcare services we provided for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Commercial insurers	72%	70%	70%	70%
Government payers	14%	16%	15%	15%
Patient	14%	14%	15%	15%
	100%	100%	100%	100%
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

Contract Asset
The Company has the following contract assets and unearned revenue:

(Dollars in Thousands)	September 30, 2023	December 31, 2022
Balances for contracts with customers
Accounts receivable	$350,110	$189,604
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
3. Business Combinations
During February 2023, the Company entered into the Connecticut market through the acquisition of Privia Quality Network Connecticut (“PQN-CT”), whereby Privia acquired a 51% ownership interest in PQN-CT. The acquisition was accounted for using the acquisition method pursuant to the requirements of ASC 805. The results of operations of the acquisition have been included in the Company’s consolidated financial statements since the date of acquisition. Unaudited pro-forma consolidated financial information for the acquisition during the nine months ended September 30, 2023 have not been included as the results are immaterial.
During August 2023, the Company launched Washington Friendly Medical Group, a physician-owned Medical Group, with Washington Nominee PC, an entity entirely owned by a Nominee Physician, owning majority membership interest and having governance and control rights via the governing documents of Washington Friendly Medical Group. Refer to Note 1 “Organization and Summary of Significant Accounting Policies” for additional details regarding governance and controls rights. The Company has a contractual relationship with the Washington Nominee PC and its Nominee Physician owner through a Restriction Agreement. Washington Nominee PC owns 51% interest in Washington Friendly Medical Group.
The purchase price for both acquisitions noted above was allocated as follows:

(Dollars in thousands)	Total Acquisitions as of September 30, 2023
Cash paid	$37,858
Other Liabilities	344
Total consideration	$38,202

Payer contract and physician network intangibles	$53,740
Goodwill	8,674
Fair value of non-controlling interests	(24,212)
Total acquired net assets	$38,202
The goodwill relating to these acquisitions is primarily attributable to synergies related to the assembled workforce. Goodwill is measured as the excess of the consideration transferred over the fair value of assets acquired and liabilities assumed on the acquisition date. For the 2023 acquisitions, the Company is in the process of completing its formal valuation analysis to identify and determine the fair value of tangible and identifiable intangible assets acquired and the liabilities assumed. Thus, the final allocation of the purchase price may differ from the preliminary estimates used at September 30, 2023 based on additional information obtained and completion of the valuation of the identifiable intangible assets. The Company does not expect any adjustments, if necessary, to be material.
4. Goodwill and Intangible Assets, Net
For the purposes of the goodwill impairment assessment, the Company as a whole is considered to be a reporting unit. The Company recognizes the excess of the purchase price, plus the fair value of any non-controlling interests in the acquiree, over the fair value of identifiable net assets acquired as goodwill. The Company performs a qualitative assessment on goodwill at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. If it is determined in the qualitative assessment that the fair value of a reporting unit is more likely than not below its carrying amount, then the Company will perform a quantitative impairment test. The quantitative goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. Any excess in the carrying value of a reporting unit’s goodwill over its fair value is recognized as an impairment loss, limited to the total amount of goodwill allocated to that reporting unit. The Company’s carrying value of goodwill at September 30, 2023 and December 31, 2022 was approximately $135.6 million and $126.9 million, respectively. No indicators of impairment were identified during the nine months ended September 30, 2023 and 2022.
During the nine months ended September 30, 2023, Privia entered into two new markets resulting in the recording of goodwill. During February 2023, the Company entered into the Connecticut market through the acquisition of Privia Quality Network Connecticut (“PQN-CT”), whereby Privia acquired majority ownership in PQN-CT. During August 2023, the Company entered into the Washington market through the launch of Washington Friendly Medical Group in affiliation with Walla Walla Clinic, a multi-specialty group practice with more than 50 providers and 3 care center locations. During the nine months ended September 30, 2023, the Company recorded Goodwill of $8.7 million in connection with PQN-CT and Washington Friendly Medical Group, which represents the excess of the purchase price over the fair value of the net assets acquired.
A summary of the Company’s intangible assets is as follows:

	September 30, 2023		December 31, 2022
(Dollars in thousands)	Intangible Assets	Accumulated Amortization	Intangible Assets	Accumulated Amortization
Trade names	$4,600	$2,089	$4,600	$1,917
Consumer customer relationships	2,500	2,271	2,500	2,083
PMG customer relationships	600	227	600	208
Management Service Agreement (Complete MD)	2,200	1,100	2,200	997
Physician network (WTX)	1,520	203	1,520	127
Payer contracts (WTX)	2,750	262	2,750	164
MSO Service Agreement (BPMC)	51,800	4,933	51,800	3,087
Payer contracts (PQN-CT)	41,300	1,252	—	—
Physician network (WA)	6,660	69	—	—
Payer contracts (WA)	5,780	60	—	—
	119,710	$12,466	65,970	$8,583
Less accumulated amortization	(12,466)		(8,583)
Intangible assets, net	$107,244		$57,387
The remaining weighted average life of all amortizable intangible assets is approximately 18.1 years at September 30, 2023.
Amortization expense for intangible assets was approximately $1.4 million and $0.8 million for the three months ended September 30, 2023 and 2022, respectively, and $3.9 million and $2.5 million for the nine months ended September 30, 2023 and 2022, respectively.
Estimated amortization expense for the Company’s intangible assets for the following five years is as follows:

(Dollars in Thousands)
Remainder of 2023	$1,564
2024	6,172
2025	6,005
2026	6,005
2027	6,005
Thereafter	81,493
Total	$107,244
5. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

(Dollars in Thousands)	September 30, 2023	December 31, 2022
Accounts payable	$7,138	$6,731
Accrued employee compensation and benefits	6,279	6,177
Bonuses payable	11,084	15,203
Other accrued expenses	29,825	24,726
Total accounts payable and accrued expenses	$54,326	$52,837

6. Provider Liability
Provider liability represents costs payable to physicians, hospitals and other ancillary providers, including both Privia physicians (and their related physician practices), and providers the Company has contracted with through payer partners. Those costs include amounts that have not yet been paid for physician guaranteed payments and other required distributions pursuant to the service agreements as well as medical claims costs for services provided to attributed beneficiaries for which the Company is financially responsible under at-risk Capitated revenue arrangements whether paid directly by the Company or indirectly by payers with whom the Company has contracted. Provider expenses are recognized in the period in which services are provided and include estimates of claims that have been incurred but have either not yet been received, processed, or paid and as such, not reported.
Provider liability estimates are developed using actuarial methods commonly used by health insurance actuaries that include a number of factors and assumptions including medical service utilization trends, changes in membership, observed medical cost trends, historical claim payment patterns and other factors.
Each period, the Company re-examines previously established provider liability estimates based on actual claim submissions and other changes in facts and circumstances. As more complete claims information becomes available, the Company adjusts its estimates and recognizes those changes in estimates in the period in which the change is identified. The difference between the estimated liability and the actual settlements of claims is recognized in the period in which the claims are settled. The Company’s provider liability balance represents management’s best estimate of its liability for unpaid Provider expenses as of September 30, 2023 and 2022. The Company uses judgment to determine the appropriate assumptions for developing the required estimates.
The Company’s liabilities for unpaid medical claims under at-risk capitation arrangements, which are included in Provider liability in the Company’s condensed consolidated balance sheets, were as follows:

	September 30,
(Dollars in Thousands)	2023	2022
Balance, beginning of period	$28,617	$—
Incurred health care costs
Current year	246,004	160,607
Prior years	5,723	—
Total claims incurred	$251,727	$160,607
Claims Paid
Current year	(185,287)	(124,385)
Prior years	(30,502)	—
Total claims paid	$(215,789)	$(124,385)
Balance, end of period	$64,555	$36,222
7. Note Payable
On November 15, 2019, the Company entered into a Credit Agreement (the “Original Credit Agreement”) by and among Privia Health, LLC, as the borrower, PH Group Holdings Corp. and certain subsidiaries of Privia Health, LLC, as guarantors, Silicon Valley Bank, as administrative agent and collateral agent (the “Administrative Agent”). On August 27, 2021, the Company and certain of its subsidiaries entered into an assumption agreement and third amendment (the “Third Amendment”) to the Original Credit Agreement (as amended by the Third Amendment, the “Credit Agreement”). Pursuant to the Third Amendment, the Company became the parent guarantor under the Credit Agreement and granted the Administrative Agent a first-priority security interest on substantially all of its real and personal property, subject to permitted liens.
On March 16, 2023, the Company provided notice to terminate the Credit Agreement. As of March 16, 2023, the Company had no borrowings and no letters of credit outstanding under the Credit Agreement. The Company did not incur any early termination penalties in connection with the termination of the Credit Agreement.
8. Income Taxes
The Company recorded a provision for (benefit from) income tax of $2.5 million and $(4.8) million for the three months ended September 30, 2023 and 2022, respectively, and $6.0 million and $6.9 million for the nine months ended September 30, 2023 and 2022, respectively. This represents an effective tax rate of 24.4% and (31.5)% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rates for the three and nine months ended September 30, 2023, and 2022, respectively, differ from the statutory U.S. federal income tax rate of 21% primarily due to 162(m) limitations, state income taxes, and excess tax benefits related to equity award vesting and exercise events.
Management considers both positive and negative evidence when evaluating the recoverability of our deferred tax assets (“DTAs”). The assessment is required to determine whether, based on all available evidence, it is more likely than not (i.e., greater than a 50% probability) that all or some portion of the DTAs will be realized in the future. As of September 30, 2023 and December 31, 2022, the weight of all available positive evidence was greater than the weight of all negative evidence, so a valuation allowance against the deferred tax asset was not recorded.
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
On April 1, 2021, contingent on the consummation of the initial public offering ("IPO”), the Board of Directors approved a modification to the PH Group Parent Corp. Stock Option Plan of the vesting conditions of certain outstanding stock option grants to certain employees and consultants. The modification accelerated by one year any time vested options that were not previously 100% vested and modified the vesting condition of the performance based options to vest 60% at IPO, 20% 12 months after IPO and 20% 18 months after the IPO. The modification also accelerated the CEO’s time based options by an additional four months such that 100% of his time based options are vested. The Company recognized stock-based compensation of $195.1 million in the second quarter of 2021 related to these modifications and recognized an additional $89.9 million of additional stock compensation expense over the eighteen months following the completion of the IPO.
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
2021 Employee Stock Purchase Plan
In April 2021, the Company’s Board of Directors approved the Company’s 2021 Employee Stock Purchase Plan (“2021 ESPP”). The 2021 ESPP became effective upon the execution of the underwriting agreement for the Company’s IPO in April 2021 (the “Effective Date”). Per the 2021 ESPP, employees may purchase Common Stock from the Company, which may be newly issued shares, treasury shares or shares acquired on the open market. The Compensation Committee may elect to increase the total number of Shares available for purchase under the 2021 ESPP as of the first day of each Company fiscal year following the Effective Date in an amount equal to up to one percent (1%) of the shares issued and outstanding on the immediately preceding December 31; provided that the maximum number of shares that may be issued under the 2021 ESPP in any event shall be 10,278,581 shares. As of September 30, 2023, the Company has reserved 1,027,858 shares of Common Stock for issuance under the 2021 ESPP. As of September 30, 2023, no shares have been issued under this plan.
Stock option activity
The following table summarizes stock option activity under the PH Parent Option Plan and the Plan:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2022	13,176,721	$7.86	9.02	$197,695
Granted	—	—
Exercised	(2,844,461)	2.90
Forfeited	(234,829)	23.02
Balance at September 30, 2023	10,097,431	$8.90	8.15	$143,240
Exercisable September 30, 2023	7,864,999	$4.90	8.33	$142,746
RSU Activity
The following table summarizes the RSU activity under the Plan:

	Number of Shares	Grant Date Fair Value
Unvested and outstanding at December 31, 2022	2,404,664	$23.81
Granted	1,121,328	27.64
Vested	(425,076)	24.11
Forfeited	(183,248)	24.37
Unvested and outstanding at September 30, 2023	2,917,668	$25.20

PSU Activity
The following table summarizes the PSU activity under the Plan:

	Number of Shares	Grant Date Fair Value
Unvested and outstanding at December 31, 2022	—	$—
Granted(1)(2)	781,132	31.91
Vested	—	—
Forfeited	(5,103)	27.61
Unvested and outstanding at September 30, 2023	776,029	$31.94
(1) During the nine months ended September 30, 2023, Privia awarded RSUs in the form of PSUs to certain executive officers, market leaders and employees which vest after three years, subject to continued employment of the recipients and the achievement of certain performance metric targets. The Company has identified certain performance metrics associated with these awards and certain targets will be fully established at a future date. The Company has determined that the service inception date precedes the grant date for these awards as (a) the awards were authorized prior to establishing an accounting grant date, (b) the recipients began providing services prior to the grant date, and (c) there are performance conditions that, if not met by the accounting grant date, will result in the forfeiture of the awards. As the service inception date precedes the accounting grant date, the Company recognizes stock-based compensation expense over the requisite service period based on the fair value at each reporting date.

(2) During the nine months ended September 30, 2023, Privia awarded RSUs in the form of PSUs which vest after four years, subject to continued employment and the achievement of certain market performance metric targets. The fair value of the PSUs are determined using a Monte Carlo valuation model as of the grant date and the stock-based compensation is recognized on a straight-line basis over the requisite service period.

Stock-based compensation expense
Total stock-based compensation expense for the three months ended September 30, 2023 and 2022, was approximately $10.8 million and $14.8 million, respectively, and $25.4 million and $58.2 million for the nine months ended September 30, 2023 and 2022, respectively. At September 30, 2023, there was approximately $90.5 million of unrecognized stock-based compensation expense related to unvested options, RSUs and PSUs, net of forfeitures, that is expected to be recognized over a weighted-average period of 1.3 years.
Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in Thousands)	2023	2022	2023	2022
Cost of platform	$3,445	$3,095	$8,739	$11,382
Sales and marketing	661	672	1,757	2,202
General and administrative	6,695	11,066	14,933	44,600
Total stock-based compensation	$10,801	$14,833	$25,429	$58,184
10. Related-Party Transactions
On November 3, 2022, the Company announced a strategic partnership with Novant Health Enterprises, a division of Novant Health, to launch Privia Medical Group – North Carolina for independent providers throughout North Carolina. A member of the Company’s board of directors is a member of the board of trustees of Novant Health. No revenue or expense was recognized related to Novant Health for the nine months ended September 30, 2023.
11. Commitments and Contingencies
There are no material commitments and contingencies as of September 30, 2023.
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
The Company receives payment for medical services provided to patients by its physicians through contracts with payers. Six payers within the network accounted for approximately 77% and 75% of such payments for the three month periods ended September 30, 2023 and 2022, respectively, and 75% and 74% for the nine months period ended September 30, 2023 and 2022, respectively. The Company evaluates accounts receivable to determine if they will ultimately be collected. In performing this evaluation, significant judgments and estimates are involved, such as past experience, credit quality, age of the receivable balance and current economic conditions that may affect ability to pay. As of September 30, 2023 and December 31, 2022, the Company had six payers within the network that made up approximately 69% and 67% of accounts receivable, respectively.

13. Net Income (Loss) Per Share
A reconciliation of net income (loss) available to common stockholders and the number of shares in the calculation of basic and diluted earnings (loss) per share was calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except for share and per share amounts)	2023	2022	2023	2022
Net income (loss) attributable to Privia Health Group, Inc. common stockholders	$5,643	$1,624	$20,241	$(26,361)
Weighted average common shares outstanding - basic	117,602,059	111,592,834	116,266,938	109,458,855
Weighted average common share outstanding - diluted	124,924,442	124,845,602	124,646,849	109,458,855
Earnings (loss) per share attributable to Privia Health Group, Inc. common stockholders – basic	$0.05	$0.01	$0.17	$(0.24)
Earnings (loss) per share attributable to Privia Health Group, Inc. common stockholders – diluted	$0.05	$0.01	$0.16	$(0.24)
The treasury stock method is used to consider the effect of the potentially dilutive stock options. The following outstanding shares of potentially dilutive securities were excluded from computation of diluted loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Nine Months Ended September 30,
	2023	2022
Potentially dilutive stock options to purchase common stock, RSUs and PSUs	5,411,217	15,942,119
Total potentially dilutive shares	5,411,217	15,942,119
14. Subsequent Events
During October 2023, the Company received $91.2 million from the Centers for Medicare and Medicaid Services as payment for the Company’s portion of MSSP shared savings generated in the 2022 performance year. Of this amount, approximately $50.5 million will be disbursed to providers for their participation in MSSP.

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
Overview
Privia Health is a technology-driven, national physician-enablement company that collaborates with medical groups, health plans, and health systems to optimize physician practices, improve patient experiences, and reward doctors for delivering high-value care in both in-person and virtual care settings on the “Privia Platform.” We directly address three of the most pressing issues facing physicians today: the transition to the VBC reimbursement model, the ever-increasing administrative requirements to operate a successful medical practice and the need to engage patients using modern user-friendly technology. We seek to accomplish these objectives by entering markets and organizing existing physicians and non-physician clinicians into a unique practice model that combines the advantages of a partnership in a large regional Medical Group with significant local autonomy for Privia Providers joining our Medical Groups. Our Medical Groups are designated as in-network by all major health insurance payers in all of our markets and all Privia Providers are credentialed with such health insurance payers.
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
GAAP Financial Measures
•    Revenue was $417.3 million and $342.9 million for the three months ended September 30, 2023 and 2022, respectively, and $1.22 billion and $992.2 million for the nine months ended September 30, 2023 and 2022, respectively;
•    Gross profit was $90.6 million and $76.9 million for the three months ended September 30, 2023 and 2022, respectively, and $263.8 million and $223.1 million for the nine months ended September 30, 2023 and 2022, respectively;
•    Operating income (loss) was $5.5 million and $(4.6) million for the three months ended September 30, 2023 and 2022, respectively, and $19.2 million and $(21.4) million for the nine months ended September 30, 2023 and 2022, respectively; and
•    Net income (loss) attributable to Privia Health Group, Inc. was $5.6 million and $1.6 million, for the three months ended September 30, 2023 and 2022, respectively, and $20.2 million and $(26.4) million for the nine months ended September 30, 2023 and 2022, respectively.
Key Metrics and Non-GAAP Financial Measures
•    Practice Collections were $723.5 million and $611.9 million for the three months ended September 30, 2023 and 2022, respectively, and $2.08 billion and $1.79 billion for the nine months ended September 30, 2023 and 2022, respectively;
•    Care Margin was $92.1 million and $77.7 million for the three months ended September 30, 2023 and 2022, respectively, and $267.7 million and $225.6 million for the nine months ended September 30, 2023 and 2022, respectively;

•    Platform Contribution was $45.2 million and $37.0 million for the three months ended September 30, 2023 and 2022, respectively, and $131.2 million and $109.5 million for the nine months ended September 30, 2023 and 2022, respectively; and
•    Adjusted EBITDA was $18.8 million and $15.7 million for the three months ended September 30, 2023 and 2022, respectively, and $55.0 million and $46.6 million for the nine months ended September 30, 2023 and 2022, respectively.
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
FFS Revenue
We generate FFS-patient care revenue when we collect reimbursements for FFS medical services provided by Privia Providers. Our agreements with our providers have a multi-year term length and we have historically experienced a 95% provider retention rate, both of which lead to a highly predictable and recurring revenue model. Our FFS contracts with payer partners typically contain annual rate inflators and enhanced commercial FFS rates given our scale in each of our markets. As a result of receiving these rate inflators and enhancements, if we continue to be successful in expanding our provider base, we expect revenue will grow year-over-year in absolute dollars. In addition, in our FFS-patient care revenue, we include collections generated from ancillary services such as clinical laboratory, imaging and pharmacy operations. We also generate FFS-administrative services revenue by providing administration and management services to medical groups which are not owned or consolidated by us. FFS-patient care revenue represented 58.8% and 64.7% of total revenue for the three months ended September 30, 2023 and 2022, respectively, and 57.9% and 64.3% for the nine months ended September 30, 2023 and 2022, respectively. FFS-administrative services revenue represented 7.2% and 7.4% of total revenue for the three months ended September 30, 2023 and 2022, respectively, and 6.9% and 7.2% for the nine months ended September 30, 2023 and 2022, respectively.
VBC Revenue
Over time, we create incremental value for our provider partners by enabling them to succeed in VBC arrangements. We generate VBC revenue when our Privia Providers are reimbursed through traditional FFS Medicare, MSSP, Medicare Advantage, commercial payers and other existing and emerging direct payer and employer contracting programs. The revenue is primarily collected in the form of (i) Capitated revenue earned by providing healthcare services to Medicare Advantage attributed beneficiaries for a defined group of services including professional, institutional and pharmacy through a contract that is typically known as an “at-risk contract,” (ii) Shared savings earned based on improved quality and lower cost of care for our attributed lives in VBC incentive arrangements and (iii) Care management fees to cover costs of services typically not reimbursed under traditional FFS payment models, including population management, care coordination, advanced technology and analytics. VBC revenue represented 33.5% and 27.5% of total revenue for the three months ended September 30, 2023 and 2022, respectively, and 34.8% and 28.1% for the nine months ended September 30, 2023 and 2022, respectively. We expect VBC revenue to continue to increase as a percentage of total revenue as we grow total Attributed Lives under management as well as increase risk levels undertaken across value-based arrangements.
Other Revenue
The remainder of our revenue is derived from leveraging our existing base of providers and patients to deliver value-oriented services such as virtual visits, virtual scribes and coding. Other revenue represented 0.5% and 0.4% of total revenue for the three months ended September 30, 2023 and 2022, respectively, and 0.4% for both the nine months ended September 30, 2023 and 2022, respectively.
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
In August 2023, the Company launched Privia Medical Group Washington in affiliation with Walla Walla Clinic, an independent multi-specialty group practice with more than 50 providers and 3 care center locations.
In October 2023, the Company launched Privia Medical Group South Carolina in affiliation with Greenville ENT and Allergy Associates, an independent specialty group practice.
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
We launched Privia Care Partners on January 1, 2022 to offer a more flexible affiliation model for providers who do not desire to join one of our Medical Groups. This model aggregates providers solely for VBC contracts without the necessity for providers to change Electronic Health Records (“EHRs”). We furnish population health services, reporting and analytics to such providers along with a menu of management services from which providers may choose. As of January 1, 2023, approximately 350 providers with more than 42,000 attributed lives are participating in the Privia Care Partners model.
Key Metrics and Non-GAAP Financial Measures
We review a number of operating and financial metrics, including the following key metrics and non-GAAP financial measures, to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plans, and make strategic decisions.
Key Metrics

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Implemented Providers (as of end of period)	4,105	3,595	4,105	3,595
Attributed Lives (in thousands) (as of end of period)	1,094	846	1,094	846
Practice Collections (1) ($ in millions)	$723.5	$611.9	$2,082.4	$1,789.2
(1) We define Practice Collections as the total collections from all practices in all markets and all sources of reimbursement (FFS, VBC and other) that we receive for delivering care and providing our platform and associated services. Practice Collections differ from revenue by including collections from Non-Owned Medical Groups.
Implemented Providers
We define Implemented Providers as the total of all service professionals on Privia Health’s platform at the end of a given period who are credentialed by Privia Health and bill for medical services, in both Owned and Non-Owned Medical Groups during that period. This includes, but is not limited to, physicians, physician assistants, and nurse practitioners. We believe that growth in the number of Implemented Providers is a key indicator of the performance of our business and expected revenue growth. This growth depends, in part, on our ability to successfully add new practices in existing markets and expand into new markets. The number of Implemented Providers increased 14.2% as of September 30, 2023 compared to September 30, 2022, due to organic growth in our healthcare delivery business as well as our entrance into the Connecticut and Washington markets.
Attributed Lives
We define Attributed Lives as any patient that a payer deems attributed to Privia, in both Owned and Non-Owned Medical Groups, to deliver care as part of a VBC arrangement. The number of Attributed Lives is an important measure that impacts the amount of VBC revenue we receive. Attributed Lives increased 29.3% as of September 30, 2023 compared to September 30, 2022, due to our entrance into the Delaware and Connecticut markets, as well as organic growth.
Practice Collections
We define Practice Collections as the total collections from all practices in all markets and all sources of reimbursement (FFS, VBC and other) that we receive for delivering care and providing our platform and associated services. Practice Collections differ from revenue by adding collections from Non-Owned Medical Groups. FFS arrangements accounted for 77.3% and 80.1% of our practice collections for the three months ended September 30, 2023 and 2022, respectively, and 76.3% and 79.9% for the nine months ended September 30, 2023 and 2022, respectively. VBC accounted for 22.4% and 19.7% of practice collections for the three months ended September 30, 2023 and 2022, respectively, and 23.4% and 19.9% for the nine months ended September 30, 2023 and 2022, respectively.
Practice Collections increased 18.2% for the three months ended September 30, 2023 when compared to the same period in 2022 and 16.4% for the nine months ended September 30, 2023 compared to the same period in 2022, due mainly to organic growth of our healthcare delivery business, our at-risk Capitated revenue contracts and as well as our entrance into the Connecticut and Washington markets.
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
However, non-GAAP financial information is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. In addition, other companies, including companies in our industry, may calculate similarly-titled non-GAAP measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as a tool for comparison. A reconciliation is provided below for our non-GAAP financial measures to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures, and not to rely on any single financial measure to evaluate our business.
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(amounts in thousands, except for percentages)	2023	2022	2023	2022
Care Margin (1) ($)	$92,060	$77,725	$267,714	$225,564
Platform Contribution (1) ($)	$45,181	$36,981	$131,199	$109,451
Platform Contribution Margin (1) (%)	49.1%	47.6%	49.0%	48.5%
Adjusted EBITDA (1) ($)	$18,774	$15,650	$54,950	$46,587
Adjusted EBITDA Margin (1) (%)	20.4%	20.1%	20.5%	20.7%
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

Care Margin
We define Care Margin as Gross Profit excluding amortization of intangible assets. Gross Profit is defined as total revenue less provider expenses and amortization of intangible assets. Our Care Margin generated from FFS revenue is contractual and recurring in nature, and primarily based on an individually negotiated percentage of collections for each practice that joins Privia. Our Care Margin generated from VBC revenue is based on a percentage of care management fees and shared savings collected. We view Care Margin as all of the dollars available for us to manage our business, including providing administrative support to our practices, investing in sales and marketing to attract new providers to the Privia Platform, and supporting the organization through our corporate infrastructure. We expect Care Margin will grow year-over-year in absolute dollars as we continue to expand our provider base. We would also expect our care management and shared savings economics in our VBC arrangements to improve on a per patient basis as we manage towards lower total cost of care for our Attributed Lives and move towards higher risk VBC arrangements over time. Care Margin increased 18.4% for the three months ended September 30, 2023 when compared to the same period in 2022 due to organic growth of our medical practice business and an increase of 18.7% during the nine months ended September 30, 2023 when compared to the same period in 2022 due to organic growth of our medical practice business. As a percentage of revenue, Care Margin decreased to 22.1% for the three months ended September 30, 2023 from 22.7% for the same period in 2022 and decreased to 22.0% as a percentage of revenue for the nine months ended September 30, 2023, compared to 22.7% during the same period in 2022, in each case due to the addition of new at-risk capitation arrangements which resulted in higher revenues.
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
The following table provides a reconciliation of gross profit, the most closely comparable GAAP financial measure, to Care Margin.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited and amounts in thousands)	2023	2022	2023	2022
Revenue	$417,282	$342,899	$1,216,909	$992,236
Provider expense	(325,222)	(265,174)	(949,195)	(766,672)
Amortization of intangible assets	(1,434)	(842)	(3,883)	(2,509)
Gross Profit	$90,626	$76,883	$263,831	$223,055
Amortization of intangibles assets	1,434	842	3,883	2,509
Care margin	$92,060	$77,725	$267,714	$225,564
Platform Contribution
We define Platform Contribution as Gross Profit, excluding amortization of intangible assets, less Cost of platform and excluding stock-based compensation expense included in Cost of platform. The following table provides a reconciliation of gross profit, the most closely comparable GAAP financial measure, to Platform Contribution. We consider Platform Contribution to be an important measure to monitor our performance, specific to pricing of our services, direct costs of delivering care, and cost of our platform and associated services. As a provider spends a longer time on the Privia Platform, we expect the Platform Contribution from that provider to increase both in terms of absolute dollars as well as a percent of Care Margin. We expect that this increase will be driven by improving per provider revenue economics over time as well as our ability to generate operating leverage on our in-market infrastructure costs. Platform Contribution increased 22.2% for the three months ended September 30, 2023 when compared to the same period in 2022 and increased 19.9% for the nine months ended September 30, 2023 when compared to the same period in 2022, in each case due to organic growth of our medical practice business and new market entry.
The following table provides a reconciliation of gross profit, the most closely comparable GAAP financial measure, to Platform Contribution:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited and amounts in thousands)	2023	2022	2023	2022
Revenue	$417,282	$342,899	$1,216,909	$992,236
Provider expense	(325,222)	(265,174)	(949,195)	(766,672)
Amortization of intangibles assets	(1,434)	(842)	(3,883)	(2,509)
Gross Profit	$90,626	$76,883	$263,831	$223,055
Amortization of intangibles assets	1,434	842	3,883	2,509
Cost of platform	(50,324)	(43,839)	(145,254)	(127,495)
Stock-based compensation(1)	3,445	3,095	8,739	11,382
Platform Contribution	$45,181	$36,981	$131,199	$109,451
(1) Amount represents stock-based compensation expense included in Cost of Platform.
Platform Contribution Margin
We define Platform Contribution Margin as Platform Contribution as a percentage of Care Margin. We consider Platform Contribution Margin to be an important measure to monitor our performance, specific to pricing of our services, direct costs of delivering care, and cost of our platform and associated services. As a provider spends a longer time on the Privia Platform, we expect the Platform Contribution from that provider to increase both in terms of absolute dollars as well as a percent of Care Margin. We expect that this increase will be driven by improving per provider revenue economics over time as well as our ability to generate operating leverage on our in-market infrastructure costs. Platform Contribution Margin was 49.1% for three months ended September 30, 2023 compared to 47.6% during the same period in 2022 and 49.0% for the nine months ended September 30, 2023 compared to 48.5% during the same period in 2022. We continue to make strategic investments to provide better service to both our patients and physicians at a pace slower than the increase in revenue.
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
Adjusted EBITDA
We define Adjusted EBITDA as net income (loss) excluding interest income, interest expense, non-controlling interest expense / income, depreciation and amortization, stock-based compensation, severance, other one time or non-recurring expenses, employer taxes on equity vesting/exercises and the provision for income taxes. We include Adjusted EBITDA because it is an important measure by which our management assesses and believes investors should assess our operating performance. We consider Adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis. Adjusted EBITDA has limitations as an analytical tool including: (i) Adjusted EBITDA does not reflect the impact of stock-based compensation expense, and (ii) Adjusted EBITDA does not reflect interest expense on our debt or the cash requirements necessary to service interest or principal payments. Adjusted EBITDA increased 20.0% for the three months ended September 30, 2023, when compared to the same period in 2022 and 18.0% for the nine months ended September 30, 2023 compared to the same period in 2022, in each case due to organic growth of our medical practice business and growth in our value based care business.
Adjusted EBITDA Margin
We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of Care Margin. We included Adjusted EBITDA Margin because it is an important measure by which our management assesses and believes investors should assess our operating performance. We consider Adjusted EBITDA Margin to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis. Adjusted EBITDA Margin was 20.4% for three months ended September 30, 2023 an increase from 20.1% for the same period in 2022 due to organic growth of our medical practice business and materially unchanged for the nine months ended September 30, 2023 compared to the same period in 2022.
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
The following table provides a reconciliation of net income (loss) attributable to the Company, the most closely comparable GAAP financial measure, to Adjusted EBITDA:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited and amounts in thousands)	2023	2022	2023	2022

Net income (loss)	$5,643	$1,624	$20,241	$(26,361)
Net income (loss) attributable to non-controlling interests	299	(1,068)	(1,537)	(2,551)
Provision for (benefit from) income taxes	2,488	(4,845)	6,049	6,931
Interest (income) expense, net	(2,894)	(285)	(5,524)	610
Depreciation and amortization	1,731	1,153	4,761	3,436
Stock-based compensation	10,801	14,833	25,429	58,184
Other expenses(1)	706	4,238	5,531	6,338
Adjusted EBITDA	$18,774	$15,650	$54,950	$46,587

(1) Other expenses include employer taxes on equity vesting/exercises, legal, severance and certain non-recurring costs. Employer taxes on equity vesting/exercises of $0.3 million and $2.2 million were recorded for the three months ended September 30, 2023 and 2022, respectively. Employer taxes on equity vesting/exercises of $1.5 million and $2.8 million were recorded for the nine months ended September 30, 2023 and 2022, respectively.

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
Interest (income) expense
Interest (income) expense consists primarily of interest earned by the Company, offset by interest payments (including deferred financing costs) on our outstanding borrowings under our Term Loan Facility. See “Liquidity and Capital Resources—General and Indebtedness.”

Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the three and nine months ended September 30, 2023 and 2022.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023	2022	Change ($)	Change (%)	2023	2022	Change ($)	Change (%)
(in thousands)
Revenue	$417,282	$342,899	$74,383	21.7%	$1,216,909	$992,236	$224,673	22.6%
Operating expenses:
Provider expense	325,222	265,174	60,048	22.6%	949,195	766,672	182,523	23.8%
Cost of platform	50,324	43,839	6,485	14.8%	145,254	127,495	17,759	13.9%
Sales and marketing	7,241	5,088	2,153	42.3%	18,483	14,568	3,915	26.9%
General and administrative	27,228	32,219	(4,991)	(15.5)%	79,987	101,436	(21,449)	(21.1)%
Depreciation and amortization	1,731	1,153	578	50.1%	4,761	3,436	1,325	38.6%
Total operating expenses	411,746	347,473	64,273	18.5%	1,197,680	1,013,607	184,073	18.2%
Operating income (loss)	5,536	(4,574)	10,110	(221.0)%	19,229	(21,371)	40,600	(190.0)%
Interest (income) expense, net	(2,894)	(285)	(2,609)	915.4%	(5,524)	610	(6,134)	(1005.6)%
Income (loss) before provision for (benefit from) income taxes	8,430	(4,289)	12,719	(296.5)%	24,753	(21,981)	46,734	(212.6)%
Provision for (benefit from) income taxes	2,488	(4,845)	7,333	(151.4)%	6,049	6,931	(882)	(12.7)%
Net income (loss)	5,942	556	5,386	968.7%	18,704	(28,912)	47,616	(164.7)%
Gain (loss) attributable to non-controlling interests	299	(1,068)	1,367	(128.0)%	(1,537)	(2,551)	1,014	(39.7)%
Net income (loss) attributable to Privia Health Group, Inc.	$5,643	$1,624	$4,019	247.5%	$20,241	$(26,361)	$46,602	(176.8)%
Revenue
The following table presents our revenues disaggregated by source:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Dollars in Thousands)	2023	2022	Change ($)	Change (%)	2023	2022	Change ($)	Change (%)
FFS-patient care	$245,569	$221,911	$23,658	10.7%	$704,346	$637,540	$66,806	10.5%
FFS-administrative services	29,845	25,270	4,575	18.1%	83,413	71,911	11,502	16.0%
Capitated revenue	88,526	54,708	33,818	61.8%	253,481	160,776	92,705	57.7%
Shared savings	33,530	30,243	3,287	10.9%	130,304	90,296	40,008	44.3%
Care management fees (PMPM)	17,778	9,239	8,539	92.4%	39,904	27,519	12,385	45.0%
Other Revenue	2,034	1,528	506	33.1%	5,461	4,194	1,267	30.2%
Total Revenue	$417,282	$342,899	$74,383	21.7%	$1,216,909	$992,236	$224,673	22.6%
Three months ended September 30, 2023 and 2022
Revenue was $417.3 million for the three months ended September 30, 2023, an increase from $342.9 million for the three months ended September 30, 2022. Key drivers of this revenue growth include: an increase in capitated revenue of $33.8 million during the three months ended September 30, 2023 due to the addition of new arrangements during 2023; FFS–patient care revenue and FFS-administrative services, which increased $23.7 million and $4.6 million, respectively, primarily attributable to the addition of new providers and increase in visit volume; shared savings revenue, which increased $3.3 million primarily due to more Attributed Lives in Medicare programs as well as continued strong performance in our value based care programs; and an increase in PMPM revenue of $8.5 million primarily due to increased Attributed Lives.

Nine months ended September 30, 2023 and 2022
Revenue was $1.22 billion for the nine months ended September 30, 2023, an increase from $992.2 million for the same period in 2022. Key drivers of this revenue growth include an increase in capitated revenue in 2023 of $92.7 million due to the addition of new arrangements during the first quarter of 2023; FFS–patient care revenue and FFS-administrative services, which increased $66.8 million and $11.5 million, respectively, due to the addition of new providers and increase in visit volumes; shared savings revenue, which increased $40.0 million primarily related to more Attributed Lives in Medicare programs as well as continued strong performance in our value based care programs; and PMPM, which increased $12.4 million primarily attributable to increased Attributed Lives.
Operating Expenses

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Dollars in Thousands)	2023	2022	Change ($)	Change (%)	2023	2022	Change ($)	Change (%)
Operating Expenses:
Provider expense	$325,222	$265,174	$60,048	22.6%	$949,195	$766,672	$182,523	23.8%
Cost of platform	50,324	43,839	6,485	14.8%	145,254	127,495	17,759	13.9%
Sales and marketing	7,241	5,088	2,153	42.3%	18,483	14,568	3,915	26.9%
General and administrative	27,228	32,219	(4,991)	(15.5)%	79,987	101,436	(21,449)	(21.1)%
Depreciation and amortization expense	1,731	1,153	578	50.1%	4,761	3,436	1,325	38.6%
Total operating expenses	$411,746	$347,473	$64,273	18.5%	$1,197,680	$1,013,607	$184,073	18.2%
Provider expenses
Provider expenses were $325.2 million for the three months ended September 30, 2023 compared to $265.2 million for the same period in 2022, and $949.2 million for the nine months ended September 30, 2023 compared to $766.7 million for the same period in 2022. The increase for both the three and nine months ended September 30, 2023 compared to the same periods in 2022 was driven primarily by higher FFS-patient care revenue and growth in Implemented Providers and the addition of new capitated arrangements during the first quarter of 2023.
Cost of platform
Cost of platform expenses were $50.3 million for the three months ended September 30, 2023 compared to $43.8 million for the same period in 2022. The increase was driven by an increase in salaries and benefits of $3.5 million related to continued growth during the three months ended September 30, 2023 compared the same period in 2022 and an increase in platform costs of $2.1 million, primarily related to an increase in Implemented Providers.
Cost of platform expenses were $145.3 million for the nine months ended September 30, 2023 compared to $127.5 million for the same period in 2022. The increase was driven by an increase salaries and benefits of $12.4 million related to continued growth, an increase in platform costs of $7.4 million due to an increase in Implemented Providers partially offset by a decrease of $2.6 million in stock-based compensation expense primarily related to the remaining pre-IPO stock option awards becoming fully vested during the fourth quarter of 2022.
Sales and marketing
Sales and marketing expenses were $7.2 million for the three months ended September 30, 2023 compared to $5.1 million for the same period in 2022. The increase was driven by an increase in salaries and benefits of $1.7 million during the three months ended September 30, 2023 compared to the same period in 2022.
Sales and marketing expenses were $18.5 million for the nine months ended September 30, 2023 compared to $14.6 million for the same period in 2022. The increase was driven primarily by an increase in salaries and benefits of $3.4 million.
General and administrative
General and administrative expenses were $27.2 million for the three months ended September 30, 2023 compared to $32.2 million for the same period in 2022. The decrease was driven by the reduction of $4.4 million in stock-based compensation expense during the three months ended September 30, 2023 compared to the same period in 2022, primarily related to the remaining pre-IPO stock option awards becoming fully vested during the fourth quarter of 2022.
General and administrative expenses were $80.0 million for the nine months ended September 30, 2023 compared to $101.4 million for the same period in 2022. The decrease was driven by the reduction of $29.7 million in stock-based compensation expense primarily related to the remaining pre-IPO stock option awards becoming fully vested during the fourth quarter of 2022, partially offset by an increase in professional services of $4.6 million related to additional consulting services, an increase in salaries and benefits of $1.1 million and various other immaterial expenses.
Depreciation and amortization expense
Depreciation and amortization expenses were $1.7 million for the three months ended September 30, 2023 compared to $1.2 million for the same period in 2022, and $4.8 million for the nine months ended September 30, 2023 compared to $3.4 million for the same period in 2022. This increase was primarily driven by amortization of intangible assets related to the acquisitions during the nine months ended September 30, 2023.
Interest (income) expense, net
Interest (income) expense was a net interest income amount of $(2.9) million for the three months ended September 30, 2023 compared to $(0.3) million for the same period in 2022, primarily due to the increase in the rate of interest earned on cash in our bank accounts, and $(5.5) million for the nine months ended September 30, 2023 compared to the interest expense of $0.6 million for the same period in 2022. This change was primarily the result of the repayment of the Term Loan Facility at the end of June 2022 and the increase in the rate of interest earned on cash in our bank accounts.
Provision for (benefit from) income taxes
The provision for income taxes was $2.5 million for the three months ended September 30, 2023, compared to (benefit from) income taxes of $(4.8) million for the same period in 2022. The change was primarily attributable to the growth in taxable income and fewer excess tax benefits stemming from share based compensation related stock option exercise and restricted stock vesting events.
The provision for income taxes was $6.0 million for the nine months ended September 30, 2023,compared to $6.9 million for the same period in 2022. The decrease was driven by the changes in taxable income, partially offset by fewer excess tax benefits stemming from share based compensation related stock option exercise and restricted stock vesting events.
Gain (loss) attributable to non-controlling interests
Net income attributable to non-controlling interests was $0.3 million for the three months ended September 30, 2023 compared to a loss of $(1.1) million during the same period in 2022. Net loss attributable to non-controlling interest was $(1.5) million for the nine months ended September 30, 2023 compared to $(2.6) million for the same period in 2022. The change was primarily due to the repurchase of non-controlling interests for the nine months ended September 30, 2023.
Liquidity and Capital Resources
General
To date, we have financed our operations principally through sale of our equity, payments received from various payers and through borrowings under the prior Credit Agreement. As of September 30, 2023, we had cash and cash equivalents of $330.4 million. Our cash and cash equivalents primarily consist of highly liquid investments in money market funds and cash.
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
Cash Flows
Our cash requirements within the next twelve months include provider liabilities, accounts payable and accrued liabilities, and purchase commitments and other obligations. We expect the cash required to meet these obligations to be primarily generated through cash flows from operations and our available cash. Based on current and anticipated levels of operations, we anticipate that net cash provided by operating activities, together with the available cash on hand at September 30, 2023, should be adequate to meet anticipated cash requirements for the short term (next 12 months) and long term (beyond 12 months).
The following table presents a summary of our condensed consolidated cash flows from operating, investing and financing activities for the periods indicated.

	For the Nine Months Ended September 30,
	2023	2022
(in thousands)
Condensed Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$16,684	$18,042
Net cash used in investing activities	(37,948)	(89)
Net cash provided by (used in) financing activities	3,663	(21,634)
Net decrease in cash and cash equivalents	$(17,601)	$(3,681)
Operating Activities
Net cash provided by operating activities was $16.7 million for the nine months ended September 30, 2023, compared to $18.0 million for the same period in 2022. Significant changes impacting net cash provided by operating activities for the nine months ended September 30, 2023 compared to the same period in 2022 were as follows:
•An increase in net income of $47.6 million compared to the same period in 2022. Net income was $18.7 million for the nine months ended September 30, 2023 compared to loss of $(28.9) million for the same period in 2022, primarily driven by the decrease in stock-based compensation expense during the nine months ended September 30, 2023 when compared to the same period in 2022, primarily related to the remaining pre-IPO stock option awards becoming fully vested during the fourth quarter of 2022.

•An increase of $(156.2) million in accounts receivable, for the nine months ended September 30, 2023 compared to the same period in 2022 of $(128.9) million, a difference of $(27.3) million. The increase is primarily driven by the addition of new at-risk capitation arrangements during the nine months ended September 30, 2023 and an increase in FFS and VBC revenue.
•An increase of $123.9 million in provider liability for the nine months ended September 30, 2023 compared to an increase of $113.6 million during the same period in 2022, a difference of $10.3 million. The increase is primarily due to an increase in provider expense related to shared savings and new at-risk capitation arrangements during the nine months ended September 30, 2023.
Investing Activities
Net cash used in investing activities was $37.9 million for the nine months ended September 30, 2023 compared to a de minimis amount during the same period in 2022, primarily due to Privia’s investments in new markets during the first and third quarters of 2023.
Financing Activities
Net cash provided by financing activities was $3.7 million for the nine months ended September 30, 2023, compared to net cash used in financing activities of $(21.6) million for financing activities for the same period in 2022. The increase is primarily related the use of cash to repay the Company’s Term Loan Facility during the nine months ended September 30, 2022, partially offset by lower receipt of proceeds from stock options exercised and the repurchase of non-controlling interest.
Contractual Obligations, Commitments and Contingencies
Operating Leases. The Company leases office space under various operating lease agreements. The initial terms of these leases range from 2 to 9 years and generally provide for periodic rent increases, renewal, and termination operations. Total rent expense under operating leases was $0.7 million for both of the three months ended September 30, 2023 and 2022, and $2.0 million for both the nine months ended September 30, 2023 and 2022, respectively.
Off Balance Sheet Obligations. We do not have any off-balance sheet arrangements as of September 30, 2023.
Commitments and Contingencies. See Note 11, “Commitments and Contingencies” for further discussion on our commitments and contingencies.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure. On an on-going basis we evaluate significant estimates and assumptions, including, but not limited to, provider liability, revenue recognition, stock-based compensation, estimated useful lives of assets, intangible assets subject to amortization, and the computation of income taxes. Future events and their effects cannot be predicted with certainty; accordingly, the Company’s accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the financial statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as the Company’s operating environment changes. Management evaluates and updates assumptions and estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.
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
Interest Rate Risk
Our primary market risk exposure is changing prime rate-based interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. As of September 30, 2023, the Company had no borrowing agreements and no letters of credit in place.
Inflation Risk
Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2023.
Changes to our Internal Controls over Financial Reporting
There were no changes made to the Company’s internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 3. DEFAULT UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On August 16, 2023, Parth Mehrotra, the Company’s Chief Executive Officer and a member of the Company’s Board of Directors, adopted a new trading plan for the sale of securities that is intended to satisfy the affirmative defense conditions of Rule 10b5-1 of Exchange Act (the "New Mehrotra Plan"). The first possible trade date under the New Mehrotra Plan is November 15, 2023, and the end date of the New Mehrotra Plan is November 15, 2024, for a duration of approximately one year. The aggregate amount of securities that may be sold under the New Mehrotra Plan is 456,972.
On August 31, 2023, David Mountcastle, the Company’s Chief Financial Officer, adopted a new trading plan for the sale of securities that is intended to satisfy the affirmative defense conditions of Rule 10b5-1 of Exchange Act (the "New Mountcastle Plan"). The first possible trade date under the New Mountcastle Plan is November 29, 2023, and the end date of the New Mountcastle Plan is November 29, 2024, for a duration of approximately one year. The aggregate amount of securities that may be sold under the New Mountcastle Plan is 205,929.
On August 31, 2023, Brighton Family, LLC adopted a new trading plan for the sale of securities that is intended to satisfy the affirmative defense conditions of Rule 10b5-1 of Exchange Act (the "New Brighton Plan"). William Sullivan, a member of the Company’s Board of Directors, is the managing member of Brighton Family, LLC and has sole voting and investment power with respect to the common stock owned by Brighton Family, LLC. Mr. Sullivan disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein. The first possible trade date under the New Brighton Plan is November 30, 2023, and the end date of the New Brighton Plan is November 27, 2024, for a duration of approximately one year. The aggregate amount of securities that may be sold under the New Brighton Plan is 3,770,000.
No other officers or directors of the Company adopted, modified or terminated any trading plan during the third quarter of 2023.

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

Privia Health Group, Inc.

Dated:	November 03, 2023	/s/ David Mountcastle
Name: David Mountcastle
Title: Executive Vice President, Chief Financial Officer and Authorized Officer