Form 10-K
period 2023-12-31
Privia Health Group, Inc.
filed 2024-02-27
CIK 1759655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K
_______________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐    No  ☒
As of February 23, 2024 the registrant had outstanding 118,568,826 shares of common stock, $0.01 par value. As of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates was approximately $2.20 billion based on the closing price per share of common stock on that date of $26.11 as reported on the NASDAQ.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the information called for by Part III of this Annual Report on Form 10-K is hereby incorporated by reference from the proxy statement for the registrant’s 2024 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the registrant’s fiscal year ended December 31, 2023.

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

PART I
ITEM 1. BUSINESS
Overview
Privia Health Group, Inc. (“Privia Health”, “we”, “our”, or the “Company”) is a technology-driven, national physician-enablement company that collaborates with medical groups, health plans, and health systems to optimize physician practices, improve patient experiences, and reward doctors for delivering high-value care in both in-person and virtual care settings (the “Privia Platform”). We directly address three of the most pressing issues facing physicians today: the transition to the value-based care (“VBC”) reimbursement model, the ever-increasing administrative requirements to operate a successful medical practice and the need to engage patients using modern user-friendly technology. We seek to accomplish these objectives by entering markets and organizing existing physicians and non-physician clinicians into a unique practice model that combines the advantages of a partnership in a large regional medical group (each, a “Medical Group”) with significant local autonomy for the physicians (collectively, “Privia Physicians”) and non-physician clinicians (collectively “Privia Clinicians” and, together with the Privia Physicians, the “Privia Providers”) joining our Medical Groups. Our Medical Groups are designated as in-network by all major health insurance payers in all of our markets, and all Privia Providers are credentialed with such health insurance payers.
Our platform is purpose-built, organizing physicians into cost efficient, value-based and primary-care centric networks bolstered by strong physician governance, and promotes a culture of physician leadership. The Privia Platform is powered by our Privia Technology Solution that integrates both Privia-developed and third-party applications into a seamless interface and workflow that manages all aspects of our Privia Providers’ provision of healthcare services. We enhance the patient experience, improve practice economics and influence point of care delivery through investments in data analytics, revenue cycle management (“RCM”), practice and clinical operations and payer alignment. The Privia Platform is designed to succeed across demographic cohorts, acuity levels and reimbursement models, including traditional fee-for-service (“FFS”) Medicare, the Medicare Shared Savings Program (“MSSP”), Medicare Advantage, Medicaid, commercial insurance and other existing and emerging direct contracting programs with payers and employers. We believe that the Privia model is a highly scalable solution to help our nation’s healthcare system achieve the quadruple aim of better outcomes, lower costs, improved patient experience, and happier and more engaged providers. Our customers have affirmed our model, as Privia Health has rapidly become one of the nation’s leading independent physician companies since launching our first Medical Group in 2013.
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

•Establishes Provider Density in Local Markets: Supports a proven expansion strategy resulting in increased relevance with payers and patients (over 1,090 care center locations across 13 states and the District of Columbia, targeting over 160 metropolitan statistical areas (“MPSAs”) located within those geographical markets).
•Designed to Transform Care Delivery: Designed to transition care delivery in each market from FFS to VBC and to enhance the care model and ability of Privia Providers to manage higher risk patients (more than $937 million total savings generated across Commercial, Medicare Advantage, Medicare Shared Savings, and Medicaid since 2014; patient NPS of 85).
•Demonstrates Physician Value Proposition Consistently: Reduces administrative burden and generally increases provider profitability (96% Privia Provider retention rate over the past five years in addition to a seven-time (2016-2022) HFMA MAP Award recipient for high performance in revenue cycle).
•Generates Attractive Financial Results: Has an established scale, diversified revenue mix with no single payer or individual practice concentration, and is profitable and capital efficient with attractive growth (for the year ended December 31, 2023, approximately $1.66 billion in revenue and more than $2.84 billion total practice collections, high return on invested capital with superior unit economics and high free cash flow conversion). See “Key Metrics” for a discussion of practice collections.
•Led by a Highly Experienced Executive and Physician Leadership Team: Our management team has significant experience leading payer, provider and healthcare information technology organizations.
We believe our model is highly scalable. Privia operates in 13 states and the District of Columbia, covering over 160 target MPSAs (including 54 out of the largest 100 MPSAs), not including our planned exit from Delaware. We aim to build relevance in each of our markets with all key constituents (physicians, non-physician clinicians, patients, government programs, commercial payers and employers). Privia started by partnering with small and large independent physician practices focused on primary care, pediatrics, women’s health, and select subspecialties focused on treating chronically ill patients. As of December 31, 2023 we now have more than 4,300 service professionals on our platform who are credentialed and bill for medical services, in both Owned and Non-Owned Medical Groups (as defined below), (“implemented providers”). Once a provider signs an agreement to join Privia, there is a five-to-eight month period on average before that provider is implemented on our platform. This time lag between signing and implementing a provider gives us very high visibility into total practice collections over a forward twelve-month period. Our implemented providers operate in over 1,090 care center locations. Privia cares for over 4.8 million patients, including approximately 683,000 commercial patients who have selected one of our Medical Groups as their provider of primary care services, as measured at the end of a particular period (“attributed lives”), approximately 155,000 Medicare Advantage attributed lives, 197,000 Medicare Shared Savings / Maryland PCP+ Program attributed lives, and approximately 85,000 Medicaid attributed lives. In addition, we currently have over 224,000 patients aging into Medicare over the next five years. Our confidence in our base business model is based on our belief that the Privia Platform works across all geographies and will allow us to enter many new markets across the country over the coming decades and fundamentally move those markets to VBC.
In some instances, we also move into and expand in new and existing markets through our Privia Care Partners model. Privia Care Partners offers a more flexible affiliation model to providers who are looking solely for VBC solutions without the necessity of joining one of our Medical Groups and changing EMR platforms. Providers participating in Privia Care Partners are clinically integrated to allow for joint contracting with payers, and we furnish population health services, reporting and analytics to such providers along with a menu of management services from which providers may choose. As of January 1, 2024, approximately 1,350 providers with approximately 200,000 attributed lives are participating in the Privia Care Partners model. During 2023, several Privia Care Partners’ providers transitioned to our Privia Medical Group model, which demonstrates the flexibility of our operating model and technology platform, as well as the ability to support physicians wherever they are in their transition value-based care.
Under our standard Privia Medical Group model, Privia Physicians join the Medical Group in their geographic market as an owner of the Medical Group. We own a majority interest in certain of our Medical Groups (each, an “Owned Medical Group”), with Privia Physicians collectively owning a minority interest, and we own no interest in certain other Medical Groups (each, a “Non-Owned Medical Group”). In those markets in which state regulations do not allow us to own Medical Groups, the Non-Owned Medical Groups are either (a) 100% owned by the Privia Physicians or (b) majority owned, indirectly through a professional entity (“Nominee PC”), by a licensed physician holding a Privia leadership position (such physician leader, a “Nominee Physician” and each such Non-Owned Medical Group owned in this manner, a “Friendly Medical Group”), and in those markets where we partner with health systems, our health system partner owns a majority interest in the Non-Owned Medical Groups, with Privia Physicians owning a minority interest. Our Owned and Non-Owned Medical Group Privia Physicians, who owned their own practices prior to joining Privia, continue to own their historical practice entities (“Affiliated Practices”) but those Affiliated Practices no longer furnish healthcare services and Privia Physicians are contractually obligated to furnish all healthcare services through their Medical Group. The Medical Groups have no ownership in the underlying Affiliated Practices, but the Affiliated Practices do provide certain services to the Medical Groups, such as use of space, non-physician staffing, equipment and supplies.
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
We principally derive our revenues from the following three sources: (i) FFS-patient care revenue generated from providing healthcare services to patients through Privia Providers of Owned Medical Groups and Friendly Medical Groups, in addition to management and administrative services earned for administrative services provided to Non-Owned Medical Groups (“FFS-administrative services”), (ii) VBC revenue collected on behalf of our Privia Providers in the form of (a) capitated revenue and (b) management and administrative fees, which, at this time, are primarily in the form of shared savings, which includes quality bonuses, and per member per month (“PMPM”) care management fees, and (iii) other revenue from additional services offered by Privia to its Privia Providers or directly to patients or employers. The operations of our Owned Medical Groups, owned ACOs, owned MSOs and Friendly Medical Groups are reflected within our consolidated financial results.
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
The Privia Platform is powered by the Privia Technology Solution, which optimizes provider workflow across the full continuum of reimbursement arrangements. The platform supports multiple provider types (56 specialties currently represented), enables scalable operations, and delivers patient centric in-person and virtual access to care, attractive quality metrics, and lower cost of care. It efficiently integrates multiple data points to build a single view of the patient, allowing our Privia Providers to serve patients across demographics and medical complexities. Our platform scales across different markets by succeeding in all reimbursement models and delivering next generation VBC capabilities. We seek to continuously enhance the Privia Technology Solution to improve provider well-being and patient satisfaction.
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
Rising Healthcare Costs
Healthcare spending in the United States reached nearly $4.5 trillion in 2022 or $13,493 per person, according to Centers for Medicare and Medicaid Services (“CMS”), representing approximately 17.3% of U.S. GDP. This is more than any other country in the world and twice the OECD average. National health expenditures are projected to reach $7.2 trillion or 19.6% of GDP by 2031, according to CMS, outpacing both GDP and inflation expectations. Privia’s solutions help rein in healthcare costs, while improving patient experience and provider efficiency.
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
Capitated revenue is generated through what is typically known as an “at-risk contract.” At-risk capitation refers to a model in which the Company is entitled to fixed monthly fees from the third-party payer in exchange for providing healthcare services to attributed beneficiaries in Medicare Advantage plans. The fees are typically based on a percentage of the defined premium that payers receive from CMS. At-risk capitated fees are recorded gross in revenues because the Company is acting as a principal in arranging for, providing, and controlling the managed healthcare services provided to the attributed beneficiaries. The Company is currently renegotiating certain capitated agreements expected to reduce its at-risk capitated lives to increase the probability of positive contribution margin and limit downside financial risk in the midst of prevailing headwinds from higher medical cost trends and other financial and reimbursement pressures on payers and provider organizations, If successful, the Company expects the renegotiated contract would transition approximately 19,900 lives from capitated lives to shared savings lives, effective January 1, 2024.
Our Market Opportunity
We believe there are approximately 1,000,000 total physicians and providers in the U.S. Our existing provider relationships provides us with significant opportunity to grow in both our existing and new geographies. Our growth strategy is centered on capturing whitespace opportunity in existing markets and entering multiple new markets nationally over the next decade. We operate in 13 states and the District of Columbia, with over 4,300 implemented physicians and providers, covering over 4.8 million patients. We believe we address a market opportunity of more than $1.9 trillion.
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
Our History
Privia Health was founded with a mission to improve and transform healthcare in order to enable doctors and their teams to focus on providing patients with high quality healthcare. In 2013, we launched Privia Medical Group with our first practice in Virginia. The following year, we expanded across the Mid-Atlantic region to Maryland and Washington D.C. In 2015, we launched our Georgia and South Texas markets. In 2016, we launched our group in North Texas. That same year, the Washington Post named Privia Health one of the “Top Workplaces” for a second consecutive year. In 2017, The Advisory Board Company listed Privia Health as one of the “Workplaces of the year” for employee engagement. In 2019, we launched our Florida market and in 2020, we launched in Tennessee, started the Privia Pediatrics vertical, and announced a strategic alliance with a prominent children’s hospital in Texas. In 2021, we launched Privia Health in the California market and opened our third Medical Group in the State of Texas. We launched Privia Medical Group in Montana and North Carolina in 2022. In 2023, we launched Privia Quality Network Connecticut, as well as Privia Medical Group Washington and Privia Medical Group South Carolina. In addition, from 2016 to 2022 we received seven consecutive HFMA MAP award for high performance in revenue cycle. From 2015 to 2023, we have averaged a 28% annual growth rate in providers joining our platform, which has resulted in a total attributed lives growth rate of 30%.
Total Attributed Lives in Value-Based Programs Growth
We define attributed lives as patients that a payer identifies in any VBC program that a Privia Medical Group is specifically responsible for managing. Reimbursement for managing these patients is partially or fully based on controlling the total cost of care and / or improving certain quality metrics.
We operate in 13 states and the District of Columbia with over 4,300 implemented providers and more than 1,090 care center locations, targeting over 160 MPSAs (including 54 out of the largest 100 MPSAs), and an addressable population of over 167 million. Under our standard Privia Medical Group model, we establish provider density using an in-market and national sales and marketing team once we enter a market with an anchor medical group or health system. We accelerate our go-to-market strategy using on the ground market intelligence and a data driven approach to add new practices to our medical group. As our medical groups grow, we transition our markets to value-based programs as demonstrated by the increase in our attributed risk lives across various programs.

Generally speaking, we define a market as a geographic area covered by one of our Medical Groups under a single TIN or covered by one of our Privia Care Partners. A market could comprise a single state, a part of a state or a group of multiple states and/or districts.
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
The Privia Platform is Designed to Transform the Way Physicians Practice Medicine
Privia’s goal is to reimagine the approach to managing physician organizations and optimize their performance by creating a platform that caters to their unique needs. For our Privia Medical Group model, we do this through five key elements of our platform: (i) focusing on technology and population health, (ii) establishing a single-TIN Medical Group and governance model in each geographic market, (iii) owning and operating an MSO in each local market, (iv) building ACOs to capture VBC opportunities, and (v) offering a high quality, low cost provider network for purchasers and payers.
Technology and Population Health: Too often technology works against, rather than for, providers and patients. The Privia Technology Solution is designed with our physicians’ and patients’ input to enhance their workflows in both FFS and VBC settings, increasing patient engagement across all stages of a visit, including patient access, pre-visit, at the point of care (both in person and virtual) and post-visit. We seek to optimize our Privia Providers’ technology and marketing so patients can easily find a provider online, schedule an appointment and receive appointment reminders, all of which have been shown to improve patient retention and minimize costly no-shows. On our MyPrivia app, patients can schedule and complete a virtual visit, securely message providers and their care teams, schedule an office appointment, find care options within the Privia network, and access the patient portal. Our technology and tools embed workflow and insights directly into our EMR system so providers can seamlessly assess patients’ health, review their practice performance and provide a superior experience at the point of care (in-person or virtually). Most physician groups deal with an onslaught of disparate information coming from different sources—such as multiple payers and hospitals—resulting in confusion and disorganization for providers at the point of care. Unlike other peers, Privia manages the complexity in the background in order to create a unified workflow and experience for our Medical Groups, Privia Providers, their staff and patients. For example, Privia uses APIs with systems and data exchanges so that our Privia Providers do not need to access other systems during a patient visit. After the visit, our providers follow up with patients using automated education, transitional and chronic care management, care plans, behavioral health and more. We also use patient-satisfaction feedback to continuously improve the patient experience, refine care protocols and increase our Privia Providers’ online visibility. In 2019, we received the HIMSS Innovation Award for our exceptional PRQD program that collects required quality data directly from patients and automatically loads the results into patient records. Our proprietary virtual visit technology is fully integrated into our platform. As of December 31, 2023, our virtual visit platform had logged over 3.0 million visits, conducted by over 4,000 providers, across more than 50 medical specialties. The Privia Technology Solution is the cornerstone to our Medical Groups and ACOs’ ability to succeed across patient demographic cohorts and multiple lines of business (Medicare, Medicare Advantage, MSSP, commercial, etc.).
Single-TIN Medical Group: In each of our Privia Medical Group markets, we establish a primary care centric single-TIN Medical Group that facilitates payer negotiation, clinical integration and alignment of financial incentives. Our Medical Group governance structure allows Privia Providers to build a clinical culture that adapts to consumers’ and a region’s unique and evolving needs. Privia Providers in our Medical Groups collaborate in physician-organized delivery meetings to review performance data, share best practices, create an environment of accountability, and advance evidence-based medicine while maintaining significant autonomy. At the local leadership level, Privia Physicians across different practice locations, or care centers, meet regularly with support from Privia performance team members to drive local population health initiatives, engagement and performance. At the market Medical Group level, Privia Physicians, along with Privia team members, advise on priorities, set annual objectives, and approve payer contracts and performance distribution. Finally, at the national level, our Privia Physicians receive input from each market and establish priorities for operational improvements and clinical priorities. We believe that this integrated governance structure allows our Privia Physicians to focus on what is most important, taking care of patients, while having a voice in the strategic direction of business operations. The structure also allows previously disconnected providers to share ideas in a broader forum, sharing best practices with each other.
Management Services Organization: Privia enables our Privia Providers to focus on their patients, not paperwork. Our market-level MSOs leverage our scale to reduce administrative work, increase efficiency, and lower direct costs for our Privia Providers. Our payer contracting team works with multiple private and government payers across markets to construct and participate in VBC programs. As a seven-time recipient of the prestigious HFMA MAP Award, our RCM team meets the high standards for financial results and patient satisfaction. Our team of performance consultants conduct business operations reviews and audits to optimize our Privia Physicians’ finances and productivity. Our procurement team develops opportunities to reduce provider expenses through participation in group purchasing. Our analytics team enables our Privia Providers to make more data-driven decisions on financial, operational, and clinical initiatives, resulting in same store practice growth across both FFS and VBC programs. Our clinical operations and informatics team ensures the “doctor’s voice” is present in our technology solutions to drive savings and optimize patient outcomes. Our innovative technology improves data security, bolsters the patient-provider relationship, and offers patients a seamless, coordinated experience.
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
In 2022, Privia operated seven ACOs that delivered high-value, cost-efficient care to more than 163,000 Medicare beneficiaries, achieving shared savings of $131.7 million through the MSSP, a shared savings increase of 31.8% over 2021. Our total annual expenditures were 8% lower than the median MSSP ACO and 19% lower than total FFS Medicare. Our weighted average emergency room utilization was 20% lower than the median MSSP ACO and 27% lower than total FFS Medicare. Our weighted average outpatient facility spend was 19% lower than the median MSSP ACO and 34% lower than total FFS Medicare. Our weighted average inpatient facility spend was 12% lower than the median MSSP ACO and 24% lower than total FFS Medicare. Since 2014, we have delivered total shared savings across government programs and commercial payers of more than $937 million, including more than $510 million through participation in the MSSP. Our approach has been successful across Commercial, Medicare Advantage, MSSP, and Medicaid, from simpler pay-for-performance programs to more complex partial capitation and risk-based programs.
Privia expanded its number of ACOs in 2023, with a total of ten ACOs serving over 198,000 Medicare beneficiaries across the District of Columbia and eleven states, including California, Connecticut, Delaware, Florida, Georgia, Maryland, Montana, North Carolina, Tennessee, Texas, and Virginia. Out of the ten ACOs, five were participating in the MSSP Enhanced Track with potential upside and downside financial risk. For the 2024 MSSP performance year, Privia will have nine ACOs participating in the MSSP serving approximately 192,000 Medicare beneficiaries following its planned exit from the Delaware ACO. Five of the nine ACOs are participating in the MSSP Enhanced Track in the 2024 MSSP performance year.
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
The Privia Technology Solution: Our Purpose-Built, End-to-End Technology-Enabled Platform
Our end-to-end, cloud-based technology-enabled platform streamlines the provider, patient and care team workflows focusing on each of the following aspects: (i) patient access through various avenues (patient portal, mobile app and search engine optimization), (ii) pre-visit analytics and preparation, (iii) in-person or virtual care delivery and (iv) post visit analytics, care-coordination and reporting. Our technology-enabled platform enables us to scale operations across over 4,300 implemented providers in multiple markets, enhance performance across multiple payer contracts and deliver superior quality care to patients across the demographic spectrum.
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
•Outcomes: approximately 570 practice websites managed; approximately 2,000 providers on online scheduling; approximately 390,000 distinct mobile app users annually, over 90% mobile and 80% email collection rates; over 75% email open rate.
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
•Capabilities: Interoperability, Interface Management, Patient Portal, Online Check-In, Kiosks, Huddle Reports, and Chart Preparation
•Outcomes: over 1,000 file exchanges with payers per month on average, over 65% patient portal adoption rate
During Visit: Whether an appointment is in-person at one of our more than 1,090 care centers or through our leading telehealth platform, our platform ensures a streamlined provider and patient interaction. Privia integrates the quality workflow within the point-of-care in the EMR. Our solutions allow providers and care teams to close quality gaps during the patient visit by leveraging external data and enlisting patients for self-gap closure. The solutions are built on evidence-based guidelines managed by committees of physicians. Furthermore, we prioritize key risk adjustment gaps, recapture prior diagnoses and embed suspect medical conditions within the EMR.
•Capabilities: Embedded Virtual Visit Technology, Embedded Quality and Risk Gaps, Referral Decision Support, Virtual Scribes.
•Outcomes: Average quality score exceeded 85% across all seven ACOs in the MSSP 2022 performance year, and exceeded the quality performance standard to share in savings at the maximum sharing rate
Between Visits: After the visit, we support treatment with patient education tools, automated standing orders based health event data triggers, transitional and chronic care management, care plans, and more. We also use patient-satisfaction feedback to increase practices’ online visibility. Our system sends secure messages to patients within the patient portal and messages are sent on behalf of the provider and care team. Our proprietary care team application is integrated within the EMR and patient portal enabling clinical assessments and templates to guide care team’s workflows. Privia Connect, our proprietary provider community application, is a resource hub and training platform for all provider needs.
•Capabilities: Patient Portal, Patient Satisfaction Surveys, PRQD, Automated Patient Outreach, Care Plans, Care Management Application, Analytics Platform
•Outcomes:
•Privia conducts approximately 67,000 patient surveys per week
•13% survey response rate
•Remediation of any negative feedback commenced within 24 hours
•Over 75% email open rate on all emails sent to patients; more than 49,000 gaps closed in 2023
•96% provider adoption of Privia Connect application; ~3,500 self-service knowledge-based articles; over 620 online courses available

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
At the end of 2019, approximately 250 Privia Providers conducted ~350 virtual visits per week. In March 2020, Privia’s virtual visit volumes increased from ~100 per day to more than 6,000 per day on average without operational disruption and zero downtime on Privia’s proprietary virtual visit platform. Virtual visit volume increased rapidly, from approximately 0.3% of all visits prior to the COVID outbreak to more than 45% by the beginning of April 2020. Privia Providers representing more than 50 medical specialties continued delivering care to patients via our proprietary telehealth platform through 2023. We further launched our 24/7 Virtual Clinic, providing on demand access to Privia Providers for immediate care if a patient’s primary care provider is not available.
As of December 31, 2023, over 1.0 million distinct Privia patients have completed over 3.0 million virtual visits. Of all patients seen by a Privia Provider virtually, 94% did not return to the same doctor or another doctor in the same specialty for a follow up visit within seven days. During the year ended December 31, 2023, approximately 10% of our visit volume was delivered virtually across our markets and specialties and we anticipate that to hold steady in the post-COVID 19 PHE landscape.
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
Our Provider Partnership Approach
We are transforming healthcare by empowering physicians. We know that providers are uniquely positioned to reshape healthcare, but they need the right organization, tools, technology, talent and governance to support them. That is where Privia comes in. Our high-performance medical groups, proprietary technology, physician leadership and team-based approach help our providers manage the health of their communities through exceptional patient experiences. We follow a proven process to move providers and markets to value through the following:
•High-Performing Medical Groups: Privia forms high performing medical groups in almost all of its markets. Our structure allows providers to practice medicine as part of a larger clinically and financially integrated medical group while maintaining their legacy ownership structure and affiliations. Privia’s top-performing providers work together to optimize utilization and costs, improve the patient experience, and advance population health
•Superior Management Services Organization: Privia is a purpose-built organization that arms physicians with key expertise and assistance in crucial practice needs such as contract negotiations, RCM, clinical operations, information technology and administrative support so that physicians can focus on what matters: delivering high-quality care to patients across the continuum of care
•Enabling Transition to and Success in VBC: We partner with all provider types across all reimbursement programs including Medicare, Medicare Advantage, Medicaid, and Commercial to successfully navigate the transition to VBC. We enable providers to run a more fulfilling, financially viable practice while providing superior patient experiences
•Enhanced Patient Experience: We empower and engage patients with tools and technology, such as our MyPrivia mobile app, patient portal and telehealth capabilities. This approach prioritizes the patient-provider relationship and helps deliver care when, where, and how patients want to connect with their providers
•Superior Clinical Quality: Privia enables better clinical quality by putting patient outcome data in front of providers that they never had before and providing additional clinical programs, such as care management and behavioral health. For example, patients who meet with a Privia Provider annually for wellness and preventive care experience 61% lower hospitalizations, 47% lower emergency room visits, and 25% lower risk-adjusted total cost of care.
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
Our Impact
•Patients: Privia currently serves over 4.8 million patients across the continuum of care. Our total cost of care framework enables us to provide enhanced care regardless of whether the patient is healthy, early stage chronic, high risk, poly-chronic or a complex case. Our framework focuses on: (i) expanded access through our more than 1,090 care center locations or virtually (ii) proactive referral management (iii) chronic care management and behavioral health and (iv) complex care management and palliative care. Our technology provides an improved patient experience and better outcomes through our MyPrivia app and patient portal, including helpful automated reminders to stay on top of health events, 24/7 virtual immediate care and nurse care advice. As an example, patients who meet with a Privia Provider annually for wellness and preventive care experience 61% lower hospitalizations, 47% lower emergency room visits, and 25% lower risk-adjusted total cost of care. Patients enrolled in Privia’s diabetes program, which focuses on managing blood sugar, blood pressure, kidney disease, and cholesterol, experience 38% lower hospitalizations, 30% lower emergency room visits, and 27% lower risk-adjusted total cost of care than diabetics who do not enroll.
•Providers: Transforming healthcare requires innovative, diverse solutions that position providers at the forefront. Privia’s physician-led approach enables providers to practice medicine the way they want with the support they need, thrive in VBC, and stay connected with their patients. We combine talent, tools and technology to ensure that Privia Providers are less burdened with administrative tasks, spend more time with their patients and are rewarded for managing their patients’ cost of care effectively. As a result, the Privia Platform has grown significantly over the past few years, scaling from more than 250 implemented providers in 2014 to over 4,300 implemented providers on the platform today.
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
Our platform is designed to improve patient outcomes through superior clinical quality. Privia brings a value-based philosophy of clinical care that leads to higher quality results. Through advanced analytics we identify rising risk and high-risk patients, and ensure that all patients receive the necessary preventive care. We provide additional clinical support to our Privia Providers and patients through an integrated care team model—including nurse care managers, care coordinators, chronic care (such as diabetes), behavioral health, palliative care, and more. Unlike most traditional medical groups, our care team is seamlessly integrated into the entire care experience, working off of the same patient record and integrated into practice workflows, rather than a disconnected third-party vendor. This approach has led to favorable outcomes; for example, patients enrolled in our diabetes management program experience on average 30% lower emergency room visits, 38% lower hospitalizations, and 27% lower cost of care. Privia is also recognized for being in the top 20th percentile of comparable MSSP ACOs nationally in HbA1c control for diabetic patients and in the top 30th percentile for quality measures such as fall risk screening, colorectal cancer screening, and breast cancer screening.

We provide the benefit of scale while also offering flexibility with ownership structures. Physicians and providers join our single-TIN Medical Group in geographic markets while maintaining significant autonomy and retaining ownership of their legacy practice assets. Physicians and providers are able to join our platform regardless of whether they are independent, affiliated or employed by a larger provider entity, such as a health system, large medical group, or other captive physician models. Our scale, technology-enabled platform, more competitive payer contracts, leading practice operations and physician governance are designed to enable our Privia Providers’ practices to grow revenue and succeed in VBC reimbursement models.
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
Privia’s capital-efficient operations are portable and replicable across geographic markets: We generally enter a market with an asset-light operating model and employ a disciplined, uniform approach to market structure and development. We affiliate with market leading provider groups and health systems to form anchor relationships consisting of a single-TIN Medical Group to which we align other independent, affiliated, or employed providers. In contrast to many of our competitors, our model does not rely on buying physician practices or building de-novo medical clinics that require significant capital expenditures nor does it subject us to the costly need to satisfy insurance-based capital requirements. The data we have collected from earlier provider cohorts demonstrate that we consistently improve practice performance in both FFS and VBC metrics over time and inform our expectations for our new markets. As a result, markets see a favorable timeline to profitability and free cash flow contribution. Moreover, our business model gives us flexibility to achieve incremental growth through acquiring minority or majority stakes in our practices and opening de-novo, fully-owned sites of care focused on Medicare Advantage and direct contracting models.
Long term, sticky relationships underpin our predictable and profitable operating model: Privia Providers have high average satisfaction with their overall performance on our platform. We have 96% average provider retention over the past five years. The patients that our providers serve are generally happier as well, as evidenced by a net patient satisfaction score of 85 for 2023. Our pipeline of signed providers who have yet to be implemented, high provider satisfaction and retention, and high patient satisfaction all contribute to more than 90% practice collections predictability on a rolling twelve month forward basis. As a result of these relationships and a high level of patient satisfaction, we are profitable and free cash flow positive, with improving unit economics and margins.
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
Our Growth Strategy
Privia operates in 13 states and the District of Columbia, not including our planned exit from Delaware, covering 160 target MPSAs (including 54 out of the largest 100 MPSAs). Privia previously notified CMS that its Delaware ACO will terminate its Participation Agreement with CMS effective March 30, 2024 and will no longer participate in MSSP as of the 2024 performance year. We have over 4,300 implemented provider partners in our existing markets. We believe there are approximately 1,000,000 total physicians and providers in the United States. Our existing provider relationships and market share provides us with significant opportunity to grow in both our existing and new geographies. Our growth strategy is centered on capturing whitespace opportunity in existing markets and entering new markets nationally over the next decade and consists of the following elements.

Organic Growth in Existing Practices
•Patient panel and volume growth through enhanced patient experience and value-based clinical model, which increases retention and drives new patient referrals;
•New provider growth through strategic expansion, succession planning, and use of advanced practice practitioners;
•Expansion of practice services such as more convenient virtual care and in-office ancillaries; and
•Revenue optimization through enhanced payer contracting strategies and strong revenue cycle performance which drives efficiency and higher revenue realization.
Moving Markets to VBC
•Focus on same store growth of patients attributed to value-based contracts in each existing geographic market (e.g. we currently have over 224,000 patients aging into Medicare over the next five years);
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
Acquisitions and Investments in Full Service Care Models
•Our growth playbook also factors in the opportunity to acquire minority or majority ownership of provider groups or clinically integrated networks in existing and new markets and we may also open de-novo, wholly or partially owned, sites of care in existing and new markets.
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
Competitive Landscape
We compete in a highly fragmented and competitive U.S. healthcare industry. We face competition in each geographic market from a variety of community-based healthcare provider organizations, including large physician practices, independent physician associations, hospitals and health systems, physician-hospital organizations as well as emerging companies acquiring and rolling up specialty physician practices. In addition, nationally, we face competition for talent, resources, physicians, and payer contracts from existing and emerging companies in the physician enablement industry segment. We believe our practice model and breadth of services offered to all patient types is unique and we therefore compete with different companies across certain lines of business, including companies with: dedicated brick-and-mortar locations which often target patients covered by Medicare Advantage plans; dedicated, direct primary care locations which often target a commercial or employer-based patient population; the ability to organize providers into accountable care organizations, allowing physicians to participate in VBC arrangements; and the ability to partner with physicians groups to enable better care delivery primarily for seniors. These competitors may be narrower in their competitive footprint and may not address all the key stakeholders we serve simultaneously. Our indirect competitors also include episodic point solutions, such as telemedicine offerings, as well as urgent care providers. Our competitive success is contingent on our ability to address the needs of our key stakeholders efficiently and cost effectively compared with competitors. We expect to face increasing competition, both from current competitors, who may be well established and enjoy greater resources or other strategic advantages to compete for some or all key stakeholders in our markets, as well as new entrants into our market.
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

Intellectual Property
We believe that our intellectual property rights are important to our business. We rely on a combination of trademarks, service marks, copyrights and trade secrets to protect our proprietary technology and other intellectual property. As of December 31, 2023, we exclusively own six (6) registered trademarks in the United States, including Privia Health. In addition, we have registered domain names for websites that we use or may use in our business.
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
We provide administrative services through our local MSOs for our Medical Groups. Although the structure of administrative fees can implicate limitations under state corporate practice of medicine prohibitions, our administrative services specifically reserve services that would constitute the practice of medicine with the Medical Group. The structure of administrative fees can also implicate state fee splitting prohibitions. Fee splitting prohibitions generally prohibit licensed physicians from sharing fees for healthcare services with lay persons. The scope of these laws generally range from a narrow reading limiting violations to the payment for referring work to a physician to broad prohibitions that limit percentage management fees or other variable fee arrangements. Tennessee, for instance, once strictly prohibited all percentage management fees; however, the statute was amended to allow percentage administrative fees so long as such fees are reasonably related to the services or goods furnished to the physician. Maryland’s law is essentially identical to Tennessee’s law. While Florida prohibits percentage administrative fees for certain services furnished by a management company to a physician, we have worked with our partner and outside counsel to develop a compliant percentage fee arrangement for certain services in Florida. Similarly, although North Carolina does not prohibit percentage based management fees in physician arrangements specifically by statute, the North Carolina Medical Board has taken the position that a physician cannot share revenue on a percentage basis with a non-physician. Accordingly, we have adopted a fixed administrative fee schedule based upon the Privia Physicians’ collections for health care services. Although Texas has a fee splitting prohibition, percentage fees for companies that charge management fees are not expressly forbidden. Similarly, California courts have found that management fees based on a percentage of revenue do not violate the state’s various fee splitting prohibitions so long as the services are commensurate with the value of management services furnished to the physicians. Although Georgia and the District of Columbia each has a fee splitting prohibition, each is limited to a physician paying for the referral of patients or other business. Georgia courts have consistently taken the position that the fee splitting prohibition is not violated when a physician pays collections over to a for-profit corporation or business for the provision of goods or services. Virginia’s fee splitting law is similar in scope to Georgia’s but is further limited to payments between licensed physicians.
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
General Corporate Information
Privia Health Group, Inc. (NASDAQ: PRVA) (“we”, “our”, the “Company”) was incorporated in Delaware in 2016 and became the sole shareholder of PH Group Holdings Corp. (“PH Holdings”) effective August 11, 2016. Our Telephone number is (571) 366-8850. Our website is priviahealth.com. The information contained on, or that can be accessed through, our website is not incorporated by reference into this filing and you should not consider any information contained on, or that can be accessed through, our website as part of this filing. We are a holding company and all of our business operations are conducted through our subsidiaries and affiliated medical groups.
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
We announce material information to the public through a variety of means, including filings with the SEC, press releases, public conference calls, and our website. We use these channels to communicate with investors and the public about our Company, our products and services, and other matters. Therefore, we encourage investors, the media, and others interested in our Company to review the information we make public in these locations, as such information could be deemed to be material information. Information on or that can be accessed through our websites is not part of this Annual Report on Form 10-K, and the inclusion of our website addresses are inactive textual references only.
Human Capital Resources
As of December 31, 2023, across Privia Health Group, Inc., we had 1,102 employees in 42 states and the District of Columbia. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good and we have not experienced any work stoppages or reductions in force. We believe our geographically dispersed employees are a competitive advantage. While certain employees work onsite, the majority of our workforce is either remote or a blend of in-office and remote. Our flexible workforce strategy allows us to hire the best possible talent irrespective of geographic constraints across many functional roles. Our internal systems and processes are designed to ensure our remote employees are productive, contribute meaningfully, and are able to exceed expectations in their roles. This has enabled us to successfully continue to operate through the restrictions imposed by the COVID-19 pandemic.
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
Employee Health and Wellness
Our goal is to comprehensively support our employees, no matter who they are or where they are in life. To further this goal, Privia has introduced nationwide access to virtual mental healthcare as well as coverage for gender affirmation procedures, fertility treatment and pregnancy care management for plan participants. Our Employee Assistance Program (“EAP”) provides support to all employees and their family members who may be experiencing times of crisis. Additionally, we have access to management training on important topics like helping parents return to work or identifying burnout. In addition to these on-demand services, we also offer Mental Health First Aid certification so our managers can recognize and respond to a person experiencing a mental health emergency.
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
In an effort to make a greater impact, will be focusing corporate charitable giving on healthcare organizations and those that benefit historically underserved and underrepresented communities nationally. In 2024, we will continue to maximize our impact and give back to the communities in which we serve.
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
ITEM 1A. RISK FACTORS
RISK FACTORS
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this report, including our consolidated financial statements and the related notes thereto, before making a decision to invest in our common stock. The risks and uncertainties described below are not the only ones we face. It is not possible to predict or identify all such factors. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, and you could lose all or part of your investment.
Risk Factor Summary
The following is a summary of risks factors that could materially and adversely affect our business, financial condition and results of operations.
•we conduct business in a heavily regulated industry, which increases our costs and could restrict the conduct of our business, and if we fail to comply with applicable healthcare laws and government regulations, which may change from time to time, we could incur financial penalties, become excluded from participating in government health care programs, be required to make significant operational changes or experience adverse publicity, which may adversely affect our business;
•our business model is unique and could be challenged, and if any challenges were to be successful, we could incur financial penalties, affected Medical Groups could be excluded from participation in federal health care programs, we could be required to make significant operational changes, which could negatively impact our financial performance and threaten existing relationships with Privia Physicians, and we could experience negative publicity, which could slow our growth projections;
•our revenues and profits could be diminished if we fail to retain our Privia Physicians or fail to recruit new Privia Physicians to affiliate with our Medical Groups;
•we are dependent on our relationships with Medical Groups, some of which we do not own, to furnish Privia Providers, to provide professional services to patients on behalf of federal health care programs and commercial payers, and our business could be adversely affected by our Medical Groups failure to maintain relationships with Privia Providers and/or recruit new and replacement Privia Providers;
•as more of our revenue transitions from fee-for-service to value-based reimbursement models such transitions may change the nature of our legal and regulatory risks, increase the costs necessary for our Medical Groups to furnish such care, and place a greater portion of our current revenue at risk for costs that we may not always have the ability to control, all of which may have a material adverse effect on our financial condition and operations;
•we are dependent on our EMR vendor, athenahealth, Inc., which our Privia Technology Solution is integrated and built upon, and our business could be adversely affected if that relationship were disrupted;
•we have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to maintain profitability;
•security breaches, loss of data and other disruptions could compromise sensitive information related to our business or our patients, or prevent us from accessing critical information and expose us to liability, which could adversely affect our business, operations and our reputation;
•the costs of complying with, or our failure to comply with, U.S. and foreign laws related to privacy, data security and data protection could adversely affect our financial condition, operating results and reputation;
•the healthcare industry is highly competitive;
•thee impact on us of recent healthcare legislation and other changes in the healthcare industry and in healthcare spending is currently unknown, but may adversely affect our business, financial condition and results of operations;
•if reimbursement rates paid by third-party payers are reduced or if such payers otherwise restrain our ability to provide services to their enrollees through narrow network products or otherwise, our business could be harmed;
•the success of our business depends on the execution of our growth strategy, which may not prove viable and we may not realize expected results;
•we rely on third-party vendors for many of our services, including our Patient Technology Solution, and any failure or interruption in the services, or failure to protect the privacy and security of our information during the provision of such services could expose us to litigation, result in a reduction of our management fees or the imposition of financial penalties on our management services organizations, and hurt our reputation and relationships with our Privia Physicians, our Medical Groups, and their patients;
•we may be subject to legal proceedings and litigation, including intellectual property and privacy disputes, which are costly to defend and could materially harm our business and results of operations;
•our overall business results may suffer from an economic downturn, including the ability to attract and retain qualified personnel at competitive rates;
•our use and disclosure of personal information, including health-related information, is subject to the federal Health Insurance Portability and Accountability Act of 1996, as amended from time to time (collectively HIPAA), other federal and state privacy and security regulations, and contractual obligations and our actual or perceived failure to comply with such could result in significant liability or reputation harm and, in turn a material adverse effect on our patient base and operations;
•we may not be able to maintain effective internal control over our financial reporting, accurately report our financial results or report them in a timely manner, which may adversely affect investor confidence in us;
•negative publicity relating to our business, industry, Medical Groups or Privia Providers may have a material adverse effect on our financial results; and
•our operating results and stock price may be volatile, and the market price of our common stock may drop below the price you pay.
Risks Related to Government Regulation, Our Business and Our Industry
We conduct business in a heavily regulated industry, which increases our costs and could restrict the conduct of our business, and if we fail to comply with applicable healthcare laws and government regulations, which may change from time to time, we could incur financial penalties, become excluded from participating in government health care programs, be required to make significant operational changes or experience adverse publicity, which may adversely affect our business.
The U.S. healthcare industry is heavily regulated and closely scrutinized by federal, state and local authorities. Comprehensive statutes and regulations, some of which require our reliance on Privia Providers to comply with, govern the manner in which our Medical Groups provide and bill for services and collect reimbursement from federal health care programs and commercial payers, our contractual relationships with our Privia Providers, vendors, health network partners and customers, how we contract with commercial payers, our marketing activities and other aspects of our operations. Of particular importance are:
•state laws that prohibit general business corporations, such as us, from practicing medicine, controlling Privia Physicians’ medical decisions or engaging in practices such as splitting professional fees with Privia Physicians;

•federal and state laws pertaining to non-physician clinicians, such as nurse practitioners and physician assistants, including requirements for physician supervision of such clinicians and reimbursement-related requirements;
•the federal physician self-referral law, commonly referred to as the Stark Law, which, subject to certain exceptions, prohibits physicians from referring Medicare patients to an entity for the provision of certain “designated health services”, or DHS, such as laboratory and other ancillary health care services if the physician or a member of the physician’s immediate family has a direct or indirect financial relationship (including an ownership interest or a compensation arrangement) with the entity, and prohibits the entity from billing Medicare for such DHS;
•the federal Anti-Kickback Statute, or AKS, which, subject to certain exceptions known as “safe harbors,” prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration, directly or indirectly, overtly or covertly in cash or in kind, to induce, or in return for, either the referral of an individual, or the lease, purchase, order or recommendation of, items or services covered, in whole or in part, by government healthcare programs such as Medicare and Medicaid. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. By way of example, the AKS safe harbor for value-based arrangements requires, among other things, that the arrangement does not induce a person or entity to reduce or limit medically necessary items or services furnished to any patient. Failure to meet the requirements of a safe harbor, however, does not render an arrangement illegal, although such arrangements may be subject to greater scrutiny by government authorities. Further, a person or entity can be found guilty of violating the AKS without actual knowledge of the statute or specific intent to violate it;
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
•the criminal healthcare fraud provisions of HIPAA, and related rules that prohibit knowingly and willfully executing, or attempting to execute, a scheme or artifice to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payer (e.g., public or private), and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any material false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it;
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
•federal laws that impose civil administrative sanctions for, among other violations, inappropriate billing of services to federal health care programs or employing or contracting with individuals who are excluded from participation in federal health care programs;
•laws and regulations limiting the use of funds in health savings accounts for individuals with high deductible health plans;
•federal and state laws regarding the provision of telemedicine services, including necessary technological standards to deliver such services, coverage restrictions associated with such services, and the amount of reimbursement for such services;
•state laws pertaining to anti-kickback, fee splitting, self-referral and false claims, some of which are not consistent with comparable federal laws and regulations, including, for example, not being limited in scope to relationships involving government health care programs;
•federal and state laws pertaining to the collection, use, retention, protection, security, disclosure, transfer and processing of personal information or health information, including but not limited to HIPAA, HITECH, and the American Recovery and Reinvestment Act of 2009, as well as similar or more stringent state law;
•state insurance laws governing what healthcare entities may bear financial risk and the allowable types of financial risks, including direct primary care programs, provider-sponsored organizations, ACOs, independent practice associations, and provider capitation; and
•interoperability and prohibitive provisions against information blocking of the 21st Century Cures Act.
To enforce compliance with the federal laws, the U.S. Department of Justice and the U.S. Department of Health and Human Services Office of Inspector General, or OIG, regularly scrutinize healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Responding to and managing government investigations can be time and resource-consuming, divert management’s attention from the business and generate adverse publicity. Any such investigation or settlement could increase our costs or otherwise have a negative impact on our business, even if we are ultimately found to be in compliance with the relevant laws. Moreover, if one of our physician or health system partners, or another third-party fails to comply with applicable laws and becomes the target of a government investigation, government authorities could require our cooperation in the investigation, which could cause us to incur additional legal expenses, divert management’s attention from the business and result in adverse publicity.

In addition, because of the potential for large monetary exposure under the federal False Claims Act, which provides for treble damages and significant penalties, healthcare providers often settle allegations without admissions of liability for significant amounts to avoid the potential of penalties and treble damages that may be awarded in litigation proceedings. Such settlements often contain additional compliance and reporting requirements as part of a consent decree, settlement agreement or corporate integrity agreement, which may result in significant costs for several years after resolution of the original allegations and may slow our overall growth. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ compliance with the myriad of healthcare reimbursement rules and fraud and abuse laws. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could, despite our efforts to comply, be subject to challenge under one or more of such laws. Achieving and sustaining compliance with these laws may prove costly. The risk of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by regulatory authorities or the courts, and their provisions are sometimes complex and open to a variety of interpretations. It is unknown, whether, when or how the laws, or the interpretation thereof, will change in the future and impact our business, financial condition, cash flows, and results of operations. In addition, some of the governmental and regulatory bodies that regulate us may consider enhanced or new regulatory requirements or may seek to exercise their supervisory or enforcement authority in new or more robust ways. Any of these possibilities, if they occur, could adversely affect us.
Our operating model seeks to structure each Medical Group as a “group practice” for purposes of the Stark Law. The Stark Law’s “group practice” definition is subject to a multi-factor analysis under the current regulatory scheme with many of the factors having multiple options for compliance. Many of the individual factors have not been subject to meaningful judicial interpretation or regulatory agency guidance, and when regulatory agency guidance is available, it is subject to change periodically. Furthermore, the test is not static, and our Medical Groups and their relationships with Privia Physicians must be periodically reviewed to ensure that they continue to meet the definition and that the safeguards built into the various agreements are being implemented and administered as required. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with the Stark Law, current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. Depending on the circumstances, failure to meet applicable regulatory requirements can result in civil, administrative, and criminal penalties such as criminal prosecution, fines, damages, disgorgement, individual imprisonment, recoupments of overpayments, imprisonment, loss of enrollment status, exclusion from participation in federal and state funded health care programs, contractual damages, reputational harm and the curtailment or restricting of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. In addition, in order to achieve compliance with current and future regulatory requirements, we may need to discontinue an aspect of our current business or expend significant costs altering our business structure, operations, or relationship with certain third-parties, including Privia Providers and health system partners, payers, and vendors. Our failure to accurately anticipate the application of these laws and regulations to our business or any other failure to comply with current or future regulatory requirements could create liability for us and negatively affect our business. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and result in adverse publicity.
Our business could be adversely affected by legal challenges to our Medical Groups’ ability to provide services via telehealth in certain jurisdictions.
The ability to conduct telehealth services in a particular state is directly dependent upon the applicable laws governing remote healthcare, the practice of medicine and healthcare delivery in general in such jurisdiction, which may be subject to new laws and regulations, and changing interpretations of existing laws and regulations. In the past, state medical boards have implemented new rules or interpreted existing rules in a manner that has limited or restricted the ability of our Medical Groups to provide telehealth services, such as laws that require a provider to be licensed and/or physically located in the same state where the patient is located. Federal and state laws regarding such services, necessary technological standards to deliver such services, coverage restrictions associated with such services, and the amount of reimbursement for such services are subject to changing political, regulatory and other influences. For example, of the jurisdictions in which we currently operate, Virginia, Texas, Florida, North Carolina and the District of Columbia are not members of the Interstate Medical Licensure Compact, which streamlines the process by which physicians licensed in one state are able to practice in other participating states. Failure to comply with these laws could result in denials of reimbursement for our Privia Providers’ services (to the extent such services are billed), recoupments of prior payments, professional discipline for our Privia Providers and/or civil or criminal penalties against our Medical Groups.
Although many of the telehealth waivers enacted as part of the public health emergency were extended by the Consolidated Appropriations Act of 2023 until December 31, 2024, in its 2024 physician fee schedule final rule, CMS made further changes to its policies regarding, and the reimbursement of, telehealth service by Medicare, including the expansion of reimbursement for certain behavioral telehealth services and an increase in reimbursement for certain telehealth related services. Although we are still gauging the overall impact of such changes to our business, CMS appears to be committed to permanently increasing the utilization of telehealth services by Medicare beneficiaries. The expiration of the public health emergency and state budget woes could result in certain costs that have been borne by the government being passed on to patients, which will result in less patients covered by federal health care programs and thereby increasing both the cost of collections and potential bad debt to health care providers. All of these changes could adversely affect our financial conditions and results of operations.
Our revenues and profits could be diminished if we fail to retain our health system partners or our Privia Physicians or if we fail to recruit new Privia Physicians to affiliate with our Medical Groups.
Our operating model relies significantly on aggregating a sufficient number of Privia Physicians in each of our Medical Groups. The number of Privia Physicians in a particular market impacts our ability to negotiate competitive reimbursement rates with commercial payers, impacts our attributed lives for VBC purposes, impacts our unit cost in furnishing our services across geographic markets, and, our revenue from the provision of management services through the MSA we enter into with the Non-Owned Medical Groups. We still experience provider attrition within our Medical Groups resulting from retirement, disability, death and Privia Physicians pursuing other opportunities including hospital or health system employment, concierge medicine practices, and the sale of their Affiliated Practices. The departure of large number of Privia Providers, or the departure of key Privia Physicians’ Affiliated Practices with large patient populations, could negatively impact our revenue in the short term, and may adversely affect our ability to perform under our VBC arrangements, including our financial performance and our ability to timely and accurately meet reporting requirements. Further, the loss of any Privia Physician may result in such Privia Physician’s patient population transferring to a non-Privia Provider, which could reduce our overall revenues and profits. Moreover, we may not be able to attract new Privia Physicians to replace the services of departing Privia Physicians or to service our obligations under third-party payer programs, such as the MSSP, Medicare Advantage plans, or VBC arrangements with a commercial payer.
We operate in certain markets in which the Non-Owned Medical Group is majority owned by one of our health system partners. In the event our partnership or affiliation with the health system partner is terminated, we may not be able to identify an alternative partner or structure in a way to retain a sufficient number of Privia Physicians in the market. Even if we are able to identify an alternative partner or structure, we may also be subject to contractual prohibitions that could delay or limit our ability to retain Privia Physicians in such alternative structure.
Our standard agreements between our Medical Groups and our Privia Physicians do not generally prohibit Privia Physicians from competing with us after the term of the agreements. Further, in our deals with certain Medical Groups where we have post-termination non-compete obligations and other restrictive covenants that prohibit our Privia Providers from working with a competitor of ours, there can be no assurance that such non-compete agreements, when asserted against a departing Privia Provider will be found enforceable if challenged. This risk that the courts would not enforce non-compete restrictions that are beneficial to our operations is exacerbated by the FTC’s proposed rule that would ban noncompete clauses in employment contracts. In such event, we could be unable to prevent such departing Privia Provider and other providers formerly affiliated with us from competing with us and/or our Medical Groups, potentially resulting in the loss of some of our patients, which could negatively affect our overall revenues and profits.
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
We are dependent on our relationships with Medical Groups, some of which we do not own, to furnish Privia Providers, to provide professional services to patients on behalf of federal health care programs as defined in 42 U.S.C. §1320a-7(f), and commercial payers, and our business could be adversely affected by legal challenges to our business model.
Our operating model includes Owned Medical Groups, Non-Owned Medical Groups, MSOs that furnish management services on behalf of our Medical Groups and ACOs, a technology-enabled platform that overlays our Privia Providers’ EMR, and, in most markets, a separate legal entity that serves as an ACO under the MSSP as established by the Patient Protection and Affordable Care Act and a provider network vehicle for VBC, such as an independent physician association, or IPA, on behalf of our Medical Groups as well as, in certain markets, independent, non-Privia Providers.
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
The laws of many states, including states in which we currently operate, prohibit us from exercising control over the medical judgments or decisions of our Privia Physicians and from engaging in certain financial arrangements, such as splitting professional fees with Privia Providers or incentivizing certain types of utilization. These laws and their interpretations vary from state to state, and are enforced by state courts and regulatory authorities, each with broad discretion. We have relationships with Medical Groups in each of our markets which our Privia Providers join to furnish healthcare services as an integrated, single-TIN legal entity. When permitted under state law, these may be structured as Owned Medical Groups and we own a majority interest in all of our Owned Medical Groups but, even in such markets, we and our MSOs are still prohibited from controlling any aspect of the practice of medicine, including, without limitation, decisions regarding professional medical judgment, diagnosis and treatment of patients and supervisory responsibility for all licensed non-physician clinicians, unlicensed individuals to whom the physician delegates nondiscretionary duties and any other individual providing any service that could constitute the practice of medicine. Our financial statements are consolidated in accordance with applicable accounting standards and include the accounts of our majority-owned subsidiaries. Such consolidation for accounting and/or tax purposes does not, is not intended to, and should not be deemed to, imply or provide us any control over the medical or clinical affairs of such practices. In other states, such as California, Texas, North Carolina and Tennessee, we are prohibited from having any ownership interest or governance control in our Medical Groups and these are structured as Non-Owned Medical Groups. In such instances, (i) we generally appoint a Privia Physician licensed in the market to the governing board of such Non-Owned Medical Groups but we have little in the way of governance control of the Non-Owned Medical Groups other than through our MSAs; or (ii) alternatively, in certain markets, we have certain licensed physicians with Privia leadership positions form professional entities to own the majority interest in Friendly Medical Groups. If a jurisdiction’s prohibition on the corporate practice of medicine is interpreted in a manner that is inconsistent with our structure or operations, we could be required to restructure or terminate our arrangements with our Non-Owned Medical Groups and Friendly Medical Groups and could result in additional penalties, damages and fines. We enter into agreements with our Medical Groups in our various markets and through which our Privia Providers furnish healthcare services on behalf of our Medical Groups. In addition, we enter into contracts on behalf of our Medical Groups and ACOs with federal health care programs and commercial payers to deliver healthcare services in exchange for fees. Such fees may be structured as FFS, VBC or both. We also enter into exclusive MSAs with our Medical Groups pursuant to which the Medical Groups reserve exclusive control and responsibility for all aspects of the practice of medicine and the delivery of medical services. Our Medical Groups also enter into services arrangements with our Privia Physicians’ Affiliated Practices to provide certain services to support our Privia Physicians at their historic practice locations.
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
The healthcare industry’s transition from fee-for-service to value-based reimbursement models, which can include risk-sharing, bundled payment and other innovative approaches provide us and our Medical Groups with opportunities to provide new or additional services and to participate in incentive-based payment arrangements. There can be no assurance that such new models and approaches will be profitable to us or our Medical Groups, or that past performance under such VBC models will reflect future performance as the healthcare costs for these populations are not always under our control, depend upon the health acuity of such populations and subject to local practices and population demographics. Further, new models and approaches may require investment by us to develop technology or expertise to offer necessary and appropriate solutions or support to our Medical Groups, and we do not fully know the amount and timing for return of such investment at this time. In addition, some of these new models are being offered as pilot programs and there is no assurance that they will continue or be renewed. Many states in which these new value-based structures are being developed also lack regulatory guidance or a well-developed body of law for these new models and approaches, or may not have updated their laws or enacted legislation yet to reflect such new healthcare models. As a result, new and existing laws, regulations or guidance could have a material adverse effect on our operations and could subject us to the risk of restructuring or terminating our arrangements with our Medical Groups, as well as the risk of regulatory enforcement, penalties and sanctions, if state and federal enforcement agencies disagree with our interpretation of these laws.
Regulation of downstream risk-sharing arrangements, including, but not limited to, capitation and other value-based arrangements, varies significantly from state to state. Some states require downstream entities and risk-bearing entities, or RBEs, to obtain an insurance license, a certificate of authority, or an equivalent authorization, in order to participate in downstream risk-sharing arrangements with payers. In some states, statutes, regulations and/or formal guidance explicitly address whether and in what manner the state regulates the transfer of risk by a payer to a downstream entity. However, the majority of states do not explicitly address the issue, and in such states, regulators may nonetheless interpret statutes and regulations to regulate such activity. If downstream risk-sharing arrangements are not regulated directly in a particular state, the state regulatory agency may nonetheless require oversight by the licensed payer as the party to such a downstream risk-sharing arrangement. Such oversight is accomplished via contract and may include the imposition of reserve requirements, as well as reporting obligations. Further, state regulatory stances regarding downstream risk-sharing arrangements can change rapidly and codified provisions may not keep pace with evolving risk-sharing mechanisms and other new value-based reimbursement models. Certain of the states where we currently operate, or may choose to operate in the future, and the Medicare Advantage program, regulate the operations and financial condition of risk bearing entities.

These regulations can include capital requirements, stop loss insurance, licensing or certification, governance controls and other similar matters. While these regulations have not had a material impact on our business to date, as we continue to expand, these rules may require additional resources and capitalization, and add complexity to our operations.
The ACA also required CMS to establish the MSSP that promotes accountability and coordination of care through the creation of Accountable Care Organizations, or ACOs. The MSSP allows for providers, physicians and other designated health care professionals and suppliers to form, and/or participate in, ACOs and voluntarily work together to invest in infrastructure and redesign delivery processes to give coordinated high quality care to their Medicare patients, avoid unnecessary duplication of services and prevent medical errors. ACOs that achieve quality performance standards established by CMS are eligible to share in a portion of the Medicare program’s cost savings. Our ACOs included physicians and advanced practitioners in California, Connecticut, Delaware, Florida, Georgia, Maryland, Montana, North Carolina, Tennessee, Texas, Virginia, and Washington, DC in 2023. These ACOs participate in the MSSP, and are subject to ACO program methodologies and participation requirements that are updated by CMS for each performance year. We and our Medical Groups as ACO participants are expected to comply with such program requirements and are required to report to CMS on performance after the close of each year. Failure to comply with such program requirements could subject us and our Medical Groups to significant penalties and, in some cases, termination from participating in MSSP.
Additionally, the Center for Medicare and Medicaid Innovation (or more recently the CMS Innovation Center) continues to test an array of value-based alternative payment models, including the recent replacement of the Global and Professional Direct Contracting, or GPDC, Model with the ACO Reach program as of January 1, 2023, through which providers can negotiate directly with the government to manage traditional Medicare beneficiaries and share in the savings and risks generated from managing such beneficiaries. Although we currently do not participate in all of these payment models, we may choose to do so in the future. In addition, there likely will continue to be regulatory proposals directed at containing or lowering the cost of healthcare, as government healthcare programs and other third-party payers transition from fee-for-service, or FFS, to value-based reimbursement models, which can include risk-sharing, bundled payment and other innovative approaches. It is possible that the federal or state governments will implement additional reductions, increases, or changes in reimbursement in the future under government programs that may adversely affect us or increase the cost of providing our services. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue or attain growth, any of which could have a material adverse effect on our business.
Our operating model also seeks to structure each Medical Group with sufficient integration to allow such Medical Group to negotiate on behalf of its Privia Providers with both federal health care programs and commercial payers. That is, from federal and state antitrust law perspectives, each Medical Group is structured to be a single entity, with a single-TIN, fully capable of establishing the prices for which it sells its products and services. Our Privia Care Partners model, which offers a more flexible provider affiliation model than our historical Medical Groups, creates additional legal concerns especially under state and federal antitrust laws. We believe we have structured these arrangements, often with the knowledge and support of payers, to either have significant clinical integration or share significant financial risk so as to allow for single signature contracting authority with payers.
Similarly, our operational ACOs, which all participate in the MSSP, have been structured in a manner that we believe that all participants in the ACO, including our Medical Groups, are substantially clinically integrated in accordance with the then current guidance from the Federal Trade Commission to allow our ACOs to negotiate payer contracts, including pricing terms, on behalf of our participating providers, including our Medical Groups. Our ACOs and other network intermediaries, such entities typically participate in both the MSSP and commercial VBC arrangements. We have not, however, requested a formal advisory opinion from the Federal Trade Commission or a business review from the Department of Justice Antitrust Division for either our Medical Groups, ACOs or other network relationships. The Biden Administration appears committed to increasing antitrust enforcement and the scope of current antitrust laws as evidenced by Executive Order 14036 “Promoting Competition in the American Economy,” which, among other things, expresses concern about excessive market concentration in health care markets, including the insurance, hospital and prescription drug markets. Given the current state of health care industry antitrust enforcement and the FTC and DOJ’s withdrawal of past joint policy statements, including the FTC and DOJ’s Statement of Antitrust Enforcement Policy Regarding Accountable Care Organizations. Participating in the Medicare Shared Savings Program, the FTC or DOJ could challenge our ACO or other network activities as anticompetitive. We have, however, adopted policies and practices intended to comply with the antitrust laws, including limiting the anti-competitive effect of our higher share of physician services within certain geographic markets.
A successful challenge of any of these components of our operating model could result in our restructuring our relationships with our Medical Groups and ACOs, and where such relationships cannot be successfully restructured could result in our inability to furnish services in certain markets. Further, depending on the enforcement agency an antitrust violation can result in enforcement actions against us, our Medical Groups and/or ACOs ranging from a cease and desist demand, to criminal enforcement with the potential for treble damages. Even a successful defense of an antitrust claim can be very expensive, may distract key management and impair our ability to recruit new physicians. Any such action or outcome could damage our reputation, jeopardize our existing business arrangements, and could have a material adverse effect on our business, financial condition and the results of operations.
We are dependent on our EMR vendor, athenahealth, Inc., which the Privia Technology Solution is integrated and built upon, and which is utilized by most of our Owned and Non-Owned Medical Groups, and our business could be adversely affected if that relationship were disrupted.

The Privia Technology Solution is not currently usable with other EMRs, and to move our Privia Providers to another EMR provider we would have to duplicate our services on that platform, which could require considerable effort, time and expense. While we have a positive working relationship with athenahealth, Inc., and while being one of their larger enterprise clients gives us priority access in resolving issues with the EMR and preferred pricing relative to going market rates, there is no assurance we will be able to maintain the relationship on positive terms. In addition, our dependency on athenahealth, Inc. creates significant risks related to service disruptions, potential cybersecurity incidents experienced by athenahealth, cessation of operations of athenahealth, Inc., or price leveraging by athenahealth, Inc. A material change in our relationship with athenahealth, Inc., whether resulting from a dispute, a change in government regulation, or the loss of this relationship, could impair our ability to provide the same level of services to our Privia Providers for some period of time and could have a material adverse effect our business, financial condition and results of operations.
We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to maintain profitability.
We reported net income (loss) of $23.1 million, $(8.6) million, and $(188.2) million for the years ended December 31, 2023, 2022 and 2021, respectively. Our accumulated deficit is $(193.6) million and $(216.7) million as of December 31, 2023 and 2022, respectively. We expect our aggregate costs will increase substantially in the foreseeable future and we may experience losses as we expect to invest heavily in increasing and expanding our operations, hiring additional employees and operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. To date, we have financed our operations principally from revenue earned from our Medical Group’s billing and collection for healthcare services furnished by Privia Providers, revenues earned from VBCs with our ACOs, the incurrence of indebtedness and the sale of our equity. We may not generate positive cash flow from operations or achieve profitability in any given period, and our limited operating history may make it difficult for you to evaluate our current business and our future prospects.
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
We and certain of our third-party vendors have experienced cyberattacks in the past and could experience security breaches, loss of data and other disruptions in the future which could compromise sensitive information related to our business or our patients, or prevent us from accessing critical information and expose us to liability, which could adversely affect our business, operations and our reputation.
In the ordinary course of our business, we collect, store, use and disclose sensitive information, which includes PHI, personal information, payment information, financial information, and other data that is subject to laws and regulations, including without limitation HIPAA, Payment Card Industry Data Security State (PCI DSS), and Sarbanes-Oxley Act (SOX), and other types of personal information, relating to our employees, our Privia Providers’ patients and others. We also process and store, and use third-party service providers to process and store, sensitive information, including intellectual property, trade secrets, confidential information and other proprietary business information. We manage and maintain such sensitive data and information utilizing a combination of third-party managed data centers, public cloud-based computing systems, and software-as-a-service (SaaS) providers.
We are highly dependent on information technology networks and systems, including the internet, to securely process, transmit and store this sensitive data and information. Our information technology systems and those of our third-parties, strategic partners and other contractors or consultants are vulnerable to attack and damage or interruption from physical or electronic break-ins, computer viruses, and malware (e.g., ransomware), malicious code, natural disasters, terrorism, war, telecommunication, attacks by hackers, and employee or contractor error, negligence or malfeasance, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside or outside our organization. We utilize third-party service providers for important aspects of the collection, storage, processing and transmission of employee and patient information, and other confidential and sensitive information, and therefore rely on third parties to manage functions that have material cybersecurity risks. Because of the sensitivity of the PHI, other personal and/or sensitive information we, our Medical Groups and their legacy practices collect, store, transmit, and otherwise process, the security of our technology-enabled platform and other aspects of our services, including those provided or facilitated by third-party service providers, are critical to our operations and business strategy. We take certain administrative, physical and technological safeguards to address these risks, such as evaluating such service providers before granting access to PHI or other personal information, and by requiring contractors and other third-party service providers who handle this PHI, other personal and/or sensitive information for us to enter into agreements that contractually obligate them to use reasonable efforts to safeguard such PHI, other personal and/or sensitive information. Measures taken to protect our systems, those of our contractors or third-party service providers, or the PHI, other personal and/or sensitive information we or contractors or third-party service providers process or maintain, may not adequately protect us from the risks associated with the collection, storage, processing and transmission of such information. We may be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by security breaches. Despite our implementation of security measures, cyberattacks are becoming more sophisticated and frequent across industries. We experience cyberattacks and other security incidents of varying degrees from time to time, though none which individually or in the aggregate has led to costs or consequences which have materially impacted our operations or business. It is reasonable to expect that ransomware activity will continue to target the healthcare and public health sectors, as it has in the past. Ransomware attacks, including those from organized criminal threat actors, nation-states, and nation-state supported actors, are becoming increasingly prevalent and severe, and can lead to significant interruptions in our operations, loss of data and income, reputational loss, diversion of funds, and may result in fines, litigation and unwanted media attention. Because of ongoing geopolitical dynamics around the world, more state-sponsored attacks on infrastructure directed towards United States infrastructure and targets, including health care organizations, may increase. The significant increase in the number of 0-day vulnerabilities identified and exploited by threat actors prior to security patches being available could affect our or our vendors’ systems. Moreover, hardware, software or applications we use may have inherent vulnerabilities or defects of design, manufacture or operations or could be inadvertently or intentionally implemented or used in a manner that could compromise information security. There can be no assurance that we or our vendors and other third parties will not be subject to cybersecurity threats and incidents that bypass our or their security measures, impact the integrity, availability or privacy of personal health information or other data subject to privacy laws or disrupt our or their information systems, devices or business, including our ability to provide various health care services. Further, consumer confidence in the integrity and security of personal information and critical operations data in the health care industry generally could be shaken to the extent there are successful cyberattacks at other health care services companies, which could have a material adverse effect on our business, financial position or results of operations. We or our third-party service providers may be unable to anticipate these techniques or to implement adequate protective measures, especially as workforce members and vendors’ workforce continue to work remotely. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers use of tools and techniques designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.
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
Our service providers from time to time have experienced in the past and may experience in the future cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur, it could compromise our networks or data security processes and sensitive information could be made inaccessible or could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such interruption in access, improper access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws and regulations that protect the privacy of patient information or other personal information, such as HIPAA, and regulatory penalties. Unauthorized access, loss or dissemination could also disrupt our operations, including the ability of our Privia Providers to perform healthcare services, access patient health information, collect, process, and prepare company financial information, provide information about our current and future services and engage in other patient and clinician education and outreach efforts. Any such breach could also result in the compromise of our trade secrets and other proprietary information, which could adversely affect our business and competitive position. While we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident. Further, we maintain copies of our critical operational information, including our EMR data, in different geographic settings and the cloud, and we may not be able to access such copies in the event of a national emergency or widespread natural disaster. Any such breach or interruption of our systems or those of any of our third-party service providers could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Cybersecurity risks and incidents remain a focus for regulators. The SEC finalized its cybersecurity rules, which went into effect on December 15, 2023 and require publicly listed companies to disclose particular information about material cybersecurity incidents in Form 8-K filings, including the material impact of the incident on a company’s financial condition and its operations. Such disclosures are costly, require us and our third parties to update internal policies and procedures, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. In the event that the Company (or a third-party upon whom we rely) suffers a cybersecurity breach, or are perceived to have experienced a cybersecurity breach, we may experience adverse consequences, such as government enforcement actions, litigation, indemnification obligations, reputational harm, interruptions in our operations, financial loss; and other similar harms. Such mandatory disclosure of cybersecurity incidents may cause existing customers to stop using our services, deter new customers from using our services, and could adversely affect our business, reputation and competitive position. Cybersecurity will continue to be a focus for the SEC and it is likely to seek opportunities to implement its authority under the cybersecurity rules in ways that may not be predictable given the recency of the rules and novel actions in this space.
Achieving success in VBC arrangements requires sharing sensitive personal information and PHI with multiple third-parties, covered entities, and different health care providers to allow care coordination and to reduce the total cost of care and improve patient outcomes. Increased data sharing increases cybersecurity risk.
This dependency on digital technologies and the extensive data exchange inherent in VBC arrangements heighten our exposure to cybersecurity risks. The nature of our VBC operations necessitates the handling of large volumes of sensitive personal and health information. The healthcare industry, by virtue of its focus on VBC models, faces unique challenges that arise from the need to manage rising healthcare costs and improve outcomes through data-driven strategies. In light of our strategy to transition more of our FFS revenue to VBC operations, the risk of cybersecurity breaches increases because of the number of covered entities, health care providers, and third parties that require data sharing to achieve successful outcomes in VBC arrangements. A breach of any one of those parties could lead to unauthorized access, misuse, loss, or destruction of sensitive data, potentially impacting patient care, trust, and satisfaction. It could also have legal, financial, and reputational consequences adversely affecting our financial condition and operating results.
The costs of complying with, or our failure to comply with, U.S. and foreign laws related to privacy, data security and data protection could adversely affect our financial condition, operating results and reputation.
Due to the nature of our business, we are or may become subject to a variety of laws and regulations regarding privacy, data protection and data security. For discussion of the various laws and regulations affecting our business, see “Item 1 – Business – Government Regulations” in Item 1 of this Annual Report on Form 10-K. The scope and interpretation of these laws and additional laws that are or may be applicable to us are continuously evolving, often uncertain and may be conflicting. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time and may restrict the way services involving data are offered, all of which may adversely affect our results of operations and competitiveness. Complying with these and similar laws and regulations may require us to make significant changes to our operations, which rely on the commitment of significant financial and managerial resources and effective planning and management processes. We may be unable to implement required operational changes effectively, efficiently or in a timely manner, which could result in cost overruns, additional expenses, reputational harm, legal and regulatory actions and other adverse consequences. Unauthorized disclosure or transfer of personal or otherwise sensitive data, whether through systems failure, employee negligence, fraud, misappropriation or other means, by us, our third-party vendors with whom we do business could subject us to significant litigation, monetary damages, regulatory enforcement actions, fines, criminal prosecution and other adverse consequences in one or more jurisdictions. Such events could result in negative publicity and damage to our reputation, which could have a material adverse effect on our results of operations.
The healthcare industry is highly competitive.
We compete directly with national, regional and local providers of healthcare services for patients, physicians, non-physician clinicians and skilled employees. There are many other companies and individuals currently providing healthcare services, including others with technology-enabled, nationally focused business models similar to ours. Many of these competitors have been in business longer than us and/or have substantially more resources than we do. Since there are virtually no substantial capital expenditures required for providing healthcare services, there are few financial barriers to entry in the healthcare industry. Other companies could enter the healthcare industry in the future and divert some or all of our business. We compete with different companies across certain lines of business, including companies with: dedicated brick-and-mortar locations which often target patients covered by Medicare Advantage plans, dedicated direct primary care locations which often target a commercial or employer-based patient population, the ability to organize providers into accountable care organizations and other contractual intermediary entities allowing physicians to participate in VBC arrangements, and the ability to partner with physicians groups to enable better care delivery primarily for seniors. Our indirect competitors also include episodic point solutions, such as telemedicine offerings, as well as urgent care providers and other providers. We expect to face increasing competition, both from current competitors, who may be well established and enjoy greater resources or other strategic advantages to compete for some or all key stakeholders in our markets, as well as new entrants into our market.
Our ability to compete successfully varies from location to location and depends on a number of factors, including the number of competing medical practices in the local market and the types of services available at those facilities, our local reputation for quality care of patients, the commitment and expertise of our Privia Physicians, our ability to obtain competitive reimbursement rates with commercial payers, our local service offerings and the success of physician sales efforts, the cost of care in each locality, and the physical appearance, location, age and condition of the various locations at which our Privia Physicians furnish patient care services. If we are unable to attract patients to our Medical Groups, our revenue and profitability will be adversely affected. Some of our competitors may have greater recognition and be more established in their respective communities than we are, and may have greater financial and other resources than we have. Competing medical practices may also offer larger facilities or different programs or services than we do including through complementary services, which, combined with the foregoing factors, may result in our competitors being more attractive to our current patients, potential patients and referral sources. Furthermore, while we budget for routine capital expenditures to stay competitive in our respective markets, to the extent that competitive forces cause those expenditures to increase in the future, our financial condition may be negatively affected. In addition, our relationships with federal health care programs and commercial payers are not exclusive, and our competitors have established or could seek to establish relationships with such payers to serve their covered patients. Additionally, as we expand into new geographical markets, we may encounter competitors with stronger relationships or recognition in the community in such new geography, which could give those competitors an advantage in obtaining physicians and new patients. Our Privia Providers, Non-Owned Medical Groups and companies in other healthcare industry segments, including those with which we have contracts, and some of which have greater financial, marketing and staffing resources, may become competitors in providing healthcare services, and this competition may have a material adverse effect on our business operations and financial position.
Each of our revenue streams ultimately depends on reimbursements by third-party payers, as well as payments by individuals, which could lead to delays and uncertainties in the reimbursement process, and periodic changes to our reimbursement rates.
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
If we are unable to effectively adapt to changes in the healthcare industry, including changes to laws and regulations regarding or affecting the U.S. healthcare industry, our business, financial condition and results of operations may be adversely affected.
The impact on us of any new healthcare legislation and other changes in the healthcare industry and in healthcare spending is currently unknown, but may adversely affect our business, financial condition and results of operations. Our revenue is dependent on the healthcare industry and could be affected by changes in healthcare spending, reimbursement and policy. The healthcare industry is subject to ongoing changing political, regulatory and other influences. By way of example, the ACA, which was enacted in 2010, made major changes in how healthcare is delivered and reimbursed, and it increased access to health insurance benefits to the uninsured and underinsured populations of the United States. We embrace many of the goals of the ACA, including our current ACOs actively participating in the MSSP, which have resulted in shared savings under the MSSP in excess of $510 million since we started participating in the program in 2014. Since its enactment, there have been judicial, executive, Congressional and political challenges to certain aspects of the ACA and there are indications that such challenges may continue. Although the Biden administration has undertaken a number of initiatives in support of the ACA, including expanding enrollment, the current political climate ensures that the ACA will continue to be a political focal point and, as such, volatility could negatively impact our financial performance as well as the financial performance of our Medical Groups.
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
We are also impacted by the Medicare Access and CHIP Reauthorization Act, under which physicians must choose to participate in one of two Quality Payment Program (“QPP”) payment methodologies or “tracks” designed to reward physicians for delivering high-quality patient care: the Merit-Based Incentive Payment System, or MIPS; or participation in an Advanced Alternative Payment Model, or Advanced APM. CMS expects to transition increasing financial risk to providers as the QPP evolves. The Advanced APM track makes incentive payments available for participation in specific innovative payment models approved by CMS. Providers may earn up to 3.5% Medicare incentive payment through 2025. The Medicare Physician Fee Schedule final rule for calendar year 2004 included a number of changes impacting physicians such as retention of the 75% MIPS performance threshold, changes in reporting for Alternative Payment Models (APMs) and ACOs, and expansion of MIPS Value Pathways (MVPs).
Payments from such federal health care programs are subject to periodic statutory changes, annual regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review and federal and state funding restrictions, each of which could increase or decrease program payments, as well as affect the cost of providing service to patients and the timing of payments to our Medical Groups, and our ACOs. We are unable to predict the effect of recent and future policy changes on our operations. In addition, the uncertainty and fiscal pressures placed upon federal health care programs as a result of, among other things, deterioration in general economic conditions, reduced tax revenue and the funding requirements, may affect the availability of taxpayer funds for such federal health care programs. Current and prior healthcare reform proposals have included the concept of creating a single payer or public option for health insurance. If enacted, these proposals could have an extensive impact on the healthcare industry, including us. We are unable to predict whether such reforms may be enacted or their impact on our operations. Changes in federal health care programs may reduce the reimbursement we receive and could adversely impact our business and results of operations.
As healthcare costs continue to increase, and federal and state governments continue to face budgetary shortfalls, federal and state governments have made, and may continue to make, significant changes in the Medicare and Medicaid programs. These changes could include reductions in reimbursement levels and new or modified demonstration projects authorized pursuant to Medicaid waivers. Some of these changes have decreased, or could decrease, the amount of money our Medical Groups receive for furnishing patient care services relating to these programs. In some cases, private third-party payers rely on all or portions of Medicare payment systems to determine payment rates. Changes to federal health care programs that reduce payments under these programs may negatively impact the payments our Medical Groups receive from private third-party payers.
We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments and commercial payers will pay for healthcare services, which could harm our business, financial condition and results of operations.
If reimbursement rates paid by third-party payers are reduced or if commercial payers otherwise restrain our ability to provide services to their enrollees through narrow network products or otherwise, our business could be harmed.
Our typical agreements with commercial payers only secure agreed reimbursement rates for a relatively short period of time, generally for a period of one to three years. Likewise, at this time, all of our existing commercial payer contracts are local or regional contracts as opposed to national contracts. If any commercial payers reduce their reimbursement rates, elect not to cover some or all of our Medical Group’s healthcare services, or restrain our Privia Providers’ ability to furnish services to their patients through the use of tiered pricing or a narrow network offering, our business may be harmed. If such events were to occur, not only is revenue to our Medical Groups reduced, which in turn reduces our management fees, but if our commercial payer contracts are not competitive in a given market or we are unable to obtain a contract with certain commercial payers, we limit our ability to recruit new Privia Physicians and may not be able to achieve our growth expectations. Additionally, as our payers’ businesses respond to market dynamics and financial pressures, and as our payers make strategic business decisions in respect of the lines of business they pursue and programs in which they participate, certain of our payers have sought in the future payers may, seek to renegotiate their contracts with us. These negotiations could result in reductions to the economic terms, changes to the scope of services contemplated by our existing payer contracts, or termination of certain payer contracts. If a payer does terminate or elects not to renew its relationship with us, our ability to retain patients associated with that payer is limited and consequently could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
In December 2020, in connection with the enactment of the Consolidated Appropriations Act of 2021, the No Surprises Act introduced national limitations on billing for certain services furnished by providers who are not in-network with the patient’s self-insured health plan, individual or group health plan. The Departments of Health and Human Services, Labor and Treasury have issued a number of final rules implementing the No Surprises Act. The provisions of these rules seek to limit excessive patient out-of-pocket amounts by limiting cost sharing for out-of-network services to in-network levels, requiring cost sharing for out-of-network payments to offset in-network deductibles, setting out-of-pocket maximums, requiring disclosure of patient protections against balance billing, and prohibiting balance billing under certain circumstances. These rules also establish the independent dispute resolution process that providers, facilities or providers of air ambulance services, and health plans or issuers will use to determine final payment beyond allowable patient cost-sharing for certain out-of-network healthcare services and require that certain providers and facilities provide a good faith estimate of the charges to uninsured (or self-pay) individuals so they can know what costs to expect when seeking healthcare. In October 2023, the Departments issued proposed rules that proposed new processes and policies for independent dispute resolution process. The agencies have continued to issue guidance regarding the implementation of the No Surprises Act, and the agencies’ interpretations of law’s requirements have continued to evolve. It is currently unclear how the No Surprise Act will impact our revenue, bad debt, and the competitive advantages of our Medical Groups being in network status across markets. Compliance continues to require additional training and the build-out of additional safeguards to comport our Medical Groups’ billing and collection practices with the new requirements of these rules.
The Medicare program restructures its reimbursement rates and policies on an annual basis. The final Medicare Physician Fee Schedule payment update for calendar year 2024, cut the Medicare conversion factor for physicians by 3.4%. In December 2023, bipartisan legislation entitled, the Preserving Seniors' Access to Physicians Act of 2023, was introduced to reverse Medicare physician payment cuts but, at this point, it is unclear whether the bill will become law. Additionally, CMS has made significant changes to the structure of the its Hierarchical Condition Categories (HCC) codes, Version 28 (V28), which will likely result in lower Risk Adjustment Factor (RAF) scores in 2024 for our Medical Groups entering into new Medicare Advantage agreements. We are unable to predict the effect of recent and future policy changes on our operations.
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
There are significant risks associated with estimating the amount of revenues that we recognize under our VBC arrangements with payers in a reporting period. The billing and collection process is complex due to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage and other payer issues, such as ensuring appropriate documentation. Determining applicable primary and secondary coverage for our patients, together with the changes in patient coverage that occur each month, requires complex, resource-intensive processes. Errors in determining the correct coordination of benefits may result in refunds to payers. Revenues associated with Medicare and Medicaid programs are also subject to estimating risk related to the amounts not paid by the primary government payer that will ultimately be collectible from other government programs paying secondary coverage, the patient’s commercial health plan secondary coverage or the patient. Collections, refunds and payer retractions typically continue to occur for up to three years and longer after our Medical Groups’ services are provided. If our estimates of revenues are materially inaccurate, it could impact the timing and the amount of our revenues recognition and have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
The seamless onboarding of Privia Physicians, whether done by ourselves or through third-party vendors, onto our technology-enabled platform, including training on conversion to and the use of our EMR, the education of Privia Physicians and their support staff, the credentialing of Privia Physicians and other providers with applicable federal health care programs and commercial payers, training on cash flow processing, website development, and the build out of workflows and customized EMR support, if any, is essential to a timely transition to our technology-enabled platform. As of December 31, 2023, practices on the Privia Platform were converted from approximately 50 different EMR vendors. If we face unanticipated implementation difficulties or Privia Physicians and their support staff are unable to smoothly transition to our operating model, we risk delaying the go live date of our new physician practices, which could negatively impact our revenue. Further, if the Privia Physician and his or her support staff’s implementation process is not executed successfully or if execution is delayed, we could incur significant costs, Privia Physicians could become dissatisfied and decide to neither continue implementation nor go live on our technology-enabled platform. In such event, we risk litigation from the Privia Physician, especially if he or she loses access to his or her historical commercial payer contracts. In addition, competitors with less robust operating models with lower implementation costs could jeopardize both our provider and commercial payer relationships.
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
If we do not continue to innovate and evolve our service offerings in a way that is useful to our Medical Groups, Privia Physicians and their patients, our health system or hospital partners, and third-party payers, we may not remain competitive, fail to meet our growth expectations, and our revenue and results of operations could suffer.
The market for healthcare in the United States is in the midst of structural change and is evolving toward a more VBC model with an increased emphasis on technological solutions and a customer centered focus. Our success depends on our ability to keep pace with technological developments, satisfy increasingly sophisticated physician, payer and patient requirements, and sustain market acceptance. Our future financial performance will depend in part on growth in the healthcare market and on our ability to adapt to emerging demands of the market, including adapting to the ways our Medical Groups, Privia Physicians and their patients, our health system and hospital partners, and our commercial payer customers access and use our technology-enabled platform, the Privia Technology Solution and our operating model. Our competitors are constantly developing products and services that may become more efficient or appealing to Privia Physicians and their patients, our health system or hospital partners or our commercial payer customers. As a result, we must continue to invest significant resources in research and development in order to enhance our existing service offerings and introduce new high-quality services and applications that such customers will want, while offering our platform, the Privia Technology Solution and the Privia operating model at competitive prices. If we are unable to predict customer preferences or industry changes, or if we are unable to modify our service offering on a timely or cost-effective basis, we may lose Medical Groups, Privia Physicians, patients, health system or hospital partners, ACO participants and payer customers. Our results of operations could also suffer if our innovations are not responsive to the needs of our multiple stakeholders, are not appropriately timed with market opportunity, or are not effectively brought to market, including as the result of delayed releases or releases that are ineffective or have errors or defects. As technology continues to develop, our competitors may be able to offer results that are, or that are perceived to be, substantially similar to, or better than, those generated by our technology-enabled platform, the Privia Technology Solution, or Privia operating model. This may force us to compete on additional service attributes and to expend significant resources in order to remain competitive.
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
The management and administrative fees we charge our Medical Groups have generally been set as a percentage of the Non-Owned Medical Group’s FFS collections provided such an arrangement is allowed under state fee splitting laws. Florida, for instance, severely restricts percentage management fees and is structured as a fixed annual amount. Although subject to negotiation when a Privia Physician already receives care management fees, administrative fees or similar fees, from payers, Privia will typically retain such fees to offset their costs of providing population health services. In the past, we have allowed Privia Physicians to purchase additional services on an a la carte basis. While we determined these prices based on prior experience, the costs inputs associated with the services, and feedback from our Medical Groups, Privia Physicians, health system or hospital partners, ACO participants and payer customers, our assessments may not be accurate and we could be underpricing or overpricing the Privia Technology Solution and our operating model, which may require us to continue to adjust our pricing model. It is essential, however, that our prices remain competitive in the marketplace while providing a reasonable return on investment to allow us to economically provide such services. Additionally, such fees must generally be fair market value under federal and state fraud and abuse laws such as the Anti-Kickback Statute and the Stark Law. Furthermore, as our applications and services change, we may need to, or choose to, revise our pricing as our prior experience in those areas will be limited. Such changes to our pricing model or our inability to efficiently price our services could harm our business, results of operations, and financial condition and impact our ability to predict our future performance.
The success of our business depends on the execution of our growth strategy, which may not prove viable and we may not realize expected results.
Our business strategy is to grow rapidly by expanding our Privia Physicians in existing markets and building new Medical Groups in new geographical markets. New market growth is significantly dependent on partnering with anchor medical practices or health systems or hospitals in such new geographic markets. Likewise, our growth strategy is dependent on growing same-store sales for our Medical Groups by offering new revenue enhancing services, such as our virtual visit platform, assisting our Medical Groups in recruiting new patients, and partnering or contracting with commercial payers to enter new VBC arrangements on behalf of our Medical Groups. We seek growth opportunities both organically and through alliances with payers or other healthcare providers. Our ability to grow organically depends upon a number of factors, including how effectively we can execute our same-store sales growth strategies. We cannot guarantee that we will be successful in pursuing our growth strategy. If we fail to evaluate and execute new business opportunities properly, or if we have an adverse effect under one or more of our other “Risk Factors,” we may not achieve anticipated benefits and may incur increased costs.
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
We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. We may also seek growth opportunities through strategic acquisitions and partnerships. Additionally, our organizational structure may become more complex as we improve our operational, financial and management controls, as well as our reporting systems and procedures. We may require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas. We must effectively increase our headcount and continue to effectively train and manage our employees. We will be unable to manage our business effectively if we are unable to alleviate the strain on resources caused by growth in a timely and successful manner. If we fail to effectively manage our anticipated growth, the quality of our services may suffer, which could negatively affect our brand and reputation and harm our ability to attract and retain Medical Groups, Privia Providers, patients and employees. If we fail to evaluate and execute new business opportunities properly, we may not achieve anticipated benefits and may incur increased costs.
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
For additional risks related to our technology-enabled platform, see “Security breaches, loss of data and other disruptions could compromise sensitive information related to our business or our patients, or prevent us from accessing critical information and expose us to liability, which could adversely affect our business, operations and our reputation.”
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
We take steps to monitor the performance of third-party vendors, including in our agreements with such parties, but our oversight controls could prove inadequate. Since we do not fully control the actions of vendors and other third parties, including our Medical Groups and Privia Providers, we are subject to the risk that their decisions or operations adversely impact us and replacing such third-party vendors could create significant delay and expense. If these third-party vendors fail to satisfy their obligations to us or if they fail to comply with legal or regulatory requirements in a high-quality and timely manner, our operations and reputation could be compromised, we may not realize the anticipated economic and other benefits from these arrangements, and we could suffer adverse legal, regulatory and financial consequences. In addition, these third parties face their own technology, operating, business and economic risks, and any significant failures by them, including the improper use or disclosure of confidential Company information or failure to comply with applicable law, could cause harm to our reputation or otherwise expose us to liability.
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
Our information technology systems facilitate our ability to conduct our business. While we have disaster recovery systems and business continuity plans in place, any disruptions in our disaster recovery systems or the failure of these systems to operate as expected could, depending on the magnitude of the problem, adversely affect our operating results by limiting our capacity to effectively monitor and control our operations. Despite our implementation of a variety of security measures, our information technology systems could be subject to physical or electronic break-ins, and similar disruptions from unauthorized tampering, any weather-related disruptions or fires where our headquarters is located. In addition, in the event that a significant number of our management personnel were unavailable in the event of a disaster, our ability to effectively conduct business could be adversely affected.
We may be subject to legal proceedings and litigation, including intellectual property and privacy disputes, which are costly to defend and could materially harm our business and results of operations.
We have been in the past and may be party to lawsuits and legal proceedings in the future in normal course of business. These matters are often expensive and disruptive to normal business operations. We may face allegations, lawsuits and regulatory inquiries, audits and investigations regarding claim submission, supporting documentation for claimed reimbursement, coding for services furnished by our Privia Providers, data privacy, security, labor and employment, consumer protection and intellectual property infringement, misappropriation and other violations, including claims related to privacy, patents, publicity, trademarks, copyrights and other rights. We may also face allegations or litigation related to our acquisitions, securities issuances or business practices, including public disclosures about our business. Litigation and regulatory proceedings may be protracted and expensive, and the results are difficult to predict. Certain of these matters may include speculative claims for substantial or indeterminate amounts of damages and may include claims for injunctive relief. Additionally, our litigation costs could be significant. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify our services or require us to stop serving certain patients or geographies, all of which could negatively impact our geographical expansion and revenue growth. We may also become subject to periodic audits, which could increase our regulatory compliance costs and may require us to change our business practices, which could negatively impact our revenue growth. Managing legal proceedings, litigation and audits, even if we achieve favorable outcomes, is time-consuming and diverts management’s attention from our business. The results of regulatory proceedings, litigation, claims, and audits cannot be predicted with certainty, and determining reserves for pending litigation and other legal, regulatory and audit matters requires significant judgment. There can be no assurance that our expectations will prove correct, and even if these matters are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our reputation, business, financial condition, results of operations and the market price of our common stock.
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
Our business depends on our ability to effectively invest in, implement improvements to and properly maintain the uninterrupted operation, data integrity and security of our information technology and other business systems.
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
Uncertainty may result from changes to intellectual property legislation and from interpretations of intellectual property laws by applicable courts and agencies. In addition, advances in AI technology may exacerbate these risks, including the risk that existing intellectual property laws may not adequately protect against advances in AI technology, which may also give rise to a proliferation of infringement which we may not be able to address effectively, and the risk that the use of generative AI tools could result in us inadvertently disclosing trade secrets or other confidential information.
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
We may not be able to protect our trade secrets, know-how and other internally developed information adequately. Although we use reasonable efforts to protect this internally developed information and technology, our employees, consultants, Privia Providers and other parties (including independent contractors and companies with which we conduct business) may unintentionally or willfully disclose our information or technology to competitors. Enforcing a claim that a third-party illegally disclosed or obtained and is using any of our internally developed information or technology is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets, know-how and other proprietary information and the laws regarding such protections vary among jurisdictions. We rely, in part, on non-disclosure, confidentiality and assignment-of-invention agreements with our employees, independent contractors, and consultants with which we conduct business to protect our trade secrets, know-how and other intellectual property and internally developed information. However, we may fail to enter into such agreements with all of our employees, independent contractors, consultants, customers and other companies, and these agreements may not be self-executing, or they may be breached and we may not have adequate remedies for such breach. Moreover, third parties may independently develop similar or equivalent proprietary information or otherwise gain access to our trade secrets, know-how and other internally developed information.
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
If an author or other third-party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the commercialization of our services that contained the open source software, engaged in costly redesign efforts, and required to comply with onerous conditions or restrictions on these services, which could disrupt the distribution of services. From time to time, there have been claims challenging the ownership rights in open source software against companies that incorporate it into their products and the licensors of such open source software provide no warranties or indemnities with respect to such claims. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software. Litigation could be costly for us to defend, have a negative effect on our business, financial condition and results of operations, or require us to devote additional research and development resources to change our services. Some open source projects have known vulnerabilities and architectural instabilities and are provided on an “as-is” basis, which, if not properly addressed, could negatively affect the performance of our platform. If we inappropriately use or incorporate open source software subject to certain types of open source licenses that challenge the proprietary nature of our technology-enabled platform and service, we may be required to re-engineer our platform, discontinue the commercialization of our platform or take other remedial actions, any of which could adversely impact our business, financial condition and results of operations.
We may face risks associated with our use of certain artificial intelligence and machine learning models.
Our business utilizes artificial intelligence (AI) and machine learning technologies, to add AI-based applications to our offering and to drive efficiencies in our business. Further, certain of our third-party vendors utilize AI and machine learning technologies in furnishing services to us. As with many technological innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. Our offerings utilize, and we plan to further examine, develop and introduce, machine learning algorithms, predictive analytics, and other AI technologies to offer new applications, upgrade our solutions and enhance our capabilities, among other things, to identify trends, anomalies and correlations, provide alerts and initiate business processes. If these AI or machine learning models are incorrectly designed, the performance of our products, services, and business, as well as our reputation, could suffer or we could incur liability through the violation of laws or contracts to which we are a party.
Additionally, we may make future investments in adopting AI and machine learning technologies across our business, including introducing generative AI capabilities within our Technology Platform Solution. AI and machine learning technologies are complex and rapidly evolving, and we face significant competition from other companies in our industry as well as an evolving regulatory landscape. Our efforts in developing AI and machine learning technology may not succeed and our competitors may be able to deploy the technology faster. We may further be exposed to competitive risks related to the adoption and application of new technologies by established market participants or new entrants, and others. The speed of technological development may prove disruptive to some of our markets if we are unable to maintain the pace of innovation.
In addition, market acceptance of artificial intelligence and machine learning technologies is uncertain. These efforts, including the introduction of new products or changes to existing products, may result in new or enhanced governmental or regulatory scrutiny, litigation, ethical concerns, or other complications that could adversely affect our business, reputation, or financial results. Changes to existing regulations, their interpretation or implementation or new regulations could impede our use of AI and machine learning technology and also may increase our estimated costs in this area. In addition, market acceptance of AI and machine learning technologies is uncertain, and we may be unsuccessful in our product development efforts. Any of these factors could adversely affect our business, financial condition, and results of operations. To compete effectively we must also be responsive to technological change, potential regulatory developments, and public scrutiny.
We depend on our senior management team and other key employees, and the loss of one or more of these employees or an inability to attract, recruit, motivate, develop and retain other highly skilled employees could harm our business.
Our success depends largely upon the continued services of our senior management team and other key employees. Employee attraction and retention may be difficult due to many factors, including fluctuations in economic and industry conditions; employee expectations; the effectiveness of our talent strategies and benefits and wellbeing programs, including compensation; and fluctuations in the labor market, including rising wages and competition for talent, which has increased due to persistent labor shortages and wage inflation. In addition, the shift to remote or hybrid work arrangements at many companies, including us, have significantly increased competition for highly-skilled personnel, who are no longer limited to opportunities within a particular geographic area. A lack of employee engagement, including as a result of working remotely, may reduce efficiency and productivity; increase turnover, burnout and absenteeism; and otherwise adversely affect our business and impede the achievement of our strategy. We rely on our leadership team in the areas of operations, provision of medical services, information technology and security, marketing, and general and administrative functions. From time to time, there may be changes to our management team resulting from the hiring or departure of executives or key employees, which could disrupt our business. Our employment agreements with our executive officers and other key personnel do not require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. The loss of one or more of the members of our senior management team, or other key employees, could harm our business. Changes in our executive management team may also cause disruptions in, and harm to, our business. Furthermore, our business and results of operations could be adversely affected if we fail to adequately plan for and successfully carry out the succession of our key executives and senior leaders. For additional information, see “Human Capital Resources.”
Our Medical Groups are concentrated in Virginia, Maryland, the District of Columbia, Texas, Florida, and Georgia, and we may not be able to successfully establish a presence in new geographic markets.
A substantial portion of our revenue is driven by our medical practices in Virginia, Maryland, the District of Columbia, Texas, Florida, and Georgia. As a result, our exposure to many of the risks described herein are not mitigated by a diversification of geographic focus. Furthermore, due to the concentration of our operations in these states, our business may be adversely affected by economic conditions, natural disasters, contagious disease outbreaks, including COVID-19, political unrest, and other conditions over which we have no control that disproportionately affect these states as compared to other states. Such conditions could adversely affect our operating results and disrupt the operation of our Medical Groups and Privia Providers.
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
During periods of high unemployment and inflation, governmental entities often experience budget deficits as a result of increased costs and lower than expected tax collections. These budget deficits at federal, state and local government entities have decreased, and may continue to decrease, spending for federal health care programs, including Medicare, Medicaid and similar programs, which represent significant payer sources for our Medical Groups. Other risks we face during periods of high unemployment include potential declines in the patient base, potential increases in the uninsured and underinsured populations, which could negatively impact our payer mixes, a contracting of discretionary spending by our patient base, which could negatively affect demand for the services of our Privia Physicians, and further difficulties in our collecting patient co-payment and deductible receivables.
We must attract and retain highly qualified personnel, including non-physician clinicians, in order to execute our growth plan.

Competition for highly qualified personnel with healthcare experience is intense and changes in the labor market have increased such competition while increasing pressure on wage growth to retain our existing personnel. We and our Medical Groups have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications at acceptable salary ranges. Further, Privia Physicians may have similar difficulty in hiring and retaining support staff. Many of the companies and healthcare providers with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies or healthcare providers, their former employees may attempt to assert that these employees or we have breached certain legal obligations, resulting in a diversion of our time and resources. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be adversely affected. Further, such scarcity and demand can significantly drive up labor costs associated with hiring and retaining highly qualified personnel, which could negatively affect our results of operations, financial condition and cash flows.
For additional risks related to attracting and retaining highly qualified personnel, see “We depend on our senior management team and other key employees, and the loss of one or more of these employees or an inability to attract, recruit, motivate, develop and retain other highly skilled employees could harm our business.”
Our management team has limited experience managing a public company.
Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage us as a public company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, results of operations and financial condition.
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
For additional risks related to our corporate culture, see “We depend on our senior management team and other key employees, and the loss of one or more of these employees or an inability to attract, recruit, motivate, develop and retain other highly skilled employees could harm our business.”
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
For additional risks related to our third-party vendors, see “We rely on third-party vendors to host and maintain our technology-enabled platform.”
With respect to any Medicare Advantage plans with which our Medical Groups participate, our records and submissions to such plans may contain inaccurate or unsupportable information regarding risk adjustment scores of such plans’ enrollees, which could cause us to overstate or understate the average health care burden of such population, which could result in an incorrect statement of our revenue and could subject us and our Medical Groups to various penalties.

We submit claims and encounter data, on behalf of our participating Medical Groups, to applicable Medicare Advantage plans that are used to establish the annual, average Medicare Risk Adjustment Factor, or RAF, scores attributable to each Medical Group’s Medicare Advantage population. These RAF scores determine, in part, the revenue to which the health plans and, in turn, our Medical Groups are entitled for the provision of medical care to such population. CMS has made significant changes to the structure of its Hierarchical Condition Categories (HCC) codes, Version 28 (V28), which will likely result in lower Risk Adjustment Factor (RAF) scores in 2024 for our Medical Groups entering into new Medicare Advantage agreements. The data submitted to CMS by each health plan is based, in part, on medical charts and diagnosis codes that our Privia Providers prepare and we submit to the health plans. Each health plan generally relies on us and our Privia Providers to appropriately document and support such RAF data in our medical records. Each health plan also relies on us and our Privia Providers to appropriately code claims for medical services provided to members. Erroneous claims and erroneous encounter records and submissions could result in inaccurate revenue and risk adjustment payments, which may be subject to correction or retroactive adjustment in later periods. This corrected or adjusted information may be reflected in financial statements for periods subsequent to the period in which the revenue was recorded. We might also need to refund a portion of the revenue that we received, which refund, depending on its magnitude, could damage our relationship with the applicable health plan and could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Additionally, CMS audits Medicare Advantage plans for documentation to support RAF-related payments for enrollees chosen at random. The Medicare Advantage plans ask providers to submit the underlying documentation for members that they serve. It is possible that claims associated with members with higher RAF scores could be subject to more scrutiny in a CMS or plan audit. There is a possibility that a Medicare Advantage plan may seek repayment from us, our ACOs, or our Medical Groups should CMS make any payment adjustments to the Medicare Advantage plan as a result of its audits. CMS has indicated that payment adjustments will not be limited to RAF scores for the specific MA enrollees for which errors are found but may also be extrapolated to the entire MA plan subject to a particular CMS contract. Based on a final rule issued by CMS in January 2023, although 2011 to 2017 plan years are still subject to audit, overpayments to MA plans that are identified as a result of a Risk Adjustment Data Validation, or RADV, audit will only be subject to extrapolation for plan year 2018 and any subsequent plan year. In addition, CMS will not apply an adjustment factor, known as Fee-For-Service, or FFS, Adjuster in RADV audits to account for potential differences in diagnostic coding between the Medicare Advantage program and Medicare FFS program. Although we are continuing to assess the potential impact this final rule may have on our business and operations, such adjustments could adversely affect our revenue, financial conditions and results of operations. .
Moreover, we may face civil and criminal liability under healthcare fraud and abuse laws, including, without limitation, the False Claims Act. By way of example, in 2018, the Department of Justice, or the DOJ, reached a $270 million settlement agreement with HealthCare Partners Holdings, LLC based upon the organization’s internal coding policies and provider education that resulted in the submission of inappropriate diagnosis codes, and the inappropriate capture of historical diagnoses both of which inflated the organization’s RAF scores and resulted in inflated payment rates. The DOJ alleged that such submissions constituted a civil False Claims Act violation. In August 2021, Sutter Health agreed to pay $90 million to resolve allegations that it violated the False Claims Act by knowingly submitting inaccurate information about health status of beneficiaries enrolled in Medicare Advantage plans and entered into a five-year Corporate Integrity Agreement with the OIG. More recently, in September 2023, the Cigna Group agreed to pay $172 million to settle False Claims Act allegations arising from its chart review program whereby it allegedly added diagnosis codes to its Medicare Advantage enrollees, thereby increasing RAF scores without removing diagnosis codes which were no longer applicable or supported by the chart review.
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
HIPAA requires covered entities, like us, our Owned or Non-Owned Medical Groups, and their business associates to develop and maintain policies and procedures with respect to PHI that is used or disclosed, including the adoption of administrative, physical and technical safeguards to protect such information. Our Medical Groups may be all participants in an “Affiliated Covered Entity” or an “Organized Health Care Arrangement” under HIPAA, which groups of legally separate covered entities that consider themselves a single covered entity due to affiliation, some common control or ownership, or through clinical integration and/or care coordination. Participation in an affiliated covered entity or an organized health care arrangement allows us to share certain HIPAA compliance efforts but also provides for joint and several liability for HIPAA violations among all the participants in the Affiliated Covered Entity. In addition to our status as a covered entity, our management services organizations and ACOs may also be “business associates” to our Medical Groups and ACO participants.

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
We are also subject to a provision of the federal 21st Century Cures Act that is intended to facilitate the appropriate exchange of health information. In May 2020, the United States Department of Health and Human Services Office of the National Coordinator for Health Information Technology and CMS issued complementary new rules that are intended to clarify provisions of the 21st Century Cures Act regarding interoperability and information blocking and include, among other things, requirements surrounding information blocking, changes to ONC’s health IT certification program and requirements that CMS regulated payers make relevant claims/care data and provider directory information available through standardized patient access and provider directory application programming interfaces, or APIs, that connect to provider electronic health record systems, or EHRs. The companion rules will transform the way in which healthcare providers, health IT developers, health information exchanges/health information networks, or HIEs/HINs, and health plans share patient information, and create significant new requirements for healthcare industry participants. For example, the ONC rule, which went into effect on April 5, 2021, prohibits healthcare providers, health IT developers of certified health IT, and HIEs/HINs from engaging in practices that are likely to interfere with, prevent, materially discourage, or otherwise inhibit the access, exchange or use of electronic health information, or EHI, also known as “information blocking.” To further support access and exchange of EHI, the ONC rule identifies eight “reasonable and necessary activities” as exceptions to information blocking activities, as long as specific conditions are met. Any failure to comply with these rules could have a material adverse effect on our business, results of operations and financial condition.
Numerous other federal and state laws and regulations protect the confidentiality, privacy, availability, integrity and security of PHI and other types of personal information. State statutes and regulations vary from state to state, and these laws and regulations in many cases are more restrictive than HIPAA and its implementing rules. These laws and regulations are often uncertain, contradictory, and subject to changed or differing interpretations, and we expect new laws, rules and regulations regarding privacy, data protection, and information security to be proposed and enacted in the future. For example, the California Consumer Privacy Act of 2018, as amended (the “CCPA”) affords consumers certain privacy protections and rights. California residents have the right to request that a business delete their personal information unless it is necessary for the business to maintain for certain purposes, to direct a business to correct errors in their personal information, and to limit the use and disclosure of sensitive information. They have the right to know if their personal information is being sold or shared and the right to opt out of the “sale” or “sharing” of personal information, as those terms are defined under the CCPA. The California Privacy Rights Act creates a new regulator responsible for enforcement of the CCPA, and the CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. Additional states have passed and will continue to pass comprehensive privacy legislation with privacy protections and rights, and several additional privacy bills have been proposed both at the federal and state level that may result in additional legal requirements of their own that impact our business. Failure to comply with these and any other comprehensive privacy laws passed at the state or federal level may result in regulatory enforcement action and damage to our reputation. The potential effects of such legislation are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses to comply. Further, in the event that new data privacy or security laws are implemented that impact our operations or patients, we may not be able to timely comply with such requirements, or such requirements may not be compatible with our current processes. Changing our processes could be time consuming and expensive, and failure to timely implement required changes could subject us to liability for non-compliance. Some states may afford private rights of action to individuals who believe their personal information has been misused. This complex, dynamic legal landscape regarding privacy, data protection, and information security creates significant compliance issues for us and potentially restricts our ability to collect, use and disclose data and exposes us to additional expense, adverse publicity and liability. In the event that we are subject to or affected by the CCPA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
Furthermore, the Federal Trade Commission, or FTC, and many state Attorneys General continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive. For example, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure can constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Further, in July 2023, the FTC and the U.S. Department of Health and Human Services' Office for Civil Rights (“OCR”) cautioned hospitals and telehealth providers about the privacy and security risks related to the use of online tracking technologies integrated into their websites or mobile apps that may be impermissibly be disclosing consumers’ sensitive personal health data to third parties.
Our technology-enabled platform and the other systems or networks used in our business may experience an increase in attempted cyber-attacks, targeted intrusion, ransomware, and phishing campaigns seeking to take advantage of shifts to employees working remotely using their household or personal internet networks. The success of any of these unauthorized attempts could substantially impact our technology-enabled platform, the proprietary and other confidential data contained therein or otherwise stored or processed in our operations, and ultimately our business. Any actual or perceived security incident also may cause us to incur increased expenses to improve our security controls and to remediate security vulnerabilities.
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
In general, under Section 382 of the Internal Revenue Code of 1986, as amended (“the Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income or taxes. A Code Section 382 ownership change generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a corporation’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. As of December 31, 2023, we had approximately $89.0 million of federal and $63.7 million of state (post-apportioned state NOL) NOL carryforwards. The federal NOL carryforwards for years before 2018 begin to expire in 2034 and the state NOL carryforwards begin to expire in 2034. Changes in the ownership of our stock in the future, including as a result of future offerings, and some of which are outside of our control, could result in an ownership change under Section 382 of the Code (or applicable state law) after such date, which could significantly limit our ability to utilize our existing and future NOL carryforwards arising at any time prior to such ownership change.
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
Reporting obligations as a public company place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel. As a public company, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting. Section 404(a) of the Sarbanes-Oxley Act (“Section 404(a)”) requires that management assess and report annually on the effectiveness of our internal control over financial reporting and identify any material weaknesses in our internal control over financial reporting. Section 404(b) requires our independent registered public accounting firm to issue an annual report that addresses the effectiveness of our internal control over financial reporting. Our compliance with Section 404(a) has required to incur substantial expenses and expend significant management efforts.
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
Negative publicity relating to our business, industry, Medical Groups or Privia Providers may have a material adverse effect on our financial results.
We may be negatively affected if another company in our industry, or if one of our Medical Groups or Privia Providers, engages in practices that subject our industry or business to negative publicity. Negative publicity may result from judicial inquiries, unfavorable outcomes in lawsuits, social media, regulatory or governmental actions with respect to our services. Negative publicity may cause increased regulation and legislative scrutiny of industry practices as well as increased litigation or enforcement action by civil and criminal authorities. Additionally, negative publicity may increase our costs of doing business and adversely affect our profitability by impeding our ability to market our services, constraining our ability to price our services appropriately for the risks we are assuming, requiring us to change the services we offer or increasing the regulatory burdens under which we operate.
For additional risks related to negative publicity of our Medical Groups or Privia Providers, see “If we are not able to maintain and enhance our reputation and brand recognition, including through the maintenance and protection of trademarks, our business and results of operations will be harmed.” and “If we cannot timely implement the Privia Technology Solution for Privia Physicians and new Medical Groups, or resolve Privia Provider and patients concerns, including any technical and billing issues, in a timely manner, we may lose Medical Groups, Privia Providers and their patients, and our reputation may be harmed.”
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
In addition, we expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters. For example, the SEC has published proposed rules that would require companies to provide significantly expanded climate-related disclosures in their periodic reporting, which may require us to incur significant additional costs to comply, including the implementation of significant additional internal controls processes and procedures regarding matters that have not been subject to such controls in the past, and impose increased oversight obligations on our management and board of directors.

Increasingly, different stakeholder groups have divergent views on sustainability and ESG matters, which increases the risk that any action or lack thereof with respect to sustainability or ESG matters will be perceived negatively by at least some stakeholders and adversely impact our reputation and business. Anti-ESG sentiment has gained some momentum across the United States, with several states having enacted or proposed “anti-ESG” policies or legislation. If we do not successfully manage ESG-related expectations across stakeholders, it could erode stakeholder trust, impact our reputation, and adversely affect our business.
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
As of December 31, 2023, there was no amount outstanding under our Revolving Credit Facility and $125.0 million of borrowing availability under our Revolving Credit Facility. Our indebtedness, or any additional indebtedness we may incur, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of these actions on a timely basis, on terms satisfactory to us or at all.
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
Our level of indebtedness may place us at a competitive disadvantage to our competitors that are not as highly leveraged. Fluctuations in interest rates can increase borrowing costs. Such increases in interest rates directly impact the amount of interest we are required to pay and reduce earnings accordingly. In addition, developments in tax policy, such as the disallowance of tax deductions for interest paid on outstanding indebtedness, could have an adverse effect on our liquidity and our business, financial conditions and results of operations.
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
The terms of our Revolving Credit Agreement restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

The Revolving Credit Agreement contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests, including restrictions on our ability to:
•incur additional indebtedness or other contingent obligations;
•create liens;
•make investments, acquisitions, loans and advances;
•consolidate, merge, liquidate or dissolve;
•sell, transfer or otherwise dispose of our assets;
•pay dividends on our equity interests or make other payments in respect of capital stock; and
•materially alter the business we conduct.
The restrictive covenants in the Revolving Credit Agreement require us to satisfy certain financial condition tests as described in Item 7 - Management’s Discussion and Analysis. Our ability to satisfy those tests can be affected by events beyond our control.
A breach of the covenants or restrictions under the Revolving Credit Agreement could result in an event of default under such document. Such a default may allow the creditors to accelerate the related debt, which may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In the event the holders of our indebtedness accelerate the repayment, we may not have sufficient assets to repay that indebtedness or be able to borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms acceptable to us. As a result of these restrictions, we may be:
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
Risks Related to Our Common Stock
The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, particularly since we are no longer an “emerging growth company.”
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
Our amended and restated certificate of incorporation and amended and restated bylaws and the Delaware General Corporation Law (the “DGCL”) contain provisions that could make it more difficult for a third-party to acquire us, even if doing so might be beneficial to our shareholders. Among other things, these provisions:
•allow us to authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without shareholder approval, and which may include supermajority voting, special approval, dividend, or other rights or preferences superior to the rights of shareholders;
•provide for a classified board of directors with staggered three-year terms;
•prohibit shareholder action by written consent and shareholder special meetings as well as permit removal of directors only for cause;
•provide that any amendment, alteration, rescission or repeal of our amended and restated bylaws by our shareholders will require the affirmative vote of the holders of at least 66.6% in voting power of all the then-outstanding shares of our stock entitled to vote thereon, voting together as a single class; and
•establish advance notice requirements for nominations for elections to our Board or for proposing matters that can be acted upon by shareholders at shareholder meetings.
Our amended and restated certificate of incorporation contains a provision that provides us with protections similar to Section 203 of the DGCL, and will prevent us from engaging in a business combination with a person unless board or shareholder approval is obtained prior to the acquisition. These provisions could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors of your choosing and cause us to take other corporate actions you desire, including actions that you may deem advantageous, or negatively affect the trading price of our common stock. In addition, because our Board is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our shareholders to replace current members of our management team.
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
•the operating and stock price performance of comparable companies;
•issuance of new or changed securities analysts’ reports or recommendations;
•sales, or anticipated sales, of large blocks of our stock;
•additions or departures of key personnel;
•regulatory or political developments;
•litigation and governmental investigations;
•changing economic conditions;
•negative publicity relating to us or our competitors;
•investors’ perception of us;
•events beyond our control such as weather and war including the ongoing conflict between Russia and Ukraine and Israel and Palestine and other global conflicts; and
•any default on our indebtedness.
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
Sales of a substantial number of shares of our common stock in the public market have occurred and could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. All of our common stock sold pursuant to an offering covered by a registration statement, including common stock sold by stockholders rather than the Company, will be freely transferable. In addition, shares of our common stock issued or issuable under our equity incentive plans to employees and directors have been registered on a Form S-8 registration statement and may be freely sold in the public market upon issuance, except for shares held by affiliates who have certain restrictions on their ability to sell. The market price of our stock could decline if the holders of our shares of common stock sell them or are perceived by the market as intending to sell them.
Because we have no current plans to pay regular cash dividends on our common stock, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.
We do not anticipate paying any regular cash dividends on our common stock. Any decision to declare and pay dividends in the future will be made at the discretion of our Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our Board may deem relevant. In addition, our ability to pay dividends is, and may be, limited by covenants of existing and any future outstanding indebtedness we or our subsidiaries incur. Therefore, any return on investment in our common stock is solely dependent upon the appreciation of the price of our common stock on the open market, which may not occur. For additional information, see “Dividend Policy.”
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Item 106(b) Cybersecurity Risk Management and Strategy
Information Security Risk Management and Strategy
Our approach to risk management is designed to identify, assess, prioritize and manage major risk exposures that could affect our ability to execute our corporate strategy and fulfill our business objectives. As part of our comprehensive Enterprise Risk Management (“ERM”) program, we perform risk assessments in which we map and prioritize information security risks identified through the processes described below, including risks associated with our use of third-party vendors, Medical Groups, Privia Providers and Affiliated Practices, based on probability, immediacy and potential magnitude. These assessments inform our ERM strategies and oversight processes, and we view cybersecurity risks as one of the key risk categories we face. For example, our information technology and infrastructure may be vulnerable to cyberattacks (including ransomware attacks) or security incidents, and unauthorized third parties may be able to access our sensitive information, which includes protected health information, personal information, payment information, financial information and other data that is subject to laws and regulations, including without limitation the Health Insurance Portability and Accountability Act of 1996, as amended (HIPAA), the Payment Card Industry Data Security Standard and the Sarbanes-Oxley Act of 2002, as amended, and other types of personal information, relating to our employees, our Privia Providers’ patients and others. For more information regarding the information security-related risks we face, see the information in “Item 1A - Risk Factors” under the caption “Security breaches, loss of data and other disruptions could compromise sensitive information related to our business or our patients, or prevent us from accessing critical information and expose us to liability, which could adversely affect our business, operations and our reputation.” of this Annual Report on Form 10-K.
Our processes for assessing, identifying and managing information security risks and vulnerabilities are embedded across our business as part of our ERM program. Among other things, we regularly engage with internal and external cybersecurity assessors, consultants and auditors to enhance our cybersecurity risk management strategies, review compliance with evolving standards and evaluate the effectiveness and maturity of our controls and perform regular internal and external risk assessments including those required by HIPAA; provide annual mandatory privacy and security training program for all employees; perform technical testing and penetration testing to validate the effectiveness of our cybersecurity program; perform simulated breach testing and tabletop exercises to simulate responses to information security incidents. We have established processes to oversee and manage risks associated with our third-party service providers, including regular security assessments and compliance reviews. We use the findings from these and other processes to improve our information security practices, procedures and technologies. Our Cybersecurity Incident Response Plan (CSIRP) includes processes to detect triage, assess severity for, escalate, contain, investigate and resolve information security incidents, as well as to comply with applicable legal obligations and mitigate brand and reputational damage. In addition, we maintain cyber liability insurance to protect against potential losses arising from an information security incident. We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.
Information Security Governance and Oversight
Our Board of Directors (“Board”) is responsible for overseeing risk management at Privia and, as part of this responsibility, the Board, assisted by its committees, exercises oversight over our ERM program which is designed and implemented by management. As part of its broader risk oversight activities, the Board oversees risks from information security threats, both directly and through the Audit Committee of the Board (Audit Committee) and Compliance Committee of the Board (Compliance Committee). As reflected in its charter, the Compliance Committee is responsible for reviewing data security programs, including cybersecurity and procedures regarding disaster recovery and critical business continuity. The Compliance Committee is also responsible for reviewing Privia’s programs and plans established by management to monitor compliance with data security compliance programs and test preparedness. The Audit Committee also assists our Board in fulfilling its oversight responsibilities with respect to risk management in the areas of internal control over financial reporting, disclosure controls and procedures, and legal and regulatory compliance, and discusses with management policies and practices with respect to risk assessment and risk management.
As an element of its ERM oversight activities, the Compliance Committee regularly reviews the significant risk exposures or potential compliance violations and the steps that have been taken to monitor, correct and mitigate such potential violations or risks. The Compliance Committee reports to the Audit Committee at each regularly scheduled meeting of the Audit Committee on the substance of these reviews and discussions. The Audit Committee also reviews the Company’s policies and practices with respect to risk assessment and risk management. Both committees report to the full Board at every regularly scheduled Board meeting. Our Board meets with our Chief Executive Officer and President and other members of the senior management team at quarterly meetings of our Board, where, among other topics, they discuss strategy and risks facing the Company, as well as at such other times as they deem appropriate.
In addition, each year the Compliance Committee receives quarterly reports from the CISO and Privacy Officer on information security risks, including cybersecurity or privacy events, relevant information about the cybersecurity threat landscape, and updates on our cybersecurity risk management strategy and any potential issues. In addition, the full Board receives briefings on information security risks at a minimum annually from the CISO.
Our CISO, who leads our information security team, is responsible for day-to-day identification, assessment and management of the information security risks we face. The CISO provides monthly information security updates to a cross-functional team of executive leaders, who together prioritize risks and risk mitigation activities and develop a culture of risk-aware practices. The CISO has held executive technology leadership roles within health systems and physician groups for over 15 years, including Chief Technology Officer, Chief Information Officer, and Chief Information Security Officer. The information security team works in conjunction with our IT leadership team to align operations and technology developments with cybersecurity program objectives. We believe the IT leadership team is sufficiently experienced and qualified in its role of assessing and managing information security risks across the business.
In addition, we have established a Cybersecurity Incident Response Team (CSIRT), which is responsible for responding to cybersecurity incidents and maintaining a CSIRP that is regularly updated in response to organizational changes, technical changes, changes to the threat landscape or in response to active or previous cybersecurity incidents. The CSIRT is responsible for responding to cybersecurity incidents and maintaining a CSIRP that is regularly updated in response to organizational changes, technical changes, changes to the threat landscape or in response to active or previous cybersecurity incidents, including monitoring the prevention, detection, mitigation, and remediation of cybersecurity incidents. The CSIRT is comprised of the CISO and other key members of management, including the Privacy Officer, Chief Technology Officer, Chief Audit and Compliance Officer, General Counsel and other members of management and our technical response teams as necessary to appropriately respond to an incident, including mitigation and remediation of an incident. We maintain processes for managing incident assessment and internal escalation.
In addition to the ordinary-course Board and Compliance Committee reporting and oversight described above, we also maintain disclosure controls and procedures designed for prompt reporting to the Board and timely public disclosure, as appropriate, of material events covered by our risk management framework, including information security risks.
ITEM 2. PROPERTIES
Our headquarters are located in Arlington, Virginia. Our lease on this space expires on September 30, 2026. We have also leased space for our other offices throughout the United States. We believe that our headquarters and other offices are adequate for our immediate needs and that additional or substitute space is available if needed to accommodate growth and expansion.
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

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock has been listed on the Nasdaq Global Select Market under the symbol “PRVA” since April 29, 2021. Prior to that, there was no public trading market for our common stock.
Holders of Record
As of the close of business on February 23, 2024, there were approximately 19 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
The following graph and related information shows a comparison of the cumulative total return for our common stock, Russell 2000 Index, and NASDAQ Health Care Index between April 28, 2021 (the date our common stock commenced trading on the NASDAQ) through December 31, 2023. All values assume an initial investment of $100 and reinvestment of any dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

	4/28/2021	6/30/2021	9/30/2021	12/31/2021
Privia Health Group, Inc. (1)	$100.00	$127.68	$67.80	$74.45
Russell 2000	$100.00	$102.15	$97.69	$99.79
NASDAQ Health Care	$100.00	$101.67	$95.90	$82.74

	3/31/2022	6/30/2022	9/30/2022	12/31/2022
Privia Health Group, Inc. (1)	$76.92	$83.80	$98.01	$65.35
Russell 2000	$92.28	$76.41	$74.74	$79.39
NASDAQ Health Care	$69.12	$57.28	$54.19	$62.22

	3/31/2023	6/30/2023	9/30/2023	12/31/2023
Privia Health Group, Inc. (1)	$79.45	$75.14	$66.19	$66.27
Russell 2000	$81.57	$85.81	$81.41	$92.83
NASDAQ Health Care	$62.61	$62.04	$58.45	$62.73

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
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during the year ended December 31, 2023.
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
Other than the changes noted above, there have been no material changes in the planned use of proceeds from the IPO from those that were described in the final prospectus filed pursuant to Rule 424(b) under the Securities Act.
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
GAAP Financial Measures
•    Revenue was $1,657.7 million, $1,356.7 million and $966.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.
•    Operating income (loss) was $20.6 million, $(19.1) million and $(217.4) million for the years ended December 31, 2023, 2022 and 2021, respectively; and
•    Net income (loss) attributable to Privia Health Group, Inc. was $23.1 million, $(8.6) million and $(188.2) million for the years ended December 31, 2023, 2022 and 2021, respectively.
Key Metrics and Non-GAAP Financial Measures
•    Practice Collections was $2.84 billion, $2.42 billion and $1.63 billion for the years ended December 31, 2023, 2022 and 2021, respectively;
•    Care Margin was $359.2 million, $305.6 million and $238.4 million for the years ended December 31, 2023, 2022 and 2021, respectively;
•    Platform Contribution was $173.5 million, $148.5 million and $107.6 million for the years ended December 31, 2023, 2022 and 2021, respectively;
•    Adjusted EBITDA was $72.2 million, $60.9 million and $41.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
FFS Revenue
We generate FFS-patient care revenue when we collect reimbursements for FFS medical services provided by Privia Providers. Our agreements with our providers have a multi-year term length and we have historically experienced a 96% provider retention rate, both of which lead to a highly predictable and recurring revenue model. Our FFS contracts with payer partners typically contain annual rate inflators and enhanced commercial FFS rates given our scale in each of our markets. As a result of receiving these rate inflators and enhancements, if we continue to be successful in expanding our provider base, we expect revenue will grow year-over-year in absolute dollars. In addition, in our FFS-patient care revenue, we include collections generated from ancillary services such as clinical laboratory, imaging and pharmacy operations. We also generate FFS-administrative services revenue by providing administration and management services to medical groups which are not owned or consolidated by us. FFS-patient care revenue represented 58.9%, 64.1% and 79.9% of total revenue for the years ended December 31, 2023, 2022 and 2021, respectively. FFS-administrative services revenue represented 6.8%, 7.0% and 7.1% of total revenue for the years ended December 31, 2023, 2022 and 2021, respectively.
VBC Revenue
Over time, we create incremental value for our provider partners by enabling them to succeed in VBC arrangements. We generate VBC revenue when our providers are reimbursed through traditional FFS Medicare, MSSP, Medicare Advantage, commercial payers and other existing and emerging direct payer and employer contracting programs. Given recent regulatory and utilization headwinds in Medicare Advantage, the Company is currently renegotiating certain capitation agreements for more favorable contract structures with potential, positive contribution margin, which the Company expects would move approximately 19,900 attributed lives from capitated revenue, which is recorded on a gross basis, to shared savings revenue, which is recorded on a net basis. The revenue is primarily collected in the form of (i) Capitated revenue earned by providing healthcare service to Medicare Advantage attributed beneficiaries for a defined group of services including professional, institutional and pharmacy through a contract that is typically known as an “at-risk contract”, (ii) Shared savings earned based on improved quality and lower cost of care for our attributed lives in VBC incentive arrangements and (iii) Care management fees to cover costs of services typically not reimbursed under traditional FFS payment models, including population management, care coordination, advanced technology and analytics. VBC revenue represented 33.8%, 28.5% and 12.4% of total revenue for the years ended December 31, 2023, 2022 and 2021, respectively.
Other Revenue
The remainder of our revenue is derived from leveraging our existing base of providers and patients to deliver value-oriented services such as virtual visits, virtual scribes and coding. Other revenue represented 0.5%, 0.4% and 0.6% of total revenue for the years ended December 31, 2023, 2022 and 2021, respectively.
Key Factors Affecting Our Performance
Addition of New Providers
Our ability to increase our provider base will enable us to deliver financial growth as our providers generate both our FFS and VBC revenue. Our existing provider relationships and market share provides us with significant opportunity to grow in both existing and new geographies, and we believe the number of providers joining Privia is a key indicator of the market’s recognition of the attractiveness of our platform to our providers, patients and payers. We intend to increase our provider base in existing and new markets by adding new practices and assisting our existing practices with recruiting new providers, using our in-market and national sales and marketing teams. As we add providers to the Privia Platform, we expect them to contribute incremental economics as we leverage our existing brand and infrastructure, both at the corporate and in-market levels.
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
In January 2023, we announced a partnership with Beebe Healthcare, a not-for-profit community healthcare system located in Sussex County, Delaware, to launch an ACO in that state. However, we have notified CMS that our ACO in the Delaware market will terminate its participation in MSSP effective January 1, 2024.
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
During 2022 and 2023, we entered into capitated payer arrangements. The Company is currently renegotiating certain capitation agreements for more favorable contract structures with potential, positive contribution margin, which the Company expects would result in our capitated agreements covering healthcare services provided to approximately 16,000 Medicare Advantage beneficiaries, compared to approximately 35,900 MA capitated lives at year-end 2023, effective as of January 1, 2024. Capitated revenue is generated through what is typically known as an “at-risk contract.” At-risk capitation refers to a model in which the Company is entitled to fixed monthly fees from the third-party payer in exchange for providing healthcare services to attributed beneficiaries in Medicare Advantage plans. The fees are typically based on a percentage of the defined premium that payers receive from CMS. The Company is responsible for providing or paying for the cost of healthcare services required by those attributed beneficiaries. At-risk capitated fees are recorded gross in revenues because the Company is acting as a principal in arranging for, providing, and controlling the managed healthcare services provided to the attributed beneficiaries.
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
We launched Privia Care Partners on January 1, 2022 to offer a more flexible affiliation model for providers who do not desire to join one of our medical groups. This model aggregates providers in certain of our existing markets as well as new markets who are looking solely for VBC solutions without the necessity of changing EHR providers. We furnish population health services, reporting and analytics to such providers along with a menu of management services from which providers may choose. During 2023, several Privia Care Partners’ providers transitioned to our Privia Medical Group model, which demonstrates the flexibility of our operating model and technology platform, as well as the ability to support physicians wherever they are in their transition value-based care. As of January 1, 2024, approximately 1,350 providers with approximately 200,000 attributed lives are participating in the Privia Care Partners model.
Key Metrics and Non-GAAP Financial Measures
We review a number of operating and financial metrics, including the following key metrics and non-GAAP financial measures, to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plans, and make strategic decisions.
Key Metrics

	For the Years Ended December 31,
	2023	2022	2021
Implemented Providers (as of end of period)	4,305	3,606	3,317
Attributed Lives (in thousands) (as of end of period)	1,120	856	786
Practice Collections (1) ($ in millions)	$2,839.0	$2,424.1	$1,626.1
(1) We define Practice Collections as the total collections from all practices in all markets and all sources of reimbursement (FFS, VBC and other) that we receive for delivering care and providing our platform and associated services. Practice Collections differ from revenue by including collections from Non-Owned Medical Groups.
Implemented Providers
We define Implemented Providers as the total of all service professionals on Privia Health’s platform at the end of a given period who are credentialed by Privia Health and bill for medical services, in both Owned and Non-Owned Medical Groups during that period. This includes, but is not limited to, physicians, physician assistants, and nurse practitioners. We believe that growth in the number of Implemented Providers is a key indicator of the performance of our business and expected revenue growth. This growth depends, in part, on our ability to successfully add new practices in existing markets and expand into new markets. The number of Implemented Providers increased 19.4% between December 31, 2022 and 2023 mainly due to due to organic growth in our healthcare delivery business as well as entrance into the Connecticut, Washington state and South Carolina markets. Implemented Providers increased 8.7% between 2021 and 2022, due to the entrance into the Montana market and a full year of operations in the West Texas and California markets.
Attributed Lives
We define Attributed Lives as any patient that a payer deems attributed to Privia to deliver care as part of a value-based care arrangement through a provider of primary care services as of the end of a particular period. The number of Attributed Lives is an important measure that impacts the amount of VBC revenue we receive. Attributed Lives increased 30.8% between December 31,

2022 and 2023 due primarily to our entrance into the Connecticut and Washington state markets as well as organic growth. Attributed Lives increased 8.9% between 2021 and 2022, due to the launch of Privia Care Partners in January 2022, as well as organic growth in all markets.
Practice Collections
We define Practice Collections as the total collections from all practices in all markets and all sources of reimbursement (FFS, VBC and other) that we receive for delivering care and providing our platform and associated services. Practice Collections differ from revenue by adding collections from Non-Owned Medical Groups both in FFS and VBC arrangements. FFS arrangements accounted for 76.5%, 79.1% and 91.2% of our practice collections for the years ended December 31, 2023, 2022 and 2021, respectively, while VBC accounted for 23.2%, 20.6% and 8.5% of practice collections for the years ended December 31, 2023, 2022 and 2021, respectively.
Practice Collections increased 17.1% for the year ended December 31, 2023 when compared to the same period in 2022 due mainly to organic growth of our healthcare delivery business, our at-risk Capitated revenue contracts and entrance into the Connecticut and Washington state markets and increased 49.1% between 2021 and 2022 due to organic growth of our healthcare delivery business, new at-risk Capitated revenue contracts, as well as a full year of operation in the West Texas and California markets and entrance into the Montana market.
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

	For the Years Ended December 31,
(amounts in thousands, except for percentages)	2023	2022	2021
Care Margin [1] ($)	$359,164	$305,620	$238,393
Platform Contribution [1] ($)	$173,481	$148,540	$107,550
Platform Contribution Margin [1] (%)	48.3%	48.6%	45.1%
Adjusted EBITDA [1] ($)	$72,228	$60,852	$41,377
Adjusted EBITDA Margin [1] (%)	20.1%	19.9%	17.4%
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

Care Margin
We define Care Margin as Gross Profit excluding amortization of intangible assets. Gross Profit is defined as total revenue less provider expenses and amortization of intangible assets. Our Care Margin generated from FFS revenue is contractual and recurring in nature, and primarily based on an individually negotiated percentage of collections for each practice that joins Privia. Our Care Margin generated from VBC revenue is based on a percentage of care management fees and shared savings collected. We view Care Margin as all of the dollars available for us to manage our business, including providing administrative support to our practices, investing in sales and marketing to attract new providers to the Privia Platform, and supporting the organization through our corporate infrastructure. We expect Care Margin will grow year-over-year in absolute dollars as we continue to expand our provider base. We would also expect our care management and shared savings economics in our VBC arrangements to improve on a per patient basis as we manage towards lower total cost of care for our Attributed Lives and move towards higher risk VBC arrangements over time. Care Margin increased 17.5% for the year ended December 31, 2023 when compared to the same period in 2022 due to organic growth of our medical practice business which increased 28.2% between 2022 and 2021 due to organic growth of our medical practice business. As a percentage of revenue, Care Margin decreased to 21.7% for the year ended December 31, 2023 from 22.5% and 24.7% for the same periods in 2022 and 2021, respectively, due to the addition of the at-risk capitation arrangements during 2022 and 2023 resulting in higher revenues.
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
The following table provides a reconciliation of gross profit, the most closely comparable GAAP financial measure, to Care Margin.

	For the Years Ended December 31,
(unaudited and amounts in thousands)	2023	2022	2021
Revenue	$1,657,737	$1,356,660	$966,220
Provider expense	(1,298,573)	(1,051,040)	(727,827)
Amortization of intangible assets	(5,359)	(3,351)	(1,312)
Gross Profit	$353,805	$302,269	$237,081
Amortization of intangible assets	5,359	3,351	1,312
Care margin	$359,164	$305,620	$238,393
Platform Contribution
We define Platform Contribution as Gross Profit, excluding amortization of intangible assets, less Cost of platform and excluding stock-based compensation expense included in Cost of platform. The following table provides a reconciliation of gross profit, the most closely comparable GAAP financial measure, to Platform Contribution. We consider Platform Contribution to be an important measure to monitor our performance, specific to pricing of our services, direct costs of delivering care, and cost of our platform and associated services. As a provider spends a longer time on the Privia Platform, we expect the Platform Contribution from that provider to increase both in terms of absolute dollars as well as a percent of Care Margin. We expect that this increase will be driven by improving per provider revenue economics over time as well as our ability to generate leverage on our in-market infrastructure costs. Platform Contribution increased 16.8% for the year ended December 31, 2023 when compared to the same period in 2022 due to organic growth of our medical practice business and new market entry, and increased 38.1% between 2022 and 2021, due to organic growth of our medical practice business.
The following table provides a reconciliation of gross profit, the most closely comparable GAAP financial measure, to Platform Contribution:

	For the Years Ended December 31,
(unaudited and amounts in thousands)	2023	2022	2021
Revenue	$1,657,737	$1,356,660	$966,220
Provider expense	(1,298,573)	(1,051,040)	(727,827)
Amortization of intangible assets	(5,359)	(3,351)	(1,312)
Gross Profit	$353,805	$302,269	$237,081
Amortization of intangible assets	5,359	3,351	1,312
Cost of platform	(197,663)	(170,838)	(174,731)
Stock-based compensation(1)	11,980	13,758	43,888
Platform Contribution	$173,481	$148,540	$107,550
(1) Amount represents stock-based compensation expense included under Cost of platform.
Platform Contribution Margin

We define Platform Contribution Margin as Platform Contribution as a percentage of Care Margin. We consider Platform Contribution Margin to be an important measure to monitor our performance, specific to pricing of our services, direct costs of delivering care, and cost of our platform and associated services. As a provider spends a longer time on the Privia Platform, we expect the Platform Contribution from that provider to increase both in terms of absolute dollars as well as a percent of Care Margin. We expect that this increase will be driven by improving per provider revenue economics over time as well as our ability to generate operating leverage on our in-market infrastructure costs. Platform Contribution Margin was 48.3% for the year ended December 31, 2023 compared to 48.6% during the same period in 2022 and 45.1% in 2021. We continue to make strategic investments to provide better service to both our patients and physicians at a pace slower than the increase in revenue.
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
Adjusted EBITDA
We define Adjusted EBITDA as net income (loss) excluding interest income, interest expense, non-controlling interest expense / income, depreciation and amortization, stock-based compensation, severance, other one time or non-recurring expenses, employer taxes on equity vesting/exercises and the provision for (benefit from) income taxes. We include Adjusted EBITDA because it is an important measure on which our management assesses and believes investors should assess our operating performance. We consider Adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis. Adjusted EBITDA has limitations as an analytical tool including: (i) Adjusted EBITDA does not reflect the impact of stock-based compensation expense, and (ii) Adjusted EBITDA does not reflect interest expense on our debt or the cash requirements necessary to service interest or principal payments. Adjusted EBITDA increased 18.7% for the year ended December 31, 2023, when compared to the same period in 2022 due to organic growth of our medical practice business, new market entry and a focus on managing the investment in new expenses and increased 47.1% between 2021 and 2022 due to organic growth of our medical practice business.
Adjusted EBITDA Margin
We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of Care Margin. We included Adjusted EBITDA Margin because it is an important measure on which our management assesses and believes investors should assess our operating performance. We consider Adjusted EBITDA Margin to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis. Adjusted EBITDA Margin was 20.1% for the year ended December 31, 2023 an increase from 19.9% for the same period in 2022 due to organic growth of our medical practice business, new market entry and a focus on managing the investment in new expenses and an increase from 17.4% in 2021, due to organic growth of our medical practice business.
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

The following table provides a reconciliation of net income (loss) attributable to the Company, the most closely comparable GAAP financial measure, to Adjusted EBITDA:

	For the Years Ended December 31,
(unaudited and amounts in thousands)	2023	2022	2021

Net income (loss) attributable to Privia Health Group, Inc.	$23,079	$(8,585)	$(188,230)
Net loss attributable to non-controlling interests	(2,051)	(3,479)	(2,419)
Provision for (benefit from) income taxes	7,993	(6,516)	(27,857)
Interest (income) expense, net	(8,372)	(542)	1,070
Depreciation and amortization	6,533	4,571	2,464
Stock-based compensation	37,098	67,359	253,531
Other expenses(1)	7,948	8,044	2,818
Adjusted EBITDA	$72,228	$60,852	$41,377

(1) Other expenses include employer taxes on equity vesting/exercises, legal, severance and certain non-recurring costs. Employer taxes on equity vesting/exercises of $1.6 million and $3.2 million were recorded for the years ended December 31, 2023 and 2022, respectively.

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
Interest (income) expense
Interest (income) expense consists primarily of interest earned by the Company on bank balances, offset by interest expense (including deferred financing costs) on any outstanding borrowings. See “Liquidity and Capital Resources—General and Note Payable.”
Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022
The following table sets forth our consolidated statements of operations data for the years ended December 31, 2023 and 2022.

	For the Years Ended December 31,
	2023	2022	Change ($)	Change (%)
(in thousands)
Revenue	$1,657,737	$1,356,660	$301,077	22.2%
Operating expenses:
Provider expense	1,298,573	1,051,040	247,533	23.6%
Cost of platform	197,663	170,838	26,825	15.7%
Sales and marketing	24,732	19,741	4,991	25.3%
General and administrative	109,587	129,592	(20,005)	(15.4)%
Depreciation and amortization	6,533	4,571	1,962	42.9%
Total operating expenses	1,637,088	1,375,782	261,306	19.0%
Operating income (loss)	20,649	(19,122)	39,771	(208.0)%
Interest (income) expense, net	(8,372)	(542)	(7,830)	1444.6%
Income (loss) before provision for (benefit) from income taxes	29,021	(18,580)	47,601	(256.2)%
Provision for (benefit from) income taxes	7,993	(6,516)	14,509	(222.7)%
Net income (loss)	21,028	(12,064)	33,092	(274.3)%
Less: Loss attributable to non-controlling interests	(2,051)	(3,479)	1,428	(41.0)%
Net income (loss) attributable to Privia Health Group, Inc.	$23,079	$(8,585)	$31,664	(368.8)%
Revenue
The following table presents our revenues disaggregated by source:

	For the Years Ended December 31,
(Dollars in Thousands)	2023	2022	Change ($)	Change (%)
FFS-patient care	$976,688	$869,165	$107,523	12.4%
FFS-administrative services	113,154	94,929	18,225	19.2%
Capitated revenue	338,729	218,463	120,266	55.1%
Shared savings	170,143	132,615	37,528	28.3%
Care management fees (PMPM)	50,519	35,541	14,978	42.1%
Other revenue	8,504	5,947	2,557	43.0%
Total Revenue	$1,657,737	$1,356,660	$301,077	22.2%
Revenue was $1.66 billion for the year ended December 31, 2023, an increase from $1.36 billion for the year ended December 31, 2022. Key drivers of this revenue growth include an increase in capitated revenue of $120.3 million due to the increase of at-risk capitation arrangements during the first quarter of 2023; FFS–patient care revenue and FFS-administrative services, which increased $107.5 million and $18.2 million, respectively, primarily attributed to an increase in visit volumes as well as the addition of new providers and the new markets of Connecticut and Washington state; shared savings revenue, which increased $37.5 million primarily due to more Attributed Lives in Medicare programs as well as continued strong estimated performance in our value based care programs; and an increase in PMPM revenue of $15.0 million primarily due to increased Attributed Lives and entrance into new markets in 2023.
Operating Expenses

	For the Years Ended December 31,
(Dollars in Thousands)	2023	2022	Change ($)	Change (%)
Operating Expenses:
Provider expense	$1,298,573	$1,051,040	$247,533	23.6%
Cost of platform	197,663	170,838	26,825	15.7%
Sales and marketing	24,732	19,741	4,991	25.3%
General and administrative	109,587	129,592	(20,005)	(15.4)%
Depreciation and amortization expense	6,533	4,571	1,962	42.9%
Total operating expenses	$1,637,088	$1,375,782	$261,306	19.0%

Provider expenses
Provider expenses were $1.30 billion for the year ended December 31, 2023, an increase from $1.05 billion during the same period in 2022. This increase was driven primarily by higher FFS-patient care revenue and growth in Implemented Providers and the addition of new capitated arrangements.
Cost of platform
Cost of platform expenses were $197.7 million for the year ended December 31, 2023, an increase from $170.8 million during the same period in 2022. The increase was driven by an increase in salaries and benefits of $15.5 million related to continued growth, an increase in platform costs of $9.9 million due to an increase in Implemented Providers and an increase in consulting costs of $1.3 million due to continued growth and market expansion.
Sales and marketing
Sales and marketing expenses were $24.7 million for the year ended December 31, 2023, an increase from $19.7 million during the same period in 2022. The increase was driven primarily by an increase in salaries and benefits of $4.3 million.
General and administrative
General and administrative expenses were $109.6 million for the year ended December 31, 2023, a decrease from $129.6 million during the same period in 2022. The decrease was driven by the reduction of $28.2 million in stock-based compensation expense primarily related to the remaining pre-IPO stock option awards becoming fully vested during the fourth quarter of 2022, partially offset by an increase in professional services of $3.9 million related to additional consulting services, an increase in salaries and benefits of $2.3 million and various other immaterial expenses.
Depreciation and amortization expense
Depreciation and amortization expenses were $6.5 million for the year ended December 31, 2023, an increase from $4.6 million during the same period in 2022. This increase was primarily driven by amortization of intangible assets related to new acquisitions in 2023.
Interest (income) expense, net
Interest income was $8.4 million for the year ended December 31, 2023, compared to $0.5 million during the same period in 2022. This change was primarily the result of the repayment of the Term Loan Facility at the end of June 2022 and the increase in the rate of interest earned on cash in our bank accounts in 2023.
Provision for (benefit from) income taxes
The provision for income taxes was $8.0 million for the year ended December 31, 2023, compared to a benefit from income taxes of $6.5 million during the same period in 2022. The change was primarily attributable to the growth in taxable income and fewer excess tax benefits stemming from share based compensation related to stock option exercises and restricted stock vesting events.
Net loss attributable to non-controlling interests
Net loss attributable to non-controlling interests was $2.1 million for the year ended December 31, 2023, a decrease from $3.5 million during the same period in 2022. This change was primarily due to the decrease in outstanding non-controlling interests generating losses due to the repurchase of non-controlling interests during the year ended December 31, 2023.

Comparison of the Years Ended December 31, 2022 and 2021
The following table sets forth our consolidated statements of operations data for the years ended December 31, 2022 and 2021.

	For the Years Ended December 31,
	2022	2021	Change ($)	Change (%)
(in thousands)
Revenue	$1,356,660	$966,220	$390,440	40.4%
Operating expenses:
Provider expense	1,051,040	727,827	323,213	44.4%
Cost of platform	170,838	174,731	(3,893)	(2.2)%
Sales and marketing	19,741	22,750	(3,009)	(13.2)%
General and administrative	129,592	255,884	(126,292)	(49.4)%
Depreciation and amortization	4,571	2,464	2,107	85.5%
Total operating expenses	1,375,782	1,183,656	192,126	16.2%
Operating loss	(19,122)	(217,436)	198,314	(91.2)%
Interest (income) expense, net	(542)	1,070	(1,612)	(150.7)%
Loss before benefit from income taxes	(18,580)	(218,506)	199,926	(91.5)%
Benefit from income taxes	(6,516)	(27,857)	21,341	(76.6)%
Net loss	(12,064)	(190,649)	178,585	(93.7)%
Less: Loss attributable to non-controlling interests	(3,479)	(2,419)	(1,060)	43.8%
Net loss income attributable to Privia Health Group, Inc.	$(8,585)	$(188,230)	$179,645	(95.4)%
Revenue
The following table presents our revenues disaggregated by source:

	For the Years Ended December 31,
(Dollars in Thousands)	2022	2021	Change ($)	Change (%)
FFS-patient care	$869,165	$772,482	$96,683	12.5%
FFS-administrative services	94,929	68,805	26,124	38.0%
Capitated revenue	218,463	—	218,463	—%
Shared savings	132,615	83,016	49,599	59.7%
Care management fees (PMPM)	35,541	36,503	(962)	(2.6)%
Other revenue	5,947	5,414	533	9.8%
Total Revenue	$1,356,660	$966,220	$390,440	40.4%
Revenue was $1.36 billion for the year ended December 31, 2022, an increase from $966.2 million for the year ended December 31, 2021. Key drivers of this revenue growth were the addition of capitated revenue in 2022 of $218.5 million, FFS–patient care revenue, which increased $96.7 million, shared savings revenue, which increased $49.6 million, and FFS-administrative services which increased $26.1 million. Revenue increases were partially offset by a decrease in care management fees, which decreased $1.0 million as some care management fee revenue was replaced by capitated revenue.
Growth in FFS-patient care revenue and FFS-administrative services were primarily attributed to an increase in visit volumes as COVID-19 restrictions are lifted in certain states as well as the addition of new providers and the new markets of California and West Texas, which were part of Privia for the full year in 2022. Capitated revenue growth was due to the commencement of at-risk capitation arrangements during the first quarter of 2022 resulting in increased revenue of $218.5 million. Shared savings growth was primarily due to more Attributed Lives in Medicare programs as well as continued strong estimated performance in our value based care programs.

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
Cost of platform
Cost of platform expenses were $170.8 million for the year ended December 31, 2022, a decrease from $174.7 million during the same period in 2021. This decrease was primarily driven by the reduction of $30.1 million in stock-based compensation expense primarily related to the modification of vesting terms of options in connection with the Company’s IPO during the year ended December 31, 2021, partially offset by an increase in salaries and benefits of $16.4 million related to continued growth, and an increase in EMR and platform technology costs of $6.2 million driven by an increase in FFS claims and an increase in consulting costs of $1.8 million due to continued growth and market expansion, and various other immaterial expenses related to growth and market expansion.
Sales and marketing
Sales and marketing expenses were $19.7 million for the year ended December 31, 2022, a decrease from $22.7 million during the same period in 2021. The decrease was driven by the reduction of $6.2 million in stock-based compensation expense primarily related to the modification of vesting terms of options in connection with the Company’s IPO during the year ended December 31, 2021, partially offset by an increase in sales and benefits of $2.1 million.
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
Interest (income) expense, net
Interest (income) expense was $0.5 million for the year ended December 31, 2022, compared to interest expense of $1.1 million during the same period in 2021. This change was primarily the result of the repayment of the Term Loan Facility at the end of June 2022 and the increase in the rate of interest earned on cash in our bank accounts in 2022.
Benefit from income taxes
The benefit from income taxes of $6.5 million for the year ended December 31, 2022 decreased from $27.9 million during the same period in 2021. The benefit for the year ended December 31, 2022 is primarily the result of the pre-tax loss and windfall tax deductions related to the exercise of the stock options and vesting of RSUs partially offset by the non-deductible stock-based compensation expense.
Net loss attributable to non-controlling interests
Net loss attributable to non-controlling interests was $3.5 million for the year ended December 31, 2022, an increase from $2.4 million during the same period in 2021. This change was primarily related to investments in new joint venture markets.

Liquidity and Capital Resources
General
To date, we have financed our operations principally through sale of our equity, payments received from various payers and through borrowings under the Credit Facilities. As of December 31, 2023, we had cash and cash equivalents of $389.5 million. We received $211.0 million of net proceeds from the Company’s IPO and Anthem private placement on May 3, 2021. Our cash and cash equivalents primarily consist of highly liquid investments in money market funds and cash.
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
Indebtedness
See Note 9 “Debt” for discussion on our Credit Facilities.
Cash Flows Overview
The Company’s cash requirements within the next twelve months include provider liabilities, accounts payable and accrued liabilities, and purchase commitments and other obligations. We expect the cash required to meet these obligations to be primarily generated through cash flows from current operations; cash available for general corporate use; and the realization of current assets, such as accounts receivable. Based on current and anticipated levels of operations, we anticipate that net cash provided by operating activities, together with the available cash on hand at December 31, 2023, should be adequate to meet anticipated cash requirements for the short term (next 12 months) and long term (beyond 12 months).
The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated.

	For the Years Ended December 31,
	2023	2022	2021
(in thousands)
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$80,785	$47,196	$55,058
Net cash used in investing activities	(42,971)	(104)	(32,775)
Net cash provided by (used in) financing activities	3,705	(19,677)	213,661
Net increase in cash and cash equivalents	$41,519	$27,415	$235,944
Operating Activities
Net cash provided by operating activities was $80.8 million for the year ended December 31, 2023 compared to $47.2 million for the same period in 2022. Significant changes impacting net cash provided by operating activities for the year ended December 31, 2023 compared to the same period in 2022 were as follows:
•An increase in net income of $33.1 million compared to the same period in 2022. Net income was $21.0 million during the year ended December 31, 2023 compared to the loss of $(12.1) million during the year ended December 31, 2022, primarily driven by the decrease in stock-based compensation expense during the year ended December 31, 2023 when compared to the same period in 2022, primarily related to the remaining pre-IPO stock option awards becoming fully vested during the fourth quarter of 2022.
•An increase of $113.4 million in provider liability for the year ended December 31, 2023 compared to an increase of $67.7 million during the same period in 2022, a difference of $45.7 million. The increase is primarily due to an increase in provider expenses related to shared savings and at-risk capitation arrangements during the year ended December 31, 2023.

•An increase of $(96.9) million in accounts receivable, for the year ended December 31, 2023 compared to the same period in 2022 of $(72.2) million, a difference of $(24.7) million. The increase is primarily driven by the addition of new at-risk capitation arrangements during the year ended December 31, 2023 and an increase in FFS and VBC revenue.
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
•An increase of $(72.2) million in accounts receivable, net, for the year ended December 31, 2022 compared to the same period in 2022 of $(14.6) million, an increase of $(57.6) million. The increase is primarily driven by the commencement of at-risk capitation arrangements during the year ended December 31, 2022 and an increase in FFS and VBC revenue.
•An increase of $67.7 million in provider liability for the year ended December 31, 2022 compared to an increase of $33.9 million during the same period in 2021, an increase of $33.8 million. The increase is primarily due to an increase in shared shavings and the commencement of at-risk capitation arrangements during the year ended December 31, 2022, accounting for $28.6 million of the increase.
Investing Activities
Net cash used in investing activities was $43.0 million for the year ended December 31, 2023 compared to $0.1 million during the same period in 2022, primarily due to Privia investing in three new markets during 2023.
Net cash used in investing activities was $0.1 million for the year ended December 31, 2022 compared to $32.8 million during the same period in 2021, primarily due to Privia investing in two new markets during the fourth quarter of 2021.
Financing Activities
Net cash provided by financing activities was $3.7 million for the year ended December 31, 2023, compared to net cash used in financing activities of $(19.7) million for the same period in 2022. This increase primarily related to the use of cash to repay the Company’s Term Loan Facility during the year ended December 31, 2022, partially offset by the receipt of proceeds from stock options exercised and the repurchase of non-controlling interest.
Net cash used in financing activities was $(19.7) million for the year ended December 31, 2022 compared to net cash provided bv financing activities of $213.7 million for the same period in 2021. This decrease was primarily related to the receipt of the net proceeds from the Company’s IPO of $211.0 million during year ended December 31, 2021, and the use of cash to repay the Company’s Term Loan Facility during the year ended December 31, 2022, partially offset by the receipt of proceeds from stock options exercised of $13.4 million.
Contractual Obligations, Commitments and Contingencies
Operating Leases. The Company leases office space under various operating lease agreements. The initial terms of these leases range from 2 to 9 years and generally provide for periodic rent increases, renewal, and termination operations. Total rent expense under operating leases was $2.7 million for the years ended December 31, 2023 and 2022 and $2.1 million for the years ended 2021.
Off Balance Sheet Obligations. We do not have any off-balance sheet arrangements as of December 31, 2023.
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
FFS revenue
FFS-patient care
Our FFS-patient care revenue is primarily generated from providing healthcare services to patients. Providing medical services to patients represents our performance obligation under third-party payer agreements, and accordingly, the transaction price is allocated entirely to that one performance obligation. We recognize revenue as services are rendered and approved by the Privia Providers, which is typically a single day for each service. We receive payment for services from third-party payers, as well as from patients who have health insurance, but are also financially responsible for some or all of the service in the form of co-pays, coinsurance or deductibles. Patients who do not have health insurance are required to pay for their services in full.
FFS-patient care revenue is reported net of provisions for contractual allowances from third-party payers and patients. We have certain agreements with third-party payers that provide for reimbursement at amounts different from our standard billing rates. The differences between the estimated reimbursement rates and the standard billing rates are accounted for as contractual adjustments, which are deducted from gross revenue to arrive at FFS-patient care revenue. We determine our estimate of implicit price concessions based on our historical collection experience with classes of patients using a portfolio approach as a practical expedient to account for patient contracts as collective groups rather than individually. The financial statement effects of using this practical expedient are not materially different from an individual contract approach. Subsequent changes to the estimate of the transaction price (determined on a portfolio basis when applicable) are generally recorded as adjustments to revenue in the period of the change. For the years ended December 31, 2023, 2022, and 2021, changes in the Company’s estimates of implicit price concessions and contractual adjustments to expected payments for performance obligations satisfied in prior periods were not significant.
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
Administrative fees are reported at the amount that reflects the consideration to which the Company expects to be entitled in exchange for the provision of administration and management services to Non-Owned Medical Groups. In addition, certain of our MSAs include rebates to the customers in the event that certain conditions occur. The Company estimates the transaction price using the most likely amount methodology and amounts are included in the net transaction price to the extent that it is probable that a significant reversal will not occur once any uncertainty associated with the variable consideration is subsequently resolved. Rebates of $2.7 million have been recorded for the years ended December 31, 2023 and 2022, respectively. No rebates were recorded for the year ended December 31, 2021.
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
The Company estimates the transaction price by analyzing the activities during the relevant time period in contemplation of the agreed upon benchmarks, metrics, performance criteria, inflation trend factors, risk ratio adjustments and attribution criteria based on those and any other contractually defined factors. Revenue is not recorded until the price can be estimated by the Company and to the extent that it is probable that a significant reversal will not occur once any uncertainty associated with the variable consideration is subsequently resolved. Revenue is recorded during the period when the services are provided during a pre-set twelve-month annual measurement period.
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
Other Revenue
The remainder of our revenue is derived from leveraging our existing base of providers and patients to deliver value-oriented services such as concierge services, virtual visits, virtual scribes and coding, clinical trials, behavioral health management, and partnerships with self-insured employers to offer direct primary care to their employees. CARES Act funds received have been recorded within other revenue on the statement of operations through December 31, 2021. No funds were received from the CARES Act for the year ended December 31, 2023 and 2022, respectively.
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
Provider Liability
Provider Liability, referred to as “Physician and Practice liability”, represents costs payable to physicians, hospitals and other ancillary providers, including both Privia physicians, their related practices, and providers the Company has contracted with through payer partners. Those costs include amounts that have not yet been paid for physician guaranteed payments and other required distributions pursuant to the service agreements as well as medical claims costs for services provided to attributed beneficiaries for which the Company is financially responsible under at-risk capitated revenue arrangements whether paid directly by the Company or indirectly by payers with whom the Company has contracted.
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
Interest Rate Risk
Our primary market risk exposure is rising interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. Our Credit Agreement bears interest at a base rate plus applicable margin, with the base rate being the higher of the Prime Rate or the Federal Funds Rate plus 0.50%. In no event will the base rate be less than 1.0% As of December 31, 2023, the Company had no outstanding debt under the Credit Agreement.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023. In assessing the effectiveness of our internal control over financial reporting, our management used the framework established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which can be found under Part IV of this Annual Report on Form 10-K.
Changes to our Internal Controls over Financial Reporting

There were no changes made to the Company’s internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
No officers or directors of the Company adopted, modified or terminated any trading plan during the fourth quarter of 2023.
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
The information required by this item will be set forth in the definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after December 31, 2023 (the “Proxy Statement”) and is incorporated into this Annual Report on Form 10-K by reference.
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
2.Financial Statement Schedules

None.
(b)Exhibits
The exhibits listed in the following “Exhibit Index” are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K

ITEM 15. EXHIBITS

Exhibit Number	Description	Form	Exhibit	File No.	Filing Date	Filed Herewith

3.1+	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 (File No. 333-255086), filed with the SEC on April 7, 2021)	S-1	3.1	333-255086	04/07/2021

3.2+	Third Amended and Restated Bylaws of Privia Health Group, Inc., adopted and in effect as of August 1, 2023 (incorporated herein by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K (File No. 001-40365), filed with the SEC on July 31, 2023	8-K	3.1	001-40365	07/31/2023

4.1+	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-1 (File No. 333-255086), filed with the SEC on April 7, 2021)	S-1	4.1	333-255086	04/07/2021

4.2+	Description of Capital Stock	10-K	4.2	227-68304	03/25/2022

10.1+§	2021 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1 (File No. 333-255086), filed with the SEC on April 7, 2021)	S-1	10.1	333-255086	04/07/2021

10.2+§	Employment Agreement between Privia Health Group, Inc. and Shawn Morris, dated April 13, 2018 (incorporated herein by reference to Exhibit 10.2 to the registrant’s Registration Statement on Form S-1 (File No. 333-255086), filed with the SEC on April 7, 2021)	S-1	10.2	333-255086	04/07/2021

10.3+§	Employment Agreement first amendment between Privia Health Group, Inc. and Shawn Morris, dated April 23, 2019	10-Q	10.1	221-155713	08/11/2022

10.4+§	Employment Agreement second amendment between Privia Health Group, Inc. and Shawn Morris, dated April 1, 2020	10-Q	10.2	221-155713	08/11/2022

10.5+§	Employment Agreement third amendment between Privia Health Group, Inc. and Shawn Morris, dated August 10, 2022	10-Q	10.3	221-155713	08/11/2022

10.6+§	Employment Agreement between Privia Health Group, Inc. and Parth Mehrotra, dated January 1, 2018 (incorporated herein by reference to Exhibit 10.3 to the registrant’s Registration Statement on Form S-1 (File No. 333-255086), filed with the SEC on April 7, 2021)	S-1	10.3	333-255086	04/07/2021

10.7+§	Employment Agreement first amendment between Privia Health Group, Inc. and Parth Mehrotra, dated April 1, 2020	10-Q	10.4	221-155713	08/11/2022

10.8+§	Annual Merit Increase and Bonus Payment Memo for Parth Mehrotra dated March 12, 2021	10-K	10.4	227-68304	03/25/2022

10.9+§	Employment Agreement second amendment between Privia Health Group, Inc. and Parth Mehrotra, dated April 16, 2021	10-Q	10.5	221-155713	08/11/2022

10.10+§	Employment Agreement third amendment between Privia Health Group, Inc. and Parth Mehrotra, dated August 10, 2022	10-Q	10.6	221-155713	08/11/2022

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
		S-1	10.9+	333-255086	04/22/2021

10.24+§	Form of 2021 Omnibus Plan Stock Option Award (incorporated herein by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 (File No. 333-255086), filed with the SEC on April 22, 2021)	S-1	10.1	333-255086	04/22/2021

10.25+§	Amendment No. 1 to the Registration Rights Agreement between Privia Health Group, Inc. and the other signatories party thereto dated October 29, 2021	10-Q	10.11	211-388036	11/08/2021

10.26 +	Assumption Agreement and Third Amendment to the Credit Agreement, dated August 27, 2021, by and among Privia Health Group, Inc., as parent guarantor, Privia Health, LLC, as the borrower, certain other subsidiaries of Privia Health Group, Inc., as guarantors, Silicon Valley Bank, as administrative agent and collateral agent, and the several lenders from time to time party thereto (including conformed copy of the Credit Agreement attached as Exhibit B thereto).	8-K	10.1	211-221127	08/30/2021

10.27+§	Second Amended and Restated PH Group Parent Corp. Stock Option Plan	S-8	99.2	333-255598	04/29/2021

10.28+§	Form of Non-Qualified Stock Option Agreement under the Second Amended and Restated PH Group Parent Corp. Stock Option Plan	S-8	99.3	333-255598	04/29/2021

10.29+§	Form of Amendment to Non-Qualified Stock Option Agreement under Second Amended and Restated PH Group Parent Corp. Stock Option Plan	S-8	99.4	333-255598	04/29/2021

10.30+§	Notice of Modification of Option Agreement	10-K	10.23	227-68304	03/25/2022

10.31+	Strategic Alignment Agreement, dated as of March 2, 2023, by and between Privia Health Group, Inc. and ChoiceHealth, Inc.	10-Q	10.2	001-40365	05/04/2023

10.32+§	Form of PSU Award Agreement under the 2021 Omnibus Incentive Plan	10-Q	10.1	001-40365	05/04/2023

10.33+§	Mehrotra Fourth Amendment to Employment Agreement, dated June 23, 2023	8-K	10.1	001-40365	06/29/2023

10.34+§	Relative TSR PSU Agreement, effective July 1, 2023	8-K	10.2	001-40365	06/29/2023

10.35+§	Morris Transition Agreement, dated June 23, 2023	8-K	10.3	001-40365	06/29/2023

10.36+§	Credit Agreement dated as of November 16, 2023 among Privia Health Group, Inc., PH Group Holdings Corp., and Privia Health, LLC, as borrower, with Wells Fargo Bank, National Association, as issuing lender, and certain other lenders	8-K	10.1	001-40365	11/21/2023

10.37+§	Transition Letter Agreement, dated as of January 25, 2024, between the Company and Thomas Bartrum	8-K	10.1	001-40365	01/29/2024

10.38+§	Employment Agreement between Privia Health Group, Inc. and Edward Fargis dated January 29, 2024					X

21.1	Subsidiaries of the registrant					X

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.					X

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.					X

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herewith.	X

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, filed herewith.	X

97.1+§	Policy Relating to Recovery of Erroneously Awarded Compensation	X

101.INS	XBRL Instance Document **	X

101.SCH	XBRL Taxonomy Schema **	X

101.CAL	XBRL Taxonomy Definition **	X

101.DEF	XBRL Taxonomy Calculation **	X

101.LAB	XBRL Taxonomy Labels **	X

101.PRE	XBRL Taxonomy Presentation **	X
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

Privia Health Group, Inc.

Date:	February 27, 2024	By:	/s/ Parth Mehrotra
Name: Parth Mehrotra
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Parth Mehrotra	Chief Executive Officer and Director (principal executive officer)	February 27, 2024
Parth Mehrotra

/s/ David Mountcastle	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	February 27, 2024
David Mountcastle

/s/ Adam Boehler	Director	February 27, 2024
Adam Boehler

/s/ Nancy Cocozza	Director	February 27, 2024
Nancy Cocozza

/s/ Pamela Kimmet	Director	February 27, 2024
Pamela Kimmet

/s/ David King	Director	February 27, 2024
David King

/s/ Patricia Maryland	Director	February 27, 2024
Patricia Maryland

/s/ Thomas McCarthy	Director	February 27, 2024
Thomas McCarthy

/s/ Shawn Morris	Director	February 27, 2024
Shawn Morris

/s/ Jaewon Ryu	Director	February 27, 2024
Jaewon Ryu, M.D.

/s/ William M. Sullivan	Director	February 27, 2024
William M. Sullivan

/s/ David Wichmann	Director	February 27, 2024
David Wichmann

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Privia Health Group, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Privia Health Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Valuation of Fee for Service Patient Care Accounts Receivable
As described in Notes 1 and 2 to the consolidated financial statements, substantially all of the Company’s accounts receivable relate to providing healthcare services to patients whose costs are primarily paid by federal and state governmental authorities or commercial insurance companies. The fee for service patient care (FFS patient care) accounts receivable makes up a portion of the Company’s consolidated net accounts receivable balance of $290.8 million as of December 31, 2023. FFS patient care revenue is primarily generated from third-party payers with which management has established contractual billing arrangements and is reported net of provisions for contractual allowances from third-party payers and patients. Management reports accounts receivable at an amount equal to the consideration the Company expects to receive in exchange for providing healthcare services to patients, which is estimated using historical reimbursement rates and an analysis of past experience to estimate potential adjustments.
The principal considerations for our determination that performing procedures relating to the valuation of FFS patient care accounts receivable is a critical audit matter are (i) the significant judgment by management when developing the estimated value of FFS patient care accounts receivable and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to adjustments based on historical reimbursement rates and analysis of past experience.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s valuation of FFS patient care accounts receivable. These procedures also included, among others (i) testing management’s process for developing the estimated value of FFS patient care accounts receivable, (ii) evaluating the appropriateness of management’s historical reimbursement rates and analysis of past experience to estimate potential adjustments, (iii) testing the completeness and accuracy of the underlying billing and reimbursement data used by management to estimate potential adjustments, and (iv) evaluating the historical accuracy of management’s process for developing the estimated value of FFS patient care accounts receivable by (a) testing, on a sample basis, the accuracy of revenue transactions and cash collections from the historical billing and reimbursement data used in management’s analysis and (b) comparing actual cash collections to the previously recorded estimated FFS patient care accounts receivable balance as of the prior year balance sheet date.
Valuation of Medicare Shared Savings Program Revenue
As described in Notes 1 and 2 to the consolidated financial statements, under the shared savings basis, the Company is offered financial incentives to increase their accountability for the cost, quality and efficiency of the care provided to the population of attributed members. Revenue from the Medicare Shared Savings Program (MSSP) makes up the majority of the Company’s consolidated shared savings revenue of $170.1 million for the year ended December 31, 2023. The Company is paid the financial incentives when, for a given twelve-month measurement period, their performance on quality of care and utilization meets or exceeds the standards set by the payers as outlined in the contracts and when savings are achieved for medical costs associated with the population of attributed members. The payers analyze the activities during the measurement period using the agreed upon benchmarks, metrics and performance criteria to determine the appropriate payments to the Company. Management estimates the transaction price by analyzing the activities during the relevant time period in contemplation of the agreed upon benchmarks, metrics, performance criteria, inflation trend factors, risk ratio adjustments, and attribution criteria based on those and any other contractually defined factors. Revenue is not recorded until the price can be estimated by management and to the extent that it is probable that a significant reversal will not occur once any uncertainty associated with the variable consideration is subsequently resolved. Revenue is recorded during the period when the services were provided during a pre-set twelve-month annual measurement period.
The principal considerations for our determination that performing procedures relating to the valuation of MSSP revenue is a critical audit matter are (i) the significant judgment by management when developing the estimate of MSSP revenue, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to inflation trend factors and risk ratio adjustments, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s valuation of MSSP revenue. These procedures also included, among others (i) testing the completeness and accuracy of the underlying data used by management and (ii) the involvement of professionals with specialized skill and knowledge to assist in evaluating the reasonableness of management’s estimate of MSSP revenue, on a sample basis, by (a) developing an independent range of estimated MSSP revenue using independently developed assumptions related to inflation trend factors and risk ratio adjustments and (b) comparing the independent range of estimated MSSP revenue to management’s estimate.
Valuation of the Provider Liability for Unpaid Medical Claims Under At-Risk Capitation Arrangements
As described in Note 8 to the consolidated financial statements, the Company’s consolidated provider liability for unpaid medical claims under at-risk capitation arrangements was $67.1 million as of December 31, 2023. Provider liability estimates are developed using actuarial methods commonly used by health insurance actuaries that include a number of factors and assumptions including medical service utilization trends, changes in membership, observed medical cost trends, historical claim payment patterns and other factors. Each period, management re-examines previously established provider liability estimates based on actual claim submissions and other changes in facts and circumstances. As more complete claims information becomes available, management adjusts the estimates and recognizes changes in estimates in the period in which the change is identified. The estimated liability for unpaid medical claims under at-risk capitation arrangements is included in provider liability on the consolidated balance sheet.
The principal considerations for our determination that performing procedures relating to the valuation of the provider liability for unpaid medical claims liability under at-risk capitation arrangements is a critical audit matter are (i) the significant judgment by management when developing the estimate of the provider liability for unpaid medical claims under at-risk capitation arrangements, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to changes in membership and observed medical cost trends, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s valuation of the provider liability for unpaid medical claims under at-risk capitation arrangements. These procedures also included, among others (i) testing the completeness and accuracy of the underlying data used by management and (ii) the involvement of professionals with specialized skill and knowledge to assist in (a) testing management’s process for developing the estimate of the provider liability for unpaid medical claims under at-risk capitation arrangements, (b) evaluating the appropriateness of management’s actuarial methodologies, and (c) evaluating the reasonableness of management’s significant assumptions related to changes in membership and observed medical cost trends.

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland
February 27, 2024
We have served as the Company’s auditor since 2020, which includes periods before the Company became subject to SEC reporting requirements.

Privia Health Group, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$389,511	$347,992
Accounts receivable	290,768	189,604
Prepaid expenses and other current assets	20,525	14,366
Total current assets	700,804	551,962
Non-current assets:
Property and equipment, net	2,325	3,386
Right-of-use asset	6,612	8,089
Intangible assets, net	107,630	57,387
Goodwill	138,749	126,938
Deferred tax asset	35,200	40,368
Other non-current assets	8,580	4,683
Total non-current assets	299,096	240,851
Total assets	$999,900	$792,813

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$57,831	$52,837
Provider liability	326,078	208,424
Operating lease liabilities, current	3,043	3,013
Total current liabilities	386,952	264,274
Non-current liabilities:
Operating lease liabilities, non-current	5,246	8,490
Other non-current liabilities	313	1,000
Total non-current liabilities	5,559	9,490
Total liabilities	392,511	273,764
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.01 par value, 1,000,000,000 and 1,000,000,000 shares authorized; 118,216,979 and 114,690,808 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	1,182	1,148
Additional paid-in capital	753,869	714,639
Accumulated deficit	(193,614)	(216,693)
Total Privia Health Group, Inc. stockholders’ equity	561,437	499,094
Non-controlling interest	45,952	19,955
Total stockholders’ equity	607,389	519,049
Total liabilities and stockholders’ equity	$999,900	$792,813
The accompanying notes are an integral part of these consolidated financial statements.

Privia Health Group, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	For the Years Ended December 31,
	2023	2022	2021

Revenue	$1,657,737	$1,356,660	$966,220

Operating expenses:
Provider expense	1,298,573	1,051,040	727,827
Cost of platform	197,663	170,838	174,731
Sales and marketing	24,732	19,741	22,750
General and administrative	109,587	129,592	255,884
Depreciation and amortization	6,533	4,571	2,464
Total operating expenses	1,637,088	1,375,782	1,183,656
Operating income (loss)	20,649	(19,122)	(217,436)
Interest (income) expense, net	(8,372)	(542)	1,070
Income (loss) before provision for (benefit from) income taxes	29,021	(18,580)	(218,506)
Provision for (benefit from) income taxes	7,993	(6,516)	(27,857)
Net income (loss)	21,028	(12,064)	(190,649)
Less: Loss attributable to non-controlling interests	(2,051)	(3,479)	(2,419)
Net income (loss) income attributable to Privia Health Group, Inc.	$23,079	$(8,585)	$(188,230)
Net income (loss) income per share attributable to Privia Health Group, Inc. stockholders – basic	$0.20	$(0.08)	$(1.83)
Net income (loss) income per share attributable to Privia Health Group, Inc. stockholders – diluted	$0.19	$(0.08)	$(1.83)
Weighted average common shares outstanding – basic	116,731,406	110,695,266	102,952,370
Weighted average common shares outstanding – diluted	124,686,067	110,695,266	102,952,370
The accompanying notes are an integral part of these consolidated financial statements.

Privia Health Group, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands except share amounts)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity attributable to Privia Health Group, Inc.	Non-controlling Interest	Total Stockholders’ Equity
Balance at January 1, 2021	95,985,817	$960	$165,666	$(19,878)	$146,748	$(3,096)	$143,652
Issuance of common stock upon closing of initial public offering	9,725,000	97	210,897	—	210,994	—	210,994
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	2,126,924	21	3,808	—	3,829	—	3,829
Stock-based compensation expense	—	—	253,531	—	253,531	—	253,531
Contributed non-controlling interest	—	—	—	—	—	28,824	28,824
Net loss	—	—	—	(188,230)	(188,230)	(2,419)	(190,649)
Balance at Balance at December 31, 2021	107,837,741	1,078	633,902	(208,108)	426,872	23,309	450,181
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	6,853,067	70	13,378	—	13,448	—	13,448
Stock-based compensation expense	—	—	67,359	—	67,359	—	67,359
Contributed non-controlling interest	—	—	—	—	—	125	125
Net loss	—	—	—	(8,585)	(8,585)	(3,479)	(12,064)
Balance at December 31, 2022	114,690,808	1,148	714,639	(216,693)	499,094	19,955	519,049
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	3,526,171	34	8,706	—	8,740	—	8,740
Stock-based compensation expense	—	—	37,098	—	37,098	—	37,098
Repurchase of non-controlling interest	—	—	(8,871)	—	(8,871)	3,177	(5,694)
Contributed non-controlling interest	—	—	—	—	—	24,871	24,871
Tax effect related to purchase of non-controlling interest	—	—	2,297	—	2,297	—	2,297
Net income (loss)	—	—	—	23,079	23,079	(2,051)	21,028
Balance at December 31, 2023	118,216,979	$1,182	$753,869	$(193,614)	$561,437	$45,952	$607,389
The accompanying notes are an integral part of these consolidated financial statements.

Privia Health Group, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net income (loss)	$21,028	$(12,064)	$(190,649)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	1,174	1,220	1,152
Amortization of intangibles	5,359	3,351	1,312
Amortization of debt issuance costs	—	687	157
Stock-based compensation	37,098	67,359	253,531
Debt Issuance costs Amortization	—	—	—
Deferred tax expense (benefit)	7,465	(7,004)	(28,411)
Changes in asset and liabilities:
Accounts receivable	(96,877)	(72,202)	(14,642)
Prepaid expenses and other current assets	(6,159)	(5,669)	(1,269)
Other non-current assets and right-of-use asset	(2,418)	1,383	(9,680)
Accounts payable and accrued expenses	4,994	6,852	1,262
Provider liability	113,367	67,716	33,897
Operating lease liabilities	(3,214)	(2,433)	13,936
Other long-term liabilities	(1,032)	(2,000)	(5,538)
Net cash provided by operating activities	80,785	47,196	55,058
Cash flows from investing activities
Purchases of property and equipment	(113)	(104)	(547)
Business acquisitions, net of cash acquired	(42,858)	—	(32,228)
Net cash used in investing activities	(42,971)	(104)	(32,775)
Cash flows from financing activities
Proceeds from initial public offering	—	—	223,685
Payments of underwriting fees, net of discounts and offering costs	—	—	(12,691)
Repurchase of non-controlling interest	(5,694)	—	—
Proceeds from non-controlling interest	659	125	—
Repayment of note payable	—	(33,250)	(875)
Proceeds from exercised stock options	8,740	13,448	3,829
Debt issuance costs	—	—	(287)
Net cash provided by (used in) financing activities	3,705	(19,677)	213,661
Net increase in cash and cash equivalents	41,519	27,415	235,944
Cash and cash equivalents at beginning of period	347,992	320,577	84,633
Cash and cash equivalents at end of period	$389,511	$347,992	$320,577

Supplemental disclosure of cash flow information:
Interest paid	$40	$713	$888
Income taxes paid	$1,040	$307	$504

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
As of December 31, 2023, Privia operated in fifteen markets: 1) the Mid-Atlantic Region (states of Virginia, Maryland and the District of Columbia); 2) Georgia; 3) Gulf Coast Region (Houston, Texas); 4) North Texas (Dallas/Fort Worth, Texas); 5) West Texas (Abilene, Texas); 6) Central Florida; 7) Tennessee 8) California; 9) Montana; 10) Ohio; 11) North Carolina; 12) Delaware; 13) Connecticut; 14) Washington state; and 15) South Carolina.
In our standard Privia Medical Group model, medical groups are formed in a market with the primary purpose to operate as a physician group practice with healthcare services being furnished through physician members (“Privia Physicians”) and non-physician clinicians (together, “Privia Providers”) supervised by Privia Physicians. Privia Physicians typically enter into a PMSA with a medical group, which requires the Privia Physician to provide healthcare services through and on behalf of the medical group. In conjunction with the PMSA, the medical group enters a Support Services Agreement (“SSA”) with the Privia Physician’s historic practice entity (“Affiliated Practice”) whereby the Affiliated Practice provides certain subcontracted services to the medical group to allow the medical group to operate at the practice location.
The Company does not own any Affiliated Practice, nor does the Company have risk of loss related to the Affiliated Practices; rather, they are typically owned by certain Privia Physicians. The Company’s ownership varies by state, creating three types of medical groups: Owned Medical Groups, Non-Owned Medical Groups and Friendly Medical Groups (which are also Non-Owned Medical Groups). The Company majority owns Owned Medical Groups in those markets where medical group ownership is allowed with Privia Physicians owning, in the aggregate, the minority interest in the medical group. In other markets where state regulations do not allow the Company to own the medical group, the Companies “Non-Owned Medical Groups” are either (a) 100% owned by the Privia Physicians or (b) majority owned, indirectly through a professional entity (“Nominee PC”), by a licensed physician holding a Privia leadership position (such physician leader, a “Nominee Physician” and each such Non-Owned Medical Group owned in this manner, a “Friendly Medical Group”). Currently, the Company has Friendly Medical Groups in Tennessee, West Texas, Washington state and South Carolina. The Company has entered into a restriction agreement with each of its Nominee Physicians and their respective Nominee PCs, which provides the Company the right to direct the transfer of each Nominee PC’s ownership in the Friendly Medical Groups to other licensed physicians, among other matters. Owned Medical Groups and Friendly Medical Groups are consolidated into the Company, while Non-Owned Medical Groups are not. For Non-Owned Medical Groups and Friendly Medical Groups, please refer to the discussion of “Variable Interest Entities” for further discussion.
The Company also forms local management companies to provide administrative and management services (“MSOs”) to the medical groups through a Management Services Agreement (“MSA”) in each market. The Company owns 100% of all MSOs, except four where the Company is at least the majority owner.
Within each market, Privia has three different sources of revenue: 1) Fee-for-service (“FFS”) revenue consisting of: a) FFS-patient care revenue which is primarily earned through Owned Medical Groups and b) FFS-administrative services revenue which is primarily earned by owned MSOs from Non-Owned Medical Groups through the MSAs; 2) VBC revenue consisting of: a) Capitated revenue, b) shared savings and c) care management fees (“PMPM”) all of which are primarily earned through Company-owned Accountable Care Organizations (“ACOs”) in each market ; and 3) Other revenue which is earned from services provided to patients of both Owned and Non-Owned Medical Groups.
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
Variable Interest Entities
Management evaluates the Company’s ownership, contractual, and other interests in entities to determine if it has any variable interest in a variable interest entity (“VIE”). These evaluations are complex, involve judgment, and the use of estimates and assumptions based on available historical information, among other factors. If the Company determines that an entity in which it holds a contractual or ownership interest is a VIE and that the Company is the primary beneficiary, the Company consolidates such entity in its consolidated financial statements. The primary beneficiary of a VIE is the party that meets both of the following criteria: (i) has the power to make decisions that most significantly affect the economic performance of the VIE; and (ii) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Management performs ongoing reassessments of whether changes in the facts and circumstances regarding the Company’s involvement with a VIE will cause the consolidation conclusion to change. Changes in consolidation status are applied prospectively.
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
The characteristics of both (a) and (b) do not exist and as such the Non-Owned Medical Groups do not represent VIEs. Accordingly, the Company has not consolidated the financial position, results of operations or cash flows of the Non-Owned Medical Groups that are affiliated with the Company by means of a service agreement for the years ended December 31, 2023, 2022 and 2021. Each time that it enters into a new service agreement or enters into a material amendment to an existing service agreement, the Company considers whether the terms of that agreement or amendment would change the elements it considers in accordance with the VIE guidance. The same analysis was performed for the Affiliated Practices of Owned Medical Groups, which have contractual relationships with Privia through the SSA, and the Company determined they do not represent VIEs as they do not meet the criteria in ASC 810 for similar reasons outlined above.
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
Privia Medical Group South Carolina, LLC, (“PMG SC”) is a physician-owned Medical Group, with PMG South Carolina Holdings, PLLC (“Friendly SC PC”), a South Carolina professional limited liability company entirely owned by a licensed physician with a leadership role in the Company, owning majority membership interests and having governance and control rights via the governing documents of PMG SC. The Company has a contractual relationship with Friendly SC PC through a Restriction Agreement. The VIE analysis was performed, and the Company determined that characteristic (b) exists as a result of meeting (i), (ii) and (iv) and as such PMG SC and Friendly SC PC represent VIEs and are consolidated as they meet the criteria in ASC 810.
The aggregated carrying value of the current VIE assets and liabilities included in the consolidated balance sheets after elimination of intercompany transactions and balances were $6.2 million and $6.2 million, respectively, as of December 31, 2023 and $1.4 million and $1.4 million respectively, as of December 31, 2022. Total revenues and operating expenses were $61.1 million and $61.1 million, respectively, as of December 31, 2023, $34.9 million and $34.9 million, respectively, as of December 31, 2022, and $5.8 million and $5.8 million, respectively, as of December 31, 2021.
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
Business Combinations
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
Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Allocation of purchase consideration to identifiable assets and liabilities affects the Company’s amortization expense, as acquired finite-lived intangible assets are amortized over the useful life, whereas any indefinite lived intangible assets, including goodwill, are not amortized. During the measurement period, which is not to exceed one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. During the years ended December 31, 2023 and 2021, the Company completed several acquisitions to strengthen its current market share in existing markets or to expand into new markets. The consideration paid for each of the acquisitions was derived through arm’s length negotiations. Each of the Company’s acquisitions was accounted for using the acquisition method pursuant to the requirements of FASB ASC Topic 805, Business Combinations (“ASC 805”). The results of operations of the acquisitions have been included in the Company’s consolidated financial statements since their respective date of acquisition. For additional details, refer to Note 3 “Business Combinations.”
Impairment of Long-Lived Assets
Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss can be recognized in loss from operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss is based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2023, 2022 or 2021.
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
For the years ended December 31, 2023, 2022 and 2021, there was no impairment loss related to goodwill. For additional details, refer to Note 4 “Goodwill and Intangible Assets, Net.”

Intangible Assets, net
Definite-lived intangible assets represent the estimated fair value of intangible assets acquired. Amortization is calculated using the straight-line method over the estimated useful lives of the intangible assets which are as follows:

Trade names	20 years
Consumer customer relationships	10 - 24 years
Management Service Agreement	16 years
Physician network	15 years
Payer contracts	17 - 22 years
MSO Service Agreement	21 years
The Company reviews the carrying value of its finite-lived intangible assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. If these future undiscounted cash flows are less than the carrying value of the asset, then the carrying amount of the asset is written down to its fair value, based on the related estimated discounted future cash flows. The factors considered by management in performing this assessment include current operating results; trends and prospects; the manner in which the intangible assets are used; and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment was recorded for the years ended December 31, 2023, 2022 and 2021. For additional details, refer to Note 4 “Goodwill and Intangible Assets, Net.”
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
FFS Revenue
FFS-patient care
The Company’s FFS-patient care revenue is primarily generated from providing healthcare services to patients. Providing medical services to patients represents the Company’s performance obligation under these third-party payer agreements, and accordingly, the transaction price is allocated entirely to that one performance obligation. The Company recognizes revenue as services are rendered and approved by the Privia Providers, which is typically a single day for each service. The Company receives payment for services from third-party payers, as well as from patients who have health insurance, but are also financially responsible for some or all of the service in the form of co-pays, coinsurance or deductibles. Patients who do not have health insurance are required to pay for their services in full.
FFS-patient care revenue is reported net of provisions for contractual allowances from third-party payers and patients. The Company has certain agreements with third-party payers that provide for reimbursement at amounts different from the Company’s standard billing rates. The differences between the estimated reimbursement rates and the standard billing rates are accounted for as contractual adjustments, which are deducted from gross revenue to arrive at FFS-patient care revenue. The Company determines the Company’s estimate of implicit price concessions based on the Company’s historical collection experience with classes of patients using a portfolio approach as a practical expedient to account for patient contracts as collective groups rather than individually. The financial statement effects of using this practical expedient are not materially different from an individual contract approach. Subsequent changes to the estimate of the transaction price (determined on a portfolio basis when applicable) are generally recorded as adjustments to revenue in the period of the change. For the years ended December 31, 2023, 2022 and 2021, changes in the Company’s estimates of implicit price concessions, contractual adjustments, and expected payments for performance obligations satisfied in prior periods were not significant.

With respect to the Company’s treatment of revenue from Owned Medical Groups and Friendly Medical Groups, it is necessary to assess whether the Company is the principal or the agent with respect to FFS-patient care revenue in light of the fact that healthcare services are furnished by Privia Providers rather than employees of the Owned Medical Groups. ASC 606-10-55-37A indicates that an entity is a principal if it obtains control of a right to a service to be performed by another party, which gives the entity the ability to direct that party to perform the services to the customer on the entity’s behalf. The Owned Medical Groups, which are each majority-owned and controlled by us, own the contractual relationships with the patients and the third-party payers, and they direct Privia Providers to perform healthcare services on the Company’s behalf. Although the Company is prohibited by law from interfering in the physician-patient relationship or making clinical care decisions, the Company’s Owned Medical Groups are responsible for the fulfillment of healthcare services to patients. Further, the Company employs Chief Medical Officers and Medical Directors who provide clinical oversight and direction over the clinical affairs of the Owned Medical Groups. In addition, the Owned Medical Group provides the care coordination activities, patient outreach and education activities, and sets quality standards for Privia Providers. The Company also verifies that Privia Providers have the proper qualifications (e.g., correct licenses, certificates, etc.) for the Company’s Owned Medical Groups, for the Company and as a delegate on behalf of certain third-party payers. In addition to oversight of health care services, the Owned Medical Group is also the party primarily responsible for providing the services to patients and maintains discretion in establishing pricing for all services through agreements with patients and their insurance payers. The Owned Medical Groups negotiate and enter into provider agreements with third-party payer insurance companies, which outline the obligations of the Owned Medical Group and the third-party payers in connection with providing patient care services to covered patients. This includes setting the reimbursement rate for all services provided by the Owned Medical Groups.
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
Administrative fees are reported at the amount that reflects the consideration to which the Company expects to be entitled in exchange for the provision of administration and management services to the Non-Owned Medical Groups. In addition, certain of the Company’s MSAs include rebates to the customers in the event that certain conditions occur. The Company estimates the transaction price using the most likely amount methodology and amounts are included in the net transaction price to the extent that it is probable that a significant reversal will not occur once any uncertainty associated with the variable consideration is subsequently resolved. The Company reduces the amount of FFS – administrative services revenue by the amount of any rebates earned by its customers. Rebates of $2.7 million have been recorded for the years ended December 31, 2023 and 2022, respectively. No rebates were recorded for the year ended December 31, 2021.
VBC Revenue
The Company’s VBC business consists of its clinically integrated network and ACOs which bring together independent physician practices within the Company medical groups to focus on sharing data, improving care coordination, and collaborating on initiatives to improve outcomes and lower healthcare spending. The Company has contracts with the U.S. federal government and large payer organizations that are multi-year in nature typically ranging from three to five years and are paid as follows: (1) Capitated revenue (2) on a shared savings basis and (3) Care management fees on a per member per month basis.
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
The transaction price for the Company’s capitation contracts is a fixed percentage of premium per attributed life with periodic adjustment, as the monthly fees to which the Company is entitled are subject to periodic adjustments under CMS’s risk adjustment payment methodology. CMS deploys a risk adjustment model that determines premiums paid to all payers according to each attributed life’s health status and certain demographic factors. Under this risk adjustment methodology, CMS calculates the risk adjusted premium payment using diagnosis data from various settings. The Company and healthcare providers collect and submit diagnosis data to payers (and ultimately to CMS) to be utilized in the determination of risk adjustments and such data is used by the Company to estimate any adjustments to the Capitated revenue earned that may increase or decrease revenue in subsequent periods pursuant to contractual terms. Such adjustments are estimated using the most likely amount methodology and amounts are only included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved. Capitated revenue fees are also subject to adjustment for incentives or penalties based on the achievement of certain quality metrics defined in the Company’s contracts with payers. The Company recognizes incentive revenue as earned using the most likely amount methodology and only to the extent it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved.
Neither the Company nor any of its affiliates are a registered insurance company as state law in the states in which the Company operates do not require such registration for risk bearing providers.
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
The Company estimates the transaction price by analyzing the activities during the relevant time period in contemplation of the agreed upon benchmarks, metrics, performance criteria, inflation trend factors, risks ratio adjustments, and attribution criteria based on those and any other contractually defined factors. Revenue is not recorded until the price can be estimated by the Company and to the extent that it is probable that a significant reversal will not occur once any uncertainty associated with the variable consideration is subsequently resolved. Revenue is recorded during the period when the services were provided during a pre-set twelve-month annual measurement period.
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
Fair Value of Financial Instruments
The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, other receivables, accounts payable, and debt. The Company considers the carrying values of cash and cash equivalents, accounts receivable, other receivables, accounts payable, debt to related parties and debt to be indicative of their respective fair values. The carrying amount for debt is deemed to approximate fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three level hierarchy for fair value measurements exists based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:
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
At December 31, 2023, and 2022, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. As there are no uncertain tax positions, the Company does not have any accrued interest or penalties associated with any unrecognized tax benefits. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. As of

December 31, 2023, the periods subject to examination by the Company’s major jurisdictions (federal and various states) are generally for the years December 31, 2020 through December 31, 2023.
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
Net Income (Loss) per Share Attributable to Common Stockholders
Basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period.
The treasury stock method is used to consider the effect of the potentially dilutive stock options. Diluted net income (loss) attributable to common stockholders is computed by adjusting (loss) income attributable to common stockholders to allocate undistributed earnings based on the potential impact of dilutive securities, including outstanding stock options. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the diluted net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period, including common stock equivalents. In periods when the Company has incurred a net loss, options to purchase common stock are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive.
Recently Adopted Accounting Pronouncements
None.
Recently Issued Accounting Pronouncements Pending Adoption
In November 2023, the FASB issued Accounting Standards Update No. 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures. The amendments require disclosure of incremental segment information on an annual and interim basis. The amendments also require companies with a single reportable segment to provide all disclosures required by this amendment and all existing segment disclosures in Accounting Standards Codification 280, Segment Reporting. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The Company does not expect the adoption of the amendments to have a significant impact on its financial statements.
In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes - Improvements to Income Tax Disclosures. The amendments require (i) enhanced disclosures in connection with an entity's effective tax rate reconciliation and (ii)

income taxes paid disaggregated by jurisdiction. The amendments are effective for annual periods beginning after December 15, 2024. The Company does not expect the adoption of the amendments to have a significant impact on its financial statements.
2. Revenue Recognition
The following table presents the Company’s revenues disaggregated by source:

	For the Years Ended December 31,
(Dollars in Thousands)	2023	2022	2021
FFS-patient care	$976,688	$869,165	$772,482
FFS-administrative services	113,154	94,929	68,805
Capitated revenue	338,729	218,463	—
Shared savings	170,143	132,615	83,016
Care management fees (PMPM)	50,519	35,541	36,503
Other revenue	8,504	5,947	5,414
Total Revenue	$1,657,737	$1,356,660	$966,220
Fee-for-service (“FFS”) patient care is primarily generated from third-party payers with which the Company has established contractual billing arrangements. The following table presents the approximate percentages by source of net revenue received for healthcare services the Company provided for the periods indicated:

	For the Years Ended December 31,
	2023	2022	2021
Commercial insurers	70%	70%	69%
Government payers	15%	16%	17%
Patient	15%	14%	14%
	100%	100%	100%
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
Contract Asset
The Company has the following contract assets:

(Dollars in Thousands)	December 31, 2023	December 31, 2022
Balances for contracts with customers
Accounts receivable	$290,768	$189,604
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
During October 2023, the Company acquired Privia Medical Group South Carolina, LLC, (“PMG SC”). PMG SC is a physician-owned Medical Group, with PMG South Carolina Holdings, PLLC (“Friendly SC PC”), a South Carolina professional limited liability company entirely owned by a licensed physician with a leadership role in the Company, owning majority membership interests and having governance and control rights via the governing documents of PMG SC. The Company has a contractual relationship with Friendly SC PC through a Restriction Agreement. PMG SC owns 51% interest in Friendly SC PC. The results of operations of the acquisition have been included in the Company’s consolidated financial statements since the date of acquisition.
The purchase price for the acquisitions noted above was allocated as follows:

(Dollars in thousands)	Total Acquisitions for the Year Ended December 31, 2023	Total Acquisitions for the Year Ended December 31, 2021
Cash paid, net of cash acquired	$42,858	$32,228
Contingent payables	344	2,942
Total consideration	$43,202	$35,170

Accounts receivable, lease receivable, prepaids, and other current assets	$—	$4,735
Fixed assets	—	292
Accounts payable and other current liabilities assumed	—	(5,378)
Payer contract and physician network intangibles	55,603	4,270
Management services agreement intangible	—	51,800
Goodwill	11,811	8,275
Fair value of non-controlling interests	(24,212)	(28,824)
Total acquired net assets	$43,202	$35,170
The goodwill relating to these acquisitions is not deductible for tax purposes and is primarily attributable to synergies related to the assembled workforce. Goodwill is measured as the excess of the consideration transferred over the fair value of assets acquired and liabilities assumed on the acquisition date. For the 2023 transactions related to Washington and South Carolina, the Company is in the process of completing its formal valuation analysis to identify and determine the fair value of tangible and identifiable intangible assets acquired and the liabilities assumed. Thus, the final allocation of the purchase price may differ from the preliminary estimates used at December 31, 2023 based on additional information obtained and completion of the valuation of the identifiable intangible assets. The Company does not expect any adjustments, if necessary, to be material.
4. Goodwill and Intangible Assets, Net
For the purposes of the goodwill impairment assessment, the Company as a whole is considered to be the reporting unit. The Company recognizes the excess of the purchase price, plus the fair value of any non-controlling interests in the acquiree, over the fair value of identifiable net assets acquired as goodwill. The Company performs a qualitative assessment on goodwill at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. If it is determined in the qualitative assessment that the fair value of a reporting unit is more likely than not below its carrying amount, then the Company will perform a quantitative impairment test. The quantitative goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. Any excess in the carrying value of a reporting unit’s goodwill over its fair value is recognized as an impairment loss, limited to the total amount of goodwill allocated to that reporting unit. The Company’s carrying value of goodwill at December 31, 2023 and 2022 is $138.7 million and $126.9 million, respectively. No indicators of impairment were identified during the years ended December 31, 2023, 2022, and 2021.
During the year ended December 31, 2023, Privia entered into three new markets resulting in the recording of goodwill. During February 2023, the Company entered into the Connecticut market through the acquisition of Privia Quality Network Connecticut (“PQN-CT”), whereby Privia acquired majority ownership in PQN-CT. During August 2023, the Company entered into the Washington market through the launch of Washington Friendly Medical Group in affiliation with Walla Walla Clinic, a multi-specialty group practice with more than 50 providers and 3 care center locations. During October 2023, the Company entered into the South Carolina market through the acquisition of Privia Medical Group South Carolina, LLC (“PMG SC”), whereby Privia acquired majority ownership in PMG SC. During the year ended December 31, 2023, the Company recorded Goodwill of $11.8 million in connection with PQN-CT, Washington Friendly Medical Group and PMG SC, which represents the excess of the purchase price over the fair value of the net assets acquired.

A summary of the Company’s intangible assets is as follows:

	December 31, 2023		December 31, 2022
(Dollars in thousands)	Intangible Assets	Accumulated Amortization	Intangible Assets	Accumulated Amortization
Trade names	$4,600	$2,147	$4,600	$1,917
Consumer customer relationships	3,100	2,566	3,100	2,291
Management Service Agreement	2,200	1,134	2,200	997
Physician network	7,446	362	1,520	127
Payer contracts	52,427	2,184	2,750	164
MSO Service Agreement	51,800	5,550	51,800	3,087
	121,573	$13,943	65,970	$8,583
Less accumulated amortization	(13,943)		(8,583)
Intangible assets, net	$107,630		$57,387
The remaining weighted average life of all amortizable intangible assets is approximately 18.3 years at December 31, 2023.
Amortization expense for intangible assets was approximately $5.4 million for the year ended December 31, 2023, $3.4 million for the year ended December 31, 2022 and $1.3 million for the year ended December 31, 2021, respectively.
Estimated amortization expense for the Company’s intangible assets for the following five years is as follows:

(Dollars in Thousands)
2024	$6,023
2025	5,857
2026	5,857
2027	5,857
2028	5,857
Thereafter	78,179
Total	$107,630
5. Leases
The Company leases office space under various operating lease agreements. The initial terms of these leases range from 2 to 9 years and generally provide for periodic rent increases and renewal options.
The components of lease expense were as follows:

(Dollars in Thousands)	For the Years Ended December 31,
	2023	2022
Operating lease cost	$2,696	$2,669

Cash paid for amounts included in the measurement of lease liabilities - operating leases	$3,861	$2,971
Weighted-average remaining lease term - operating leases	3.8 Years	4.4 Years
Weighted-average discount rate - operating leases	2.7%	3.0%

New ROU assets recognized in exchange for new lease liabilities	$—	$147

The aggregate future lease payments for operating leases in the years subsequent to December 31, 2023 are as follows:

(Dollars in Thousands)
2024	$2,904
2025	2,401
2026	1,762
2027	814
2028	399
Thereafter	402
Total future lease payments	8,682
Imputed interest	(393)
Total	$8,289
6. Property and Equipment, Net
A summary of the Company’s property and equipment, net is as follows:

(Dollars in Thousands)	December 31, 2023	December 31, 2022
Furniture and fixtures	$1,402	$1,402
Computer equipment	1,686	1,657
Leasehold improvements	4,939	4,855
	8,027	7,914
Less accumulated depreciation and amortization	(5,702)	(4,528)
Property and equipment, net	$2,325	$3,386
Depreciation and amortization expenses for property and equipment assets was approximately $1.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.
7. Account Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

(Dollars in Thousands)	December 31, 2023	December 31, 2022
Accounts payable	$7,882	$6,731
Accrued employee compensation and benefits	5,973	6,177
Bonuses payable	15,073	15,203
Other accrued expenses	28,903	24,726
Total accounts payable and accrued expenses	$57,831	$52,837
8. Provider Liability
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
Each period, the Company re-examines previously established provider liability estimates based on actual claim submissions and other changes in facts and circumstances. As more complete claims information becomes available, the Company adjusts its estimates and recognizes those changes in estimates in the period in which the change is identified. The difference between the estimated liability and the actual settlements of claims is recognized in the period in which the claims are settled. The Company’s physician and practice liability balance represents management’s best estimate of its liability for unpaid Provider expenses as of December 31, 2023. The Company uses judgment to determine the appropriate assumptions for developing the required estimates.
The Company’s liabilities for unpaid medical claims under at-risk capitation arrangements, which are included in Provider liability in the Company’s consolidated balance sheets, were as follows:

(Dollars in Thousands)	December 31, 2023	December 31, 2022
Balance, beginning of period	$28,617	$—
Incurred health care costs:
Current year	334,383	218,199
Prior years	2,436	—
Total claim incurred	336,819	218,199
Claims paid:
Current year	(270,810)	(189,582)
Prior year	(27,488)	—
Total claims paid	(298,298)	(189,582)
Balance, end of period	$67,138	$28,617
9. Debt
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
On November 16, 2023, Privia Health Group, Inc., PH Group Holdings Corp., and Privia Health, LLC, as borrower, (collectively, the “Privia Parties”) entered into a credit agreement (the “Revolving Credit Agreement”) with Wells Fargo Bank, National Association, as issuing lender, and certain other lenders, pursuant to which the Privia Parties established a $125 million five-year senior secured revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Agreement bears interest at a base rate plus applicable margin, with the base rate being the higher of the Prime Rate or the Federal Funds Rate plus 0.50%. In no event will the base rate be less than 1.0%
The Revolving Credit Facility, which expires in November 2028, provides for revolving loans and the issuance of letters of credit in an aggregate amount of $125 million. On a quarterly basis, the Company pays a commitment fee on the unused Revolving Credit Facility (0.20% per annum). The proceeds of these loans and the letters of credit issued under the Revolving Credit Facility may be used for capital expenditures, expenses related to transactions and general corporate purposes.
The Revolving Credit Agreement contains customary affirmative, negative and financial covenants, and customary events of default. The occurrence of an event of default under the Revolving Credit Agreement may cause the unpaid principal and accrued interest, and all other obligations under the Revolving Credit Agreement to become immediately due and payable.
As of December 31, 2023, no amounts were outstanding under the Revolving Credit Facility.
Substantially all of the Company’s real and personal property serve as collateral under the above debt arrangements.

10. Income Taxes
The provision for (benefit from) income taxes for years ending December 31, 2023, 2022 and 2021 are as follows:

	December 31,
(Dollars in Thousands)	2023	2022	2021
Current:
Federal	$—	$—	$—
State and Local	528	509	345
Total current	528	509	345

Deferred:
Federal	6,221	(5,478)	(23,650)
State and Local	1,244	(1,547)	(4,552)
Total deferred	7,465	(7,025)	(28,202)
Total provision for (benefit from) incomes taxes	$7,993	$(6,516)	$(27,857)
Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and deferred tax liabilities as of December 31, 2023 and 2022 are as follows:

(Dollars in Thousands)	December 31, 2023	December 31, 2022
Deferred tax assets
Net operating loss carryforwards	$22,071	$25,610
Stock compensation	19,598	22,808
Lease liability	2,581	3,010
Other accruals	74	437
Total gross tax assets	44,324	51,865
Less: valuation allowance	—	—
Total deferred tax assets	44,324	51,865

Deferred tax liabilities
Fixed and intangible assets	(7,302)	(9,418)
Right-of-use asset	(1,822)	(2,079)
Total deferred tax liabilities	(9,124)	(11,497)
Deferred tax assets, net	$35,200	$40,368
For the years ended December 31, 2023 and 2022, the Company completed an assessment of the likelihood of realizing all or some portion of its net deferred tax assets. Based on an analysis of the positive and negative evidence, the Company determined it was more likely than not that the Company will be in a position to realize the benefits of the deferred tax asset as a result of consistent profitability excluding non-recurring stock compensation charges in connection with the Company's IPO. As such, no valuation allowance was recorded in either year. As of December 31, 2023, the Company has generated federal and state net operating loss carryforwards of approximately $89.0 million and $63.7 million (post-apportioned state NOL) respectively, that begin to expire in 2034.

The following is a reconciliation of income tax computed at the U.S. federal statutory income tax rate to the benefit from income taxes:

	Amount			Percent
	December 31,			December 31,
(Dollars in Thousands)	2023	2022	2021	2023	2022	2021
Tax provision (benefit) computed at Federal statutory income tax rate	$6,094	$(3,901)	$(45,806)	21.0%	21.0%	21.0%
Stock compensation	(22)	(2,241)	21,399	(0.1)	12.1	(9.8)
State tax expense, net of Federal benefit	2,140	(707)	(4,280)	7.4	3.8	2.0
Rate change	(115)	(538)	10	(0.4)	2.9	—
Non-controlling interest	331	722	488	1.1	(3.9)	(0.2)
Other	(435)	149	332	(1.5)	(0.8)	(0.2)
Provision for (benefit from) income taxes	$7,993	$(6,516)	$(27,857)	27.5%	35.1%	12.8%
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
The Company assesses the uncertainty in its income tax positions to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For the tax position meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate settlement with the relevant taxing authority. As of December 31, 2023, 2022, and 2021, the Company had not recorded any reserves for uncertain tax positions or related interest and penalties.
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
PH Group Holdings Corp Stock Option Plan
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
2021 Omnibus Incentive Plan
On April 6, 2021, the Company approved the Privia Health Group, Inc. 2021 Omnibus Incentive Plan (the “Plan”) which permits awards up to 10,278,581 shares of the Company’s common stock. The Plan also provides for an automatic increase on the first day of each fiscal year following the effective date of the Plan by an amount equal to the lesser of (i) 5% of outstanding shares on December 31 of the immediately preceding fiscal year or (ii) such number of shares as determined by the Company’s Compensation Committee in its discretion. The Plan provides for the granting of stock options at a price equal to at least 100% of the fair market value of the Company’s common stock as of the date of grant. The Plan also provides for the granting of Stock Appreciation Rights, Restricted Stock, Restricted Stock Units (“RSUs”), Performance Awards and other cash-based or other stock-based awards, all which must be granted at not less than the fair market value of the Company’s common stock as of the date of grant. Participants in the Plan may include employees, consultants, other service providers and non-employee directors. On the effective date of the IPO, the Company issued 1,183,871 restricted stock units at the offering price and 3,683,217 options, with an exercise price equal to the offering price. These issuances are expected to generate stock-based compensation expense of $62.3 million to be recognized over the next four years starting on the effective date of the IPO as both the restricted stock units and stock options vest. The 2021 Plan is intended as the successor to and continuation of the PH Parent Option Plan. No additional stock awards will be granted under the PH Parent Option Plan.
2021 Employee Stock Purchase Plan
In April 2021, the Company’s Board of Directors approved the Company’s 2021 Employee Stock Purchase Plan (“2021 ESPP”). The 2021 ESPP became effective upon the execution of the underwriting agreement for the Company’s IPO in April 2021. Per the 2021 ESPP, shares may be newly issued shares, treasury shares or shares acquired on the open market. The Compensation Committee may elect to increase the total number of Shares available for purchase under the 2021 ESPP as of the first day of each Company fiscal year following the effective date of the 2021 ESPP in an amount equal to up to one percent (1%) of the shares issued and outstanding on the immediately preceding December 31; provided that the maximum number of shares that may be issued under the Plan in any event shall be 10,278,581 shares. As of the IPO, the Company has reserved 1,027,858 shares of common stock for issuance under the 2021 ESPP. As of December 31, 2023, no shares have been issued under this plan.
Stock option activity
For the Options granted under the Plan, Privia used a Black-Scholes option pricing model to determine the fair value. Option valuation models require several inputs, such as the expected stock price volatility, the fair value of the stock, the risk free rate, the expected term of the award and the dividend yield. Below outlines the assumptions used in the Black-Scholes modeling and calculation of the option fair value.

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

•Dividend yield - The Company has not declared or paid any cash dividend and does not currently plan to pay a cash dividend in the foreseeable future. Consequently, the Company used an expected dividend yield of zero.

The Company estimated the fair value of stock option grants using a Black-Scholes option pricing model with the following assumptions presented on a weighted-average basis (no stock options granted for the year ended December 31, 2023):

For the Year Ended December 31,
2022
Expected term in years	6.25 Years
Expected stock price volatility	44.0%
Risk-Free interest rate	2.4%
Expected dividend yield	—%
The following table summarizes stock option activity under the PH Parent Option Plan and Plan:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2021	18,300,959	$2.01	7.82	$—
Granted	3,753,317	23.15
Exercised	(1,935,302)	2.02
Forfeited	(202,772)	10.87
Outstanding at December 31, 2021	19,916,202	$5.90	9.36	$398,117
Granted	93,793	26.35
Exercised	(6,675,810)	2.01
Forfeited	(157,464)	19.42
Outstanding at December 31, 2022	13,176,721	$7.86	9.02	$197,695
Granted	—	—
Exercised	(3,104,257)	2.82
Forfeited	(251,710)	22.78
Balance at December 31, 2023	9,820,754	$9.06	7.90	$138,028
Exercisable at December 31, 2023	7,610,203	$5.01	8.09	$137,529
RSU Activity
The following table summarizes the RSU activity under the Plan:

	Number of Shares	Grant Date Fair Value
Outstanding at January 1, 2021	—	$—
Granted	1,199,315	23.19
Vested	(195,652)	23.00
Forfeited	(18,762)	23.00
Unvested and outstanding at December 31, 2021	984,901	$23.23
Granted	1,679,107	24.16
Vested	(175,300)	23.68
Forfeited	(84,044)	24.32
Unvested and outstanding at December 31, 2022	2,404,664	$23.81
Granted	1,161,301	27.50
Vested	(425,076)	24.11
Forfeited	(193,787)	24.43
Unvested and outstanding at December 31, 2023	2,947,102	$25.18
PSU Activity
The following table summarizes the PSU activity under the Plan:

	Number of Shares	Grant Date Fair Value
Unvested and outstanding at January 1, 2023	—	$—
Granted(1)(2)	781,132	31.91
Vested	—	—
Forfeited	(5,103)	27.61
Unvested and outstanding at December 31, 2023	776,029	$31.94
(1) During the twelve months ended December 31, 2023, Privia awarded RSUs in the form of PSUs to certain executive officers, market leaders and employees which vest after three years, subject to continued employment of the recipients and the achievement of certain performance metric targets. The Company has identified certain performance metrics associated with these awards and certain targets will be fully established at a future date. The Company has determined that the service inception date precedes the grant date for these awards as (a) the awards were authorized prior to establishing an accounting grant date, (b) the recipients began providing services prior to the grant date, and (c) there are performance conditions that, if not met by the accounting grant date, will result in the forfeiture of the awards. As the service inception date precedes the accounting grant date, the Company recognizes stock-based compensation expense over the requisite service period based on the fair value at each reporting date.
(2) During the twelve months ended December 31, 2023, Privia awarded RSUs in the form of PSUs which vest after four years, subject to continued employment and the achievement of certain market performance metric targets. The fair value of the PSUs are determined using a Monte Carlo valuation model as of the grant date and the stock-based compensation is recognized on a straight-line basis over the requisite service period.
Stock-based compensation expense
Total stock-based compensation expense was approximately $37.1 million, $67.4 million and $253.5 million for the years ended December 31, 2023, 2022, 2021 respectively. A tax benefit of approximately $2.4 million and $11.2 million for the years ended December 31, 2023 and 2022, respectively, was included in the Company’s net operating loss carry-forward that could potentially reduce future tax liabilities. At December 31, 2023, there was approximately $79.4 million of unrecognized stock-based compensation expense related to unvested options, RSUs and PSUs, net of forfeitures, that is expected to be recognized over a weighted-average period of 1.2 years. As of December 31, 2023, the total intrinsic value of options exercised and the total fair value of shares vested for the 2023 period was approximately $74.7 million and $14.6 million, respectively.
Stock-based compensation expense was classified in the consolidated statements of operations as follows:

	For the Years Ended December 31,
(Dollars in Thousands)	2023	2022	2021
Cost of platform	$11,980	$13,758	$43,888
Sales and marketing	2,475	2,711	8,944
General and administrative	22,643	50,890	200,699
Total stock-based compensation	$37,098	$67,359	$253,531
12. Employee Benefit Plans
The Company has a voluntary 401(k) savings plan that provides a 3.0% safe harbor contribution to all employees. In addition, a minimum profit-sharing contribution is required to satisfy year end plan testing. The profit-sharing contribution was approximately 1.4% in 2023, 2022 and 2021. The Company made contributions of approximately $4.7 million, $4.1 million and $2.3 million for the years ended December 31, 2023, 2022 and 2021, respectively, recorded within cost of platform, sales and marketing and general and administrative expenses in the accompanying consolidated statements of operations.
13. Related-Party Transactions
On November 3, 2022, the Company announced a joint venture and strategic partnership with Novant Health Enterprises, a division of Novant Health, to launch Privia Medical Group – North Carolina for independent providers throughout North Carolina. A member of our board of directors is a member of the board of trustees of Novant Health. No revenue or expense was recognized related to Novant Health for the years ended December 31, 2023 and 2022.
14. Commitments and Contingencies
There are no material commitments and contingencies as of December 31, 2023 and 2022.
15. Concentrations of Credit Risk
Our financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. While the Company’s cash and cash equivalents are managed by reputable financial institutions, the Company’s cash balances with the individual institutions may at times exceed the federally insured limits. At December 31, 2023, substantially all of the Company’s cash and cash equivalents were held at two financial institutions.
The following table provides the Company’s revenue concentrations with respect to major payers as a percentage of the Company’s total revenues:

	For the Years Ended December 31,
(Dollars in Thousands)	2023	2022	2021
Payer A	30%	32%	31%
Payer B	15%	16%	17%
Payer C	11%	10%	10%
The following table provides the Company’s concentrations of credit risk with respect to major payers as a percentage of receivables, net:

	For the Years Ended December 31,
(Dollars in Thousands)	2023	2022
Payer A	23%	21%
Payer B	18%	19%
Payer C	14%	15%
16. Net Income (Loss) Per Share
A reconciliation of net income (loss) available to common shareholders and the number of shares in the calculation of basic and diluted earnings (loss) income per share was calculated as follows:

	For the Years Ended December 31,
(in thousands, except for share and per share amounts)	2023	2022	2021
Net income (loss) attributable to Privia Health Group, Inc. common stockholders	$23,079	$(8,585)	$(188,230)
Weighted average common shares outstanding - basic	116,731,406	110,695,266	102,952,370
Weighted average common share outstanding - diluted	124,686,067	110,695,266	102,952,370
Earnings (loss) per share attributable to Privia Health Group, Inc. common stockholders – basic	$0.20	$(0.08)	$(1.83)
Earnings (loss) per share attributable to Privia Health Group, Inc. common stockholders – diluted	$0.19	$(0.08)	$(1.83)
The treasury stock method is used to consider the effect of the potentially dilutive stock options. The following weighted-average outstanding shares of potentially dilutive securities were excluded from computation of diluted loss per share attributable to common shareholders for the period presented because including them would have been antidilutive:

	For the Years Ended December 31,
	2023	2022	2021
Potentially dilutive stock options to purchase common stock, RSUs and PSUs	5,589,224	15,581,385	20,901,103
Total potentially dilutive shares	5,589,224	15,581,385	20,901,103
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
The Company defines its CODM as its Chief Executive Officer, who regularly reviews financial operating results on a consolidated basis for purposes of allocating resources and evaluating financial performance. Although the Company derives its revenues from a number of different geographic regions, the Company neither allocates resources based on the operating results from the individual regions, nor manages each individual region as a separate business unit. The Company’s CODM manages the operations on a consolidated basis to make decisions about overall corporate resource allocation and to assess overall corporate profitability. As of December 31, 2023 and 2022, all of the Company’s long-lived assets were located in the United States.