Form 10-Q
period 2024-03-31
Privia Health Group, Inc.
filed 2024-05-09
CIK 1759655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 3, 2024, the registrant had outstanding 119,317,806 shares of common stock.

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
•the impact of changes in applicable laws, rules or regulations, including with respect to health plans and payors and our relationships with such plans and payors, and provisions that impact Medicare and Medicaid programs;
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
•the continued availability of qualified workforce, including staff at our Medical Groups, and the continued upward pressure on compensation for such workforce; and
•other risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”) and our other filings with the Securities and Exchange Commission (“SEC”).

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

Part I - Financial Information
ITEM 1. FINANCIAL STATEMENTS
Privia Health Group, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$351,136	$389,511
Accounts receivable	346,088	290,768
Prepaid expenses and other current assets	30,916	20,525
Total current assets	728,140	700,804
Non-current assets:
Property and equipment, net	2,038	2,325
Operating right-of-use asset	6,159	6,612
Intangible assets, net	106,103	107,630
Goodwill	139,457	138,749
Deferred tax asset	34,337	35,200
Other non-current assets	15,352	8,580
Total non-current assets	303,446	299,096
Total assets	$1,031,586	$999,900

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$50,651	$57,831
Provider liability	350,286	326,078
Operating lease liabilities, current	2,861	3,043
Total current liabilities	403,798	386,952
Non-current liabilities:
Operating lease liabilities, non-current	4,651	5,246
Other non-current liabilities	313	313
Total non-current liabilities	4,964	5,559
Total liabilities	408,762	392,511
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.01 par value, 1,000,000,000 and 1,000,000,000 shares authorized; 118,678,902 and 118,216,979 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	1,187	1,182
Additional paid-in capital	766,243	753,869
Accumulated deficit	(190,630)	(193,614)
Total Privia Health Group, Inc. stockholders’ equity	576,800	561,437
Non-controlling interest	46,024	45,952
Total stockholders’ equity	622,824	607,389
Total liabilities and stockholders’ equity	$1,031,586	$999,900
The accompanying notes are an integral part of these condensed consolidated financial statements.

Privia Health Group, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2024	2023

Revenue	$415,243	$386,276

Operating expenses:
Provider expense	320,336	302,255
Cost of platform	54,057	44,730
Sales and marketing	6,085	5,286
General and administrative	32,121	25,951
Depreciation and amortization	1,821	1,340
Total operating expenses	414,420	379,562
Operating income	823	6,714
Interest income, net	(2,984)	(1,813)
Income before provision for income taxes	3,807	8,527
Provision for income taxes	751	2,125
Net income	3,056	6,402
Less: Net income (loss) attributable to non-controlling interests	72	(922)
Net income attributable to Privia Health Group, Inc.	$2,984	$7,324
Net income per share attributable to Privia Health Group, Inc. stockholders – basic	$0.03	$0.06
Net income per share attributable to Privia Health Group, Inc. stockholders – diluted	$0.02	$0.06
Weighted average common shares outstanding – basic	118,505,320	115,009,010
Weighted average common shares outstanding – diluted	125,053,404	124,328,964
The accompanying notes are an integral part of these condensed consolidated financial statements.

Privia Health Group, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)

(in thousands except share amounts)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity attributable to Privia Health Group, Inc.	Non-controlling Interest	Total Stockholders’ Equity
Balance at Balance at December 31, 2022	114,690,808	$1,148	$714,639	$(216,693)	$499,094	$19,955	$519,049
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	779,153	11	1,466	—	1,477	—	1,477
Stock-based compensation expense	—	—	5,381	—	5,381	—	5,381
Contributed non-controlling interest	—	—	—	—	—	24,212	24,212
Net income (loss)	—	—	—	7,324	7,324	(922)	6,402
Balance at March 31, 2023	115,469,961	$1,159	$721,486	$(209,369)	$513,276	$43,245	$556,521

Balance at December 31, 2023	118,216,979	$1,182	$753,869	$(193,614)	$561,437	$45,952	$607,389
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	461,923	5	470	—	475	—	475
Stock-based compensation expense	—	—	11,904	—	11,904	—	11,904
Net income	—	—	—	2,984	2,984	72	3,056
Balance at March 31, 2024	118,678,902	$1,187	$766,243	$(190,630)	$576,800	$46,024	$622,824

The accompanying notes are an integral part of these condensed consolidated financial statements.

Privia Health Group, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net income	$3,056	$6,402
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	294	291
Amortization of intangibles	1,527	1,049
Stock-based compensation	11,904	5,381
Deferred tax expense	863	1,865
Changes in asset and liabilities:
Accounts receivable	(55,320)	(71,277)
Prepaid expenses and other current assets	(10,391)	(2,301)
Other non-current assets and right-of-use asset	(1,321)	493
Accounts payable and accrued expenses	(7,180)	(6,537)
Provider liability	24,208	51,944
Operating lease liabilities	(777)	(694)
Net cash used in operating activities	(33,137)	(13,384)
Cash from investing activities
Business acquisitions, net of cash acquired	(707)	(24,856)
Other	(5,006)	—
Net cash used in investing activities	(5,713)	(24,856)
Cash flows from financing activities
Proceeds from exercised stock options	475	1,477
Net cash provided by financing activities	475	1,477
Net decrease in cash and cash equivalents	(38,375)	(36,763)
Cash and cash equivalents at beginning of period	389,511	347,992
Cash and cash equivalents at end of period	$351,136	$311,229

Supplemental disclosure of cash flow information:
Interest paid	$93	$22
Income tax refunds received	$(230)	$(5)

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
As of March 31, 2024, Privia operated in fourteen markets: 1) the Mid-Atlantic Region (states of Virginia, Maryland and the District of Columbia); 2) Georgia; 3) the Gulf Coast Region (Houston, Texas); 4) North Texas (Dallas/Fort Worth, Texas); 5) West Texas (Abilene, Texas); 6) Central Florida; 7) Tennessee; 8) California; 9) Montana; 10) Ohio; 11) North Carolina; 12) Connecticut; 13) Washington state; and 14) South Carolina.
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
The results of operations for the three months ended March 31, 2024, are not indicative of the results to be expected for the full fiscal year ending December 31, 2024. The condensed consolidated balance sheet at December 31, 2023 was derived from audited annual financial statements but does not contain all disclosures required by GAAP. In the opinion of management, all adjustments (consisting of only normal and recurring adjustments) considered necessary for a fair statement have been included.
The Company described its significant accounting policies in Note 1 of the notes to consolidated financial statements for the year ended December 31, 2023 in the Annual Report on Form 10-K. During the three months ended March 31, 2024, there were no significant changes to those accounting policies and estimates.
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
The Company evaluated its relationship with (a) Non-Owned Medical Groups and their Affiliated Practices, (b) Friendly Medical Groups and their Affiliated Practices, and (c) Affiliated Practices associated with Owned Medical Groups to determine if any of these entities should be subject to consolidation. The Company does not have ownership interest in any Affiliated Practices (whether those of Owned Medical Groups, Non-Owned Medical Groups or Friendly Medical Groups); nor does the Company have an ownership in Non-Owned Medical Groups. The Physician Member Services Agreement (“PMSA”) and support services agreement (“SSA”) entered by Non-Owned Medical Groups and Friendly Medical Groups with their Privia Physician members and the Affiliated Practices are not contractual relationships within Privia’s legal structure. The only contractual relationship between Privia and Non-Owned Medical Groups is established through the MSA. For Friendly Medical Groups, in addition to the MSA, the Company has a contractual relationship, evidenced by a restriction agreement (each a “Restriction Agreement”) with licensed physicians holding a Privia leadership position (“Nominee Physicians”) and their respective Friendly Medical Groups. Management has determined, based on the provisions of the MSAs between the Company and Non-Owned Medical Groups, and after considering the requirements of Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“ASC 810”), the Company is not required to consolidate the financial position or results of operations of the Affiliated Practices associated with Owned Medical Groups; nor is it required to consolidate the financial position or results of operations of Non-Owned Medical Groups (and, therefore, the Company is not required to consolidate the Affiliated Practices of the Non-Owned Medical Groups). However, management has determined, based on the provisions of the Restriction Agreement on the Nominee Physician (Friendly PC), the governing documents of the Friendly Medical Groups, and after considering the requirements of ASC 810, that the Company should consolidate the financial position and results of operations of the Friendly Medical Groups and the Friendly PCs.
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
The characteristics of both (a) and (b) do not exist and as such the Non-Owned Medical Groups do not represent VIEs. Accordingly, the Company has not consolidated the financial position, results of operations or cash flows of the Non-Owned Medical Groups that are affiliated with the Company by means of a service agreement for the three months ended March 31, 2024 and 2023. Each time that it enters into a new service agreement or enters into a material amendment to an existing service agreement, the Company considers whether the terms of that agreement or amendment would change the elements it considers in accordance with the VIE guidance. The same analysis was performed for the Affiliated Practices of Owned Medical Groups, which have contractual relationships with Privia through the SSA, and the Company determined they do not represent VIEs as they do not meet the criteria in ASC 810 for similar reasons as those outlined above.
The Company, however, does meet the criteria for consolidation of the Nominee PCs and the Friendly Medical Groups based on the discussion above.
Privia Medical Group – West Texas, PLLC, (“PMG West Texas”) is a physician-owned Medical Group, with PMG West Texas Holdings, PLLC (“Friendly WTX PC”), a Texas professional limited liability company entirely owned by a Nominee Physician, owning majority membership interests and having governance and control rights via the governing documents of PMG West Texas. The Company has a contractual relationship with Friendly WTX PC through a Restriction Agreement. The VIE analysis was performed, and the Company determined that characteristic (b) exists as a result of meeting (ii) and (iv) and as such, PMG West Texas and Friendly WTX PC do represent VIEs and are consolidated as they do meet the criteria in ASC 810.
Privia Medical Group Tennessee, PLLC (“PMG-TN”) is a physician-owned Medical Group, with PMG-TN Physicians, PLLC (“Friendly TN PC”), a Tennessee professional limited liability company entirely owned by a Nominee Physician, owning majority membership interests therein and having governance and control rights via the governing documents of PMG-TN. Again, the same analysis was performed, and the Company determined that characteristic (b) exists as a result of meeting (ii) and (iv) and as such, PMG-TN and Friendly TN PC do represent VIEs as they do meet the criteria in ASC 810.
Privia Medical Group Washington, PLLC, (“PMG WA”) is a physician-owned Medical Group, with PMG Washington Holdings, PLLC (“Friendly WA PC”), a Washington professional limited liability company entirely owned by a Nominee Physician, owning majority membership interests and having governance and control rights via the governing documents of PMG WA. The Company has a contractual relationship with Friendly WA PC through a Restriction Agreement. The VIE analysis was performed, and the Company determined that characteristic (b) exists as a result of meeting (i), (ii) and (iv) and as such, PMG WA and Friendly WA PC do represent VIEs and are consolidated as they do meet the criteria in ASC 810.
Privia Medical Group South Carolina, LLC, (“PMG SC”) is a physician-owned Medical Group, with PMG South Carolina Holdings, PLLC (“Friendly SC PC”), a South Carolina professional limited liability company entirely owned by a Nominee Physician, owning majority membership interests and having governance and control rights via the governing documents of PMG SC. The Company has a contractual relationship with Friendly SC PC through a Restriction Agreement. The VIE analysis was performed, and the Company determined that characteristic (b) exists as a result of meeting (i), (ii) and (iv) and as such PMG SC and Friendly SC PC represent VIEs and are consolidated as they meet the criteria in ASC 810.

The aggregated carrying value of the Company’s VIE’s for both the current assets and liabilities included in the consolidated balance sheets after elimination of intercompany transactions were $6.1 million as of March 31, 2024 and $6.2 million as of December 31, 2023.
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
2. Revenue Recognition
The following table presents our revenues disaggregated by source:

	For the Three Months Ended March 31,
(Dollars in Thousands)	2024	2023
FFS-patient care	$274,823	$227,789
FFS-administrative services	29,076	26,396
Capitated revenue	51,304	78,260
Shared savings	47,464	43,928
Care management fees (PMPM)	10,603	8,558
Other revenue	1,973	1,345
Total revenue	$415,243	$386,276
Fee-for-service (“FFS”) patient care is primarily generated from third-party payers with which the Company has established contractual billing arrangements. The following table presents the approximate percentages by source of net revenue received for healthcare services we provided for the periods indicated:

	For the Three Months Ended March 31,
	2024	2023
Commercial insurers	70%	69%
Government payers	13%	14%
Patient	17%	17%
	100%	100%
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
Contract Asset
The Company has the following contract assets:

(Dollars in Thousands)	March 31, 2024	December 31, 2023
Balances for contracts with customers
Accounts receivable	$346,088	$290,768
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
3. Goodwill and Intangible Assets, Net
For the purposes of the goodwill impairment assessment, the Company as a whole is considered to be a reporting unit. The Company recognizes the excess of the purchase price, plus the fair value of any non-controlling interests in the acquiree, over the fair value of identifiable net assets acquired as goodwill. The Company performs a qualitative assessment on goodwill at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. If it is determined in the qualitative assessment that the fair value of a reporting unit is more likely than not below its carrying amount, then the Company will perform a quantitative impairment test. The quantitative goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. Any excess in the carrying value of a reporting unit’s goodwill over its fair value is recognized as an impairment loss, limited to the total amount of goodwill allocated to that reporting unit. The Company’s carrying value of goodwill at March 31, 2024 and December 31, 2023 was approximately $139.5 million and $138.7 million, respectively. No indicators of impairment were identified during the three months ended March 31, 2024 and 2023.
A summary of the Company’s intangible assets is as follows:

	March 31, 2024		December 31, 2023
(Dollars in thousands)	Intangible Assets	Accumulated Amortization	Intangible Assets	Accumulated Amortization
Trade names	$4,600	$2,204	$4,600	$2,147
Consumer customer relationships	3,100	2,635	3,100	2,566
Management service agreement	2,200	1,169	2,200	1,134
Physician network	7,446	486	7,446	362
Payer contracts	52,427	2,809	52,427	2,184
MSO service agreement	51,800	6,167	51,800	5,550
	121,573	$15,470	121,573	$13,943
Less accumulated amortization	(15,470)		(13,943)
Intangible assets, net	$106,103		$107,630
The remaining weighted average life of all amortizable intangible assets is approximately 18.0 years at March 31, 2024.
Amortization expense for intangible assets was approximately $1.5 million and $1.0 million for the three months ended March 31, 2024 and 2023, respectively.

Estimated amortization expense for the Company’s intangible assets for the following five years is as follows:

(Dollars in Thousands)
Remainder of 2024	$4,497
2025	5,857
2026	5,857
2027	5,857
2028	5,857
Thereafter	78,178
Total	$106,103
4. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

(Dollars in Thousands)	March 31, 2024	December 31, 2023
Accounts payable	$6,430	$7,882
Accrued employee compensation and benefits	6,724	5,973
Bonuses payable	4,370	15,073
Other accrued expenses	33,127	28,903
Total accounts payable and accrued expenses	$50,651	$57,831
5. Provider Liability
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
Each period, the Company re-examines previously established provider liability estimates based on actual claim submissions and other changes in facts and circumstances. As more complete claims information becomes available, the Company adjusts its estimates and recognizes those changes in estimates in the period in which the change is identified. The difference between the estimated liability and the actual settlements of claims is recognized in the period in which the claims are settled. The Company’s provider liability balance represents management’s best estimate of its liability for unpaid provider expenses as of March 31, 2024 and 2023. The Company uses judgment to determine the appropriate assumptions for developing the required estimates.
The Company’s liabilities for unpaid medical claims under at-risk capitation arrangements, which are included in Provider liability in the Company’s condensed consolidated balance sheets, were as follows:

	March 31,
(Dollars in Thousands)	2024	2023
Balance, beginning of period	$67,138	$28,617
Incurred health care costs
Current year	51,040	75,632
Prior years	600	3,268
Total claims incurred	$51,640	$78,900
Claims Paid
Current year	(2,072)	(29,716)
Prior years	(42,185)	(28,079)
Total claims paid	$(44,257)	$(57,795)
Balance, end of period	$74,521	$49,722

6. Debt
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
As of March 31, 2024, no amounts were outstanding under the Revolving Credit Facility.
Substantially all of the Company’s real and personal property serve as collateral under the above debt arrangements.
7. Income Taxes
The Company recorded a provision for income tax of $0.8 million and $2.1 million for the three months ended March 31, 2024 and 2023, respectively. This represents an effective tax rate of 19.7% and 25.0% as of March 31, 2024 and 2023, respectively. The effective tax rates for the three months ended March 31, 2024, and 2023, respectively, differ from the statutory U.S. federal income tax rate of 21% primarily due to 162(m) limitations, state income taxes, and excess tax benefits related to equity award vesting and exercise events.
Management considers both positive and negative evidence when evaluating the recoverability of our deferred tax assets (“DTAs”). The assessment is required to determine whether, based on all available evidence, it is more likely than not (i.e., greater than a 50% probability) that all or some portion of the DTAs will be realized in the future. As of March 31, 2024 and December 31, 2023, the weight of all available positive evidence was greater than the weight of all negative evidence, so a valuation allowance against the deferred tax asset was not recorded.

8. Stockholders’ Equity
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
2021 Employee Stock Purchase Plan
In April 2021, the Company’s Board of Directors approved the Company’s 2021 Employee Stock Purchase Plan (“2021 ESPP”). The 2021 ESPP became effective upon the execution of the underwriting agreement for the Company’s IPO in April 2021. Per the 2021 ESPP, shares may be newly issued shares, treasury shares or shares acquired on the open market. The Compensation Committee may elect to increase the total number of Shares available for purchase under the 2021 ESPP as of the first day of each Company fiscal year following the effective date of the 2021 ESPP in an amount equal to up to one percent (1%) of the shares issued and outstanding on the immediately preceding December 31; provided that the maximum number of shares that may be issued under the 2021 ESPP in any event shall be 10,278,581 shares. As of March 31, 2024, the Company has reserved 1,027,858 shares of Common Stock for issuance under the 2021 ESPP. As of March 31, 2024, no shares have been issued under this plan.
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
Stock option activity
The following table summarizes stock option activity under the PH Parent Option Plan and the Plan:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2023	9,820,754	$9.06	7.90	$138,028
Granted	—	—
Exercised	(456,888)	2.02
Forfeited	(5,404)	23.00
Balance at March 31, 2024	9,358,462	$9.40	7.90	$107,324
Exercisable March 31, 2024	7,160,543	$5.22	8.17	$106,961
RSU Activity
The following table summarizes the RSU activity under the Plan:

	Number of Shares	Grant Date Fair Value
Unvested and outstanding at December 31, 2023	2,947,102	$25.18
Granted	2,049,124	22.89
Vested	(74,775)	25.13
Forfeited	(25,784)	27.16
Unvested and outstanding at March 31, 2024	4,895,667	$24.21
PSU Activity
The following table summarizes the PSU activity under the Plan:

	Number of Shares	Grant Date Fair Value
Unvested and outstanding at December 31, 2023	776,029	$31.94
Granted(1)	905,786	22.92
Vested	—	—
Forfeited	—	—
Unvested and outstanding at March 31, 2024	1,681,815	$27.08
(1) During the three months ended March 31, 2024, Privia awarded RSUs in the form of PSUs to certain executive officers and employees which vest after three years, subject to continued employment of the recipients and the achievement of certain performance metric targets. The Company has identified certain performance metrics associated with these awards and certain targets will be fully established at a future date. The Company has determined that the service inception date precedes the grant date for these awards as (a) the awards were authorized prior to establishing an accounting grant date, (b) the recipients began providing services prior to the grant date, and (c) there are performance conditions that, if not met by the accounting grant date, will result in the forfeiture of the awards. As the service inception date precedes the accounting grant date, the Company recognizes stock-based compensation expense over the requisite service period based on the fair value at each reporting date.

Stock-based compensation expense
Total stock-based compensation expense for the three months ended March 31, 2024 and 2023, was approximately $11.9 million and $5.4 million, respectively. At March 31, 2024, there was approximately $134.8 million of unrecognized stock-based compensation expense related to unvested options, RSUs and PSUs, net of forfeitures, that is expected to be recognized over a weighted-average period of 1.3 years.
Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows:

	For the Three Months Ended March 31,
(Dollars in Thousands)	2024	2023
Cost of platform	$3,887	$2,107
Sales and marketing	770	400
General and administrative	7,247	2,874
Total stock-based compensation	$11,904	$5,381
9. Related-Party Transactions
On November 3, 2022, the Company announced a strategic partnership with Novant Health Enterprises, a division of Novant Health, to launch Privia Medical Group – North Carolina for independent providers throughout North Carolina. A member of the Company’s board of directors is a member of the board of trustees of Novant Health. No revenue or expense was recognized related to Novant Health for the three months ended March 31, 2024.
10. Commitments and Contingencies
There are no material commitments and contingencies as of March 31, 2024 and December 31, 2023.
11. Concentration of Credit and Revenue Risk
Our financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. While our cash and cash equivalents are managed by reputable financial institutions, the Company’s cash balances with the individual institutions may at times exceed the federally insured limits. Our cash and cash equivalents primarily consist of highly liquid investments in money market funds and cash.
The following table provides the Company’s revenue concentrations with respect to major payers as a percentage of the Company’s total revenues:

	For the Three Months Ended March 31,
(Dollars in Thousands)	2024	2023
Payer A	30%	30%
Payer B	13%	14%
Payer C	11%	11%
The following table provides the Company’s concentrations of credit risk with respect to major payers as a percentage of receivables, net:

	For the Three Months Ended March 31,
(Dollars in Thousands)	2024	2023
Payer A	23%	23%
Payer B	18%	18%
Payer C	13%	15%

12. Net Income Per Share
A reconciliation of net income available to common stockholders and the number of shares in the calculation of basic and diluted earnings per share was calculated as follows:

	For the Three Months Ended March 31,
(in thousands, except for share and per share amounts)	2024	2023
Net income attributable to Privia Health Group, Inc. common stockholders	$2,984	$7,324
Weighted average common shares outstanding - basic	118,505,320	115,009,010
Weighted average common share outstanding - diluted	125,053,404	124,328,964
Earnings per share attributable to Privia Health Group, Inc. common stockholders – basic	$0.03	$0.06
Earnings per share attributable to Privia Health Group, Inc. common stockholders – diluted	$0.02	$0.06
The treasury stock method is used to consider the effect of the potentially dilutive stock options. The following outstanding shares of potentially dilutive securities were excluded from computation of diluted loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2024	2023
Potentially dilutive stock options to purchase common stock, RSUs and PSUs	9,387,860	5,280,210
Total potentially dilutive shares	9,387,860	5,280,210

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
GAAP Financial Measures
•    Revenue was $415.2 million and $386.3 million for the three months ended March 31, 2024 and 2023, respectively;
•    Gross profit was $93.4 million and $83.0 million for the three months ended March 31, 2024 and 2023, respectively;
•    Operating income was $0.8 million and $6.7 million for the three months ended March 31, 2024 and 2023, respectively; and
•    Net income attributable to Privia Health Group, Inc. was $3.0 million and $7.3 million, for the three months ended March 31, 2024 and 2023, respectively.
Key Metrics and Non-GAAP Financial Measures
•    Practice Collections were $707.7 million and $658.9 million for the three months ended March 31, 2024 and 2023, respectively;
•    Care Margin was $94.9 million and $84.0 million for the three months ended March 31, 2024 and 2023, respectively;
•    Platform Contribution was $44.7 million and $41.4 million for the three months ended March 31, 2024 and 2023, respectively; and
•    Adjusted EBITDA was $19.9 million and $16.9 million for the three months ended March 31, 2024 and 2023, respectively.

See “Key Metrics and Non-GAAP Financial Measures” below for more information as to how we define and calculate Implemented Providers, Attributed Lives, Practice Collections, Care Margin, Platform Contribution, Platform Contribution Margin, Adjusted EBITDA and Adjusted EBITDA Margin, and for a reconciliation of gross profit, the most comparable GAAP measure, to Care Margin, gross profit, the most comparable GAAP measure, to Platform Contribution, and net income, the most comparable GAAP measure, to Adjusted EBITDA.
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
FFS Revenue
We generate FFS-patient care revenue when we collect reimbursements for FFS medical services provided by Privia Providers. Our agreements with our providers have a multi-year term length and we have historically experienced a 96% provider retention rate, both of which lead to a highly predictable and recurring revenue model. Our FFS contracts with payer partners typically contain annual rate inflators and enhanced commercial FFS rates given our scale in each of our markets. As a result of receiving these rate inflators and enhancements, if we continue to be successful in expanding our provider base, we expect revenue will grow year-over-year in absolute dollars. In addition, in our FFS-patient care revenue, we include collections generated from ancillary services such as clinical laboratory, imaging and pharmacy operations. We also generate FFS-administrative services revenue by providing administration and management services to medical groups which are not owned or consolidated by us. FFS-patient care revenue represented 66.2% and 59.0% of total revenue for the three months ended March 31, 2024 and 2023, respectively. FFS-administrative services revenue represented 7.0% and 6.8% of total revenue for the three months ended March 31, 2024 and 2023, respectively.
VBC Revenue
Over time, we create incremental value for our provider partners by enabling them to succeed in VBC arrangements. We generate VBC revenue when our Privia Providers are reimbursed through traditional FFS Medicare, MSSP, Medicare Advantage, commercial payers and other existing and emerging direct payer and employer contracting programs. Given recent regulatory and utilization headwinds in Medicare Advantage, the Company renegotiated certain capitation agreements for more favorable contract structures with potential, positive contribution margin in 2024. As a result of the renegotiated agreements, effective January 1, 2024, approximately 19,800 attributed lives moved from capitated revenue, which is recorded on a gross basis, to shared savings revenue, which is recorded on a net basis. These lives are still managed, but our results are recorded on a net shared savings revenue basis. The revenue is primarily collected in the form of (i) Capitated revenue earned by providing healthcare services to Medicare Advantage attributed beneficiaries for a defined group of services including professional, institutional and pharmacy through a contract that is typically known as an “at-risk contract,” (ii) Shared savings earned based on improved quality and lower cost of care for our attributed lives in VBC incentive arrangements and (iii) Care management fees to cover costs of services typically not reimbursed under traditional FFS payment models, including population management, care coordination, advanced technology and analytics. VBC revenue represented 26.3% and 33.8% of total revenue for the three months ended March 31, 2024 and 2023, respectively.
Other Revenue
The remainder of our revenue is derived from leveraging our existing base of providers and patients to deliver value-oriented services such as virtual visits, virtual scribes and coding. Other revenue represented 0.5% and 0.3% of total revenue for the three months ended March 31, 2024 and 2023, respectively.
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
At the beginning of 2024, the total number of Privia-owned ACOs is nine, serving beneficiaries across the District of Columbia and ten states, including California, Connecticut, Florida, Georgia, Maryland, Montana, North Carolina, Tennessee, Texas, and Virginia.
During 2022 and 2023, we entered into capitated payer arrangements. Capitated revenue is generated through what is typically known as an “at-risk contract.” At-risk capitation refers to a model in which the Company is entitled to fixed monthly fees from the third-party payer in exchange for providing healthcare services to attributed beneficiaries in Medicare Advantage plans. The fees are typically based on a percentage of the defined premium that payers receive from CMS. The Company is responsible for providing or paying for the cost of healthcare services required by those attributed beneficiaries. At-risk capitated fees are recorded gross in revenues because the Company is acting as a principal in arranging for, providing, and controlling the managed healthcare services provided to the attributed beneficiaries. Given recent regulatory and utilization headwinds in Medicare Advantage, the Company renegotiated certain capitation agreements for more favorable contract structures with potential, positive contribution margin in 2024.

As a result of the renegotiated agreements, effective January 1, 2024, approximately 19,800 attributed lives moved from capitated revenue, which is recorded on a gross basis, to shared savings revenue, which is recorded on a net basis.
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
Key Metrics

	For the Three Months Ended March 31,
	2024	2023
Implemented Providers (as of end of period)	4,359	3,716
Attributed Lives (in thousands) (as of end of period)	1,143	1,037
Practice Collections (1) ($ in millions)	$707.7	$658.9
(1) We define Practice Collections as the total collections from all practices in all markets and all sources of reimbursement (FFS, VBC and other) that we receive for delivering care and providing our platform and associated services. Practice Collections differ from revenue by including collections from Non-Owned Medical Groups.
Implemented Providers
We define Implemented Providers as the total of all service professionals on Privia Health’s platform at the end of a given period who are credentialed by Privia Health and bill for medical services, in both Owned and Non-Owned Medical Groups during that period. This includes, but is not limited to, physicians, physician assistants, and nurse practitioners. We believe that growth in the number of Implemented Providers is a key indicator of the performance of our business and expected revenue growth. This growth depends, in part, on our ability to successfully add new practices in existing markets and expand into new markets. The number of Implemented Providers increased 17.3% as of March 31, 2024 compared to March 31, 2023, due to organic growth in our healthcare delivery business as well as our entrance into the Connecticut, Washington state and South Carolina markets.
Attributed Lives
We define Attributed Lives as any patient that a payer deems attributed to Privia to deliver care as part of a VBC arrangement through a provider of primary care services as of the end of a particular period. The number of Attributed Lives is an important measure that impacts the amount of VBC revenue we receive. Attributed Lives increased 10.2% as of March 31, 2024 compared to March 31, 2023, due to our entrance into the Washington state market, as well as organic growth.
Practice Collections
We define Practice Collections as the total collections from all practices in all markets and all sources of reimbursement (FFS, VBC and other) that we receive for delivering care and providing our platform and associated services. Practice Collections differ from revenue by adding collections from Non-Owned Medical Groups. FFS arrangements accounted for 83.6% and 76.9% of our practice collections for the three months ended March 31, 2024 and 2023, respectively. VBC accounted for 16.2% and 23.0% of practice collections for the three months ended March 31, 2024 and 2023, respectively.
Practice Collections increased 7.4% for the three months ended March 31, 2024 when compared to the same period in 2023, mainly due to organic growth of our healthcare delivery business and our entrance into the Connecticut, Washington state and South Carolina markets.
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

	For the Three Months Ended March 31,
(amounts in thousands, except for percentages)	2024	2023
Care Margin (1) ($)	$94,907	$84,021
Platform Contribution (1) ($)	$44,737	$41,398
Platform Contribution Margin (1) (%)	47.1%	49.3%
Adjusted EBITDA (1) ($)	$19,922	$16,864
Adjusted EBITDA Margin (1) (%)	21.0%	20.1%
(1) See below for more information as to how we define and calculate Care Margin, Platform Contribution, Platform Contribution Margin, Adjusted EBITDA and Adjusted EBITDA Margin and for a reconciliation of Gross Profit, the most comparable GAAP measure, to Care Margin, Gross Profit the most comparable GAAP measure, to Platform Contribution, and net income, the most comparable GAAP measure, to Adjusted EBITDA.

Care Margin
We define Care Margin as Gross Profit excluding amortization of intangible assets. Gross Profit is defined as total revenue less provider expenses and amortization of intangible assets. Our Care Margin generated from FFS revenue is contractual and recurring in nature, and primarily based on an individually negotiated percentage of collections for each practice that joins Privia. Our Care Margin generated from VBC revenue is based on a percentage of care management fees and shared savings collected. We view Care Margin as all of the dollars available for us to manage our business, including providing administrative support to our practices, investing in sales and marketing to attract new providers to the Privia Platform, and supporting the organization through our corporate infrastructure. We expect Care Margin will grow year-over-year in absolute dollars as we continue to expand our provider base. We would also expect our care management and shared savings economics in our VBC arrangements to improve on a per patient basis as we manage towards lower total cost of care for our Attributed Lives and move towards higher risk/higher reward VBC arrangements over time. Care Margin increased 13.0% for the three months ended March 31, 2024 when compared to the same period in 2023 due to organic growth of our medical practice business. As a percentage of revenue, Care Margin increased to 22.9% for the three months ended March 31, 2024 from 21.8% for the same period in 2023 due to renegotiated certain at-risk Capitation agreements for a more favorable contract structure which is now reflected on a net basis under shared savings during the first quarter of 2024.
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

The following table provides a reconciliation of gross profit, the most closely comparable GAAP financial measure, to Care Margin:

	For the Three Months Ended March 31,
(unaudited and amounts in thousands)	2024	2023
Revenue	$415,243	$386,276
Provider expense	(320,336)	(302,255)
Amortization of intangible assets	(1,527)	(1,049)
Gross Profit	$93,380	$82,972
Amortization of intangibles assets	1,527	1,049
Care margin	$94,907	$84,021
Platform Contribution
We define Platform Contribution as Gross Profit, excluding amortization of intangible assets, less Cost of platform and excluding stock-based compensation expense included in Cost of platform. The following table provides a reconciliation of gross profit, the most closely comparable GAAP financial measure, to Platform Contribution. We consider Platform Contribution to be an important measure to monitor our performance, specific to pricing of our services, direct costs of delivering care, and cost of our platform and associated services. As a provider spends a longer time on the Privia Platform, we expect the Platform Contribution from that provider to increase both in terms of absolute dollars as well as a percent of Care Margin. We expect that this increase will be driven by improving per provider revenue economics over time as well as our ability to generate operating leverage on our in-market infrastructure costs. Platform Contribution increased 8.1% for the three months ended March 31, 2024 when compared to the same period in 2023 due to organic growth of our medical practice business and new market entry.
The following table provides a reconciliation of gross profit, the most closely comparable GAAP financial measure, to Platform Contribution:

	For the Three Months Ended March 31,
(unaudited and amounts in thousands)	2024	2023
Revenue	$415,243	$386,276
Provider expense	(320,336)	(302,255)
Amortization of intangibles assets	(1,527)	(1,049)
Gross Profit	$93,380	$82,972
Amortization of intangibles assets	1,527	1,049
Cost of platform	(54,057)	(44,730)
Stock-based compensation(1)	3,887	2,107
Platform Contribution	$44,737	$41,398
(1) Amount represents stock-based compensation expense included in Cost of Platform.
Platform Contribution Margin
We define Platform Contribution Margin as Platform Contribution as a percentage of Care Margin. We consider Platform Contribution Margin to be an important measure to monitor our performance, specific to pricing of our services, direct costs of delivering care, and cost of our platform and associated services. As a provider spends a longer time on the Privia Platform, we expect the Platform Contribution from that provider to increase both in terms of absolute dollars as well as a percent of Care Margin. We expect that this increase will be driven by improving per provider revenue economics over time as well as our ability to generate operating leverage on our in-market infrastructure costs. Platform Contribution Margin was 47.1% for three months ended March 31, 2024 compared to 49.3% during the same period in 2023. The decrease in Platform Contribution Margin is primarily related to costs associated with the entry into new markets.
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
Adjusted EBITDA
We define Adjusted EBITDA as net income excluding interest income, interest expense, non-controlling expense / income, depreciation and amortization, stock-based compensation, severance, other one time or non-recurring expenses, employer taxes on equity vesting/exercises and the provision for income taxes. We include Adjusted EBITDA because it is an important measure by which our management assesses and believes investors should assess our operating performance. We consider Adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis. Adjusted EBITDA has limitations as an analytical tool including: (i) Adjusted EBITDA does not reflect the impact of stock-based compensation expense, and (ii) Adjusted EBITDA does not reflect interest expense on our debt or the cash requirements necessary to service interest or principal payments. Adjusted EBITDA increased 18.1% for the three months ended March 31, 2024, when compared to the same period in 2023 due to organic growth of our medical practice business, new market entry, and growth in our value based care business.
Adjusted EBITDA Margin
We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of Care Margin. We included Adjusted EBITDA Margin because it is an important measure by which our management assesses and believes investors should assess our operating performance. We consider Adjusted EBITDA Margin to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis. Adjusted EBITDA Margin was 21.0% for three months ended March 31, 2024 an increase from 20.1% for the same period in 2023 due to organic growth of our medical practice business and new market entry.
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
The following table provides a reconciliation of net income attributable to the Company, the most closely comparable GAAP financial measure, to Adjusted EBITDA:

	For the Three Months Ended March 31,
(unaudited and amounts in thousands)	2024	2023

Net income	$2,984	$7,324
Net income (loss) attributable to non-controlling interests	72	(922)
Provision for income taxes	751	2,125
Interest income, net	(2,984)	(1,813)
Depreciation and amortization	1,821	1,340
Stock-based compensation	11,904	5,381
Other expenses(1)	5,374	3,429
Adjusted EBITDA	$19,922	$16,864

(1) Other expenses include employer taxes on equity vesting/exercises, severance and certain non-recurring costs.

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
Interest income
Interest income consists primarily of interest earned by the Company on bank balances, offset by interest expense (including deferred financing costs) on any outstanding borrowings. See “Liquidity and Capital Resources-General and Indebtedness.”

Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024	2023	Change ($)	Change (%)
(in thousands)
Revenue	$415,243	$386,276	$28,967	7.5%
Operating expenses:
Provider expense	320,336	302,255	18,081	6.0%
Cost of platform	54,057	44,730	9,327	20.9%
Sales and marketing	6,085	5,286	799	15.1%
General and administrative	32,121	25,951	6,170	23.8%
Depreciation and amortization	1,821	1,340	481	35.9%
Total operating expenses	414,420	379,562	34,858	9.2%
Operating income	823	6,714	(5,891)	(87.7)%
Interest income, net	(2,984)	(1,813)	(1,171)	64.6%
Income before provision for income taxes	3,807	8,527	(4,720)	(55.4)%
Provision for income taxes	751	2,125	(1,374)	(64.7)%
Net income	3,056	6,402	(3,346)	(52.3)%
Less: Net income (loss) attributable to non-controlling interests	72	(922)	994	(107.8)%
Net income attributable to Privia Health Group, Inc.	$2,984	$7,324	$(4,340)	(59.3)%
Revenue
The following table presents our revenues disaggregated by source:

	For the Three Months Ended March 31,
(Dollars in Thousands)	2024	2023	Change ($)	Change (%)
FFS-patient care	$274,823	$227,789	$47,034	20.6%
FFS-administrative services	29,076	26,396	2,680	10.2%
Capitated revenue	51,304	78,260	(26,956)	(34.4)%
Shared savings	47,464	43,928	3,536	8.0%
Care management fees (PMPM)	10,603	8,558	2,045	23.9%
Other Revenue	1,973	1,345	628	46.7%
Total Revenue	$415,243	$386,276	$28,967	7.5%
Three months ended March 31, 2024 and 2023
Revenue was $415.2 million for the three months ended March 31, 2024, an increase from $386.3 million for the three months ended March 31, 2023. Key drivers of this revenue growth include: FFS–patient care revenue and FFS-administrative services, which increased $47.0 million and $2.7 million, primarily attributable to the addition of new providers and increase in visit volume; shared savings revenue, which increased $3.6 million primarily due to more Attributed Lives in Medicare programs as well as continued strong performance in our value based care programs; and an increase in PMPM revenue of $2.0 million primarily due to increased Attributed Lives. The decrease in capitated revenue of $27.0 million during the three months ended March 31, 2024 is due to renegotiation of capitated arrangements for a more favorable contract structure which is now reflected on a net basis under shared savings during the first quarter of 2024.

Operating Expenses

	For the Three Months Ended March 31,
(Dollars in Thousands)	2024	2023	Change ($)	Change (%)
Operating Expenses:
Provider expense	$320,336	$302,255	$18,081	6.0%
Cost of platform	54,057	44,730	9,327	20.9%
Sales and marketing	6,085	5,286	799	15.1%
General and administrative	32,121	25,951	6,170	23.8%
Depreciation and amortization expense	1,821	1,340	481	35.9%
Total operating expenses	$414,420	$379,562	$34,858	9.2%
Provider expenses
Provider expenses were $320.3 million for the three months ended March 31, 2024 compared to $302.3 million for the same period in 2023. The increase was driven primarily by higher FFS-patient care revenue and growth in Implemented Providers during the first quarter of 2024.
Cost of platform
Cost of platform expenses were $54.1 million for the three months ended March 31, 2024 compared to $44.7 million for the same period in 2023. The increase was driven by an increase in salaries and benefits of $4.0 million related to continued growth during the three months ended March 31, 2024 compared the same period in 2023 and an increase in platform costs of $1.6 million, primarily related to an increase in Implemented Providers.
Sales and marketing
Sales and marketing expenses were $6.1 million for the three months ended March 31, 2024 compared to $5.3 million for the same period in 2023. The increase was primarily driven by an increase in salaries and benefits of $0.6 million during the three months ended March 31, 2024 compared to the same period in 2023.
General and administrative
General and administrative expenses were $32.1 million for the three months ended March 31, 2024 compared to $26.0 million for the same period in 2023. The increase was driven by the increase of $4.4 million in stock-based compensation expense, which is primarily attributed to 2023 equity awards being granted during the second quarter of 2023 compared to the first quarter in 2024, and an increase in non-recurring expenses of $2.2 million.
Depreciation and amortization expense
Depreciation and amortization expenses were $1.8 million for the three months ended March 31, 2024 compared to $1.3 million for the same period in 2023, This increase was primarily driven by amortization of intangible assets related to acquisitions during the third and fourth quarters of 2023.
Interest income, net
Interest income was a net interest income amount of $(3.0) million for the three months ended March 31, 2024 compared to $(1.8) million for the same period in 2023. The increase is due to an increase in the rate of interest earned on cash in our bank accounts in 2023.
Provision for income taxes
The provision for income taxes was $0.8 million for the three months ended March 31, 2024, compared to the provision for income taxes of $2.1 million for the same period in 2023. The change was primarily attributable to the estimated tax rate for the year and additional excess tax benefits stemming from share based compensation related stock option exercise and restricted stock vesting events.
Net income (loss) attributable to non-controlling interests
Net income attributable to non-controlling interests was de minimis for the three months ended March 31, 2024 compared to a (loss) of $(0.9) million during the same period in 2023.

Liquidity and Capital Resources
General
To date, we have financed our operations principally through sale of our equity, payments received from various payers and through borrowings under the prior Credit Agreement. As of March 31, 2024, we had cash and cash equivalents of $351.1 million. Our cash and cash equivalents primarily consist of highly liquid investments in money market funds and cash.
We believe that our cash and cash equivalents, together with cash flows from operations, will provide adequate resources to fund our short-term and long-term operating and capital needs. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary because of, and our future capital requirements will depend on many factors, including our growth rate, and the timing and extent of spending to increase our sales and marketing activities. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may in the future seek a credit facility with a financial institution for long term capital structure flexibility, and we may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, and financial condition would be adversely affected.
Indebtedness
See Note 6 “Debt” for discussion on our Credit Facilities.
Cash Flows
Our cash requirements within the next twelve months include provider liabilities, accounts payable and accrued liabilities, and purchase commitments and other obligations. We expect the cash required to meet these obligations to be primarily generated through cash flows from operations and our available cash. Based on current and anticipated levels of operations, we anticipate that net cash provided by operating activities, together with the available cash on hand at March 31, 2024, should be adequate to meet anticipated cash requirements for the short term (next 12 months) and long term (beyond 12 months).
The following table presents a summary of our condensed consolidated cash flows from operating, investing and financing activities for the periods indicated.

	For the Three Months Ended March 31,
	2024	2023
(in thousands)
Condensed Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(33,137)	$(13,384)
Net cash used in investing activities	(5,713)	(24,856)
Net cash provided by financing activities	475	1,477
Net decrease in cash and cash equivalents	$(38,375)	$(36,763)
Operating Activities
Net cash used in operating activities was $33.1 million for the three months ended March 31, 2024, an increase from $13.4 million for the same period in 2023. Significant changes impacting net cash used in operating activities for the three months ended March 31, 2024 compared to the same period in 2023 were as follows:
•A decrease of $(55.3) million in accounts receivable, for the three months ended March 31, 2024 compared to the same period in 2023 of $(71.3) million, a difference of $16.0 million. The decrease is primarily driven by the renegotiation of at-risk capitated arrangements during the three months ended March 31, 2024.
•A decrease in net income of $3.3 million compared to the same period in 2023. Net income was $3.1 million for the three months ended March 31, 2024 compared to income of $6.4 million for the same period in 2023, primarily driven by the increase in stock-based compensation expense during the three months ended March 31, 2024 when compared to the same period in 2023.
•An increase of $24.2 million in provider liability for the three months ended March 31, 2024 compared to an increase of $51.9 million during the same period in 2023, a difference of $(27.7) million. The decrease is primarily due to a decrease in provider expense related to renegotiation of at-risk capitated arrangements during the three months ended March 31, 2024.

Investing Activities
Net cash used in investing activities was $5.7 million for the three months ended March 31, 2024 compared to $24.9 million during the same period in 2023, primarily due to Privia’s investments in new markets during the first quarter of 2023.
Financing Activities
Net cash provided by financing activities was $0.5 million for the three months ended March 31, 2024, a decrease from net cash provided of $1.5 million for financing activities for the same period in 2023. The decrease is primarily due to the lower receipt of proceeds from stock options exercised during the three months ended March 31, 2024.
Contractual Obligations, Commitments and Contingencies
Operating Leases. The Company leases office space under various operating lease agreements. The initial terms of these leases range from 2 to 9 years and generally provide for periodic rent increases, renewal, and termination operations. Total rent expense under operating leases was $0.7 million for both the three months ended March 31, 2024 and 2023.
Off Balance Sheet Obligations. We do not have any off-balance sheet arrangements as of March 31, 2024.
Commitments and Contingencies. See Note 10, “Commitments and Contingencies” for further discussion on our commitments and contingencies.
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
There have been no changes to the critical accounting policies reported in the Annual Report that affect our significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes.
Interest Rate Risk
Our primary market risk exposure is changing prime rate-based interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. Our Credit Agreement bears interest at a base rate plus applicable margin, with the base rate being the higher of the Prime Rate or the Federal Funds Rate plus 0.50%. In no event will the base rate be less than 1.0%. As of March 31, 2024, the Company had no outstanding debt under the Credit Agreement.
Inflation Risk
Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2024.
Changes to our Internal Controls over Financial Reporting
There were no changes made to the Company’s internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in the Company’s Annual Report filed with the SEC.
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

ITEM 3. DEFAULT UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the first quarter of 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6.    EXHIBITS

Exhibit Number	Description

10.1
Transition Letter Agreement dated as of January 25, 2024, between the Company and Thomas Bartrum (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 29, 2024).

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

Privia Health Group, Inc.

Dated:	May 09, 2024	/s/ David Mountcastle
Name: David Mountcastle
Title: Executive Vice President, Chief Financial Officer and Authorized Officer