Form 10-Q
period 2024-06-30
Privia Health Group, Inc.
filed 2024-08-08
CIK 1759655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 2, 2024, the registrant had outstanding 119,564,972 shares of common stock.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include factors related to, among other things:
•the heavily regulated industry in which we operate, and any failure by us to comply with applicable healthcare laws and government regulations, which could result in our incurring financial penalties and becoming excluded from participating in government health care programs;
•the impact of changes in applicable laws, rules or regulations, including with respect to health plans and payers and our relationships with such plans and payers, and provisions that impact Medicare and Medicaid programs;
•our dependence on relationships with Medical Groups (defined herein), some of which we do not own;
•our growth strategy, which may not prove viable and we may not realize expected results;
•difficulties implementing our proprietary end-to-end, cloud-based technology solution (the “Privia Technology Solution”) for Privia Physicians (defined herein) and new Medical Groups;
•the high level of competition in our industry and any failure by us to compete effectively and innovate;
•challenges in successfully establishing a presence in new geographic markets;
•our reliance on our electronic medical record (“EMR”) vendor, athenahealth, Inc., which the Privia Technology Solution is integrated and built upon;
•changes in the payer mix of patients and potential decreases in our reimbursement rates as a result of consolidation among commercial payers;
•the financial and operational impact of our compliance with various complex and changing federal and state privacy and security laws and regulations related to our use, disclosure, and other processing of personal information and protected health information, including the Health Insurance Portability and Accountability Act of 1996;
•the impact of actual and potential cybersecurity incidents or privacy or security breaches involving us, our vendors or other third parties;
•the continued availability of a qualified workforce, including staff at our Medical Groups, and the continued upward pressure on compensation for such workforce; and
•other risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”) and our other filings with the Securities and Exchange Commission (“SEC”).

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

Part I - Financial Information
ITEM 1. FINANCIAL STATEMENTS
Privia Health Group, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$387,352	$389,511
Accounts receivable	370,055	290,768
Prepaid expenses and other current assets	22,264	20,525
Total current assets	779,671	700,804
Non-current assets:
Property and equipment, net	1,747	2,325
Operating right-of-use asset	5,704	6,612
Intangible assets, net	104,576	107,630
Goodwill	139,457	138,749
Deferred tax asset	31,304	35,200
Other non-current assets	15,162	8,580
Total non-current assets	297,950	299,096
Total assets	$1,077,621	$999,900

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$60,818	$57,831
Provider liability	366,125	326,078
Operating lease liabilities, current	2,649	3,043
Total current liabilities	429,592	386,952
Non-current liabilities:
Operating lease liabilities, non-current	4,109	5,246
Other non-current liabilities	313	313
Total non-current liabilities	4,422	5,559
Total liabilities	434,014	392,511
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.01 par value, 1,000,000,000 and 1,000,000,000 shares authorized; 119,479,134 and 118,216,979 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	1,194	1,182
Additional paid-in capital	781,376	753,869
Accumulated deficit	(187,163)	(193,614)
Total Privia Health Group, Inc. stockholders’ equity	595,407	561,437
Non-controlling interest	48,200	45,952
Total stockholders’ equity	643,607	607,389
Total liabilities and stockholders’ equity	$1,077,621	$999,900
The accompanying notes are an integral part of these condensed consolidated financial statements.

Privia Health Group, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

Revenue	$422,326	$413,351	$837,569	$799,627

Operating expenses:
Provider expense	322,536	321,718	642,872	623,973
Cost of platform	57,106	50,200	111,163	94,930
Sales and marketing	6,852	5,956	12,937	11,242
General and administrative	28,916	26,808	61,037	52,759
Depreciation and amortization	1,818	1,690	3,639	3,030
Total operating expenses	417,228	406,372	831,648	785,934
Operating income	5,098	6,979	5,921	13,693
Interest (income), net	(2,966)	(817)	(5,950)	(2,630)
Income before provision for income taxes	8,064	7,796	11,871	16,323
Provision for income taxes	3,421	1,436	4,172	3,561
Net income	4,643	6,360	7,699	12,762
Less: Net income (loss) attributable to non-controlling interests	1,176	(914)	1,248	(1,836)
Net income attributable to Privia Health Group, Inc.	$3,467	$7,274	$6,451	$14,598
Net income per share attributable to Privia Health Group, Inc. stockholders – basic	$0.03	$0.06	$0.05	$0.13
Net income per share attributable to Privia Health Group, Inc. stockholders – diluted	$0.03	$0.06	$0.05	$0.12
Weighted average common shares outstanding – basic	119,301,350	116,161,251	118,902,095	115,588,313
Weighted average common shares outstanding – diluted	125,317,908	124,570,875	125,315,681	124,467,343
The accompanying notes are an integral part of these condensed consolidated financial statements.

Privia Health Group, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)

(in thousands except share amounts)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity attributable to Privia Health Group, Inc.	Non-controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2022	114,690,808	$1,148	$714,639	$(216,693)	$499,094	$19,955	$519,049
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	779,153	11	1,466	—	1,477	—	1,477
Stock-based compensation expense	—	—	5,381	—	5,381	—	5,381
Contributed non-controlling interest	—	—	—	—	—	24,212	24,212
Net income (loss)	—	—	—	7,324	7,324	(922)	6,402
Balance at March 31, 2023	115,469,961	1,159	721,486	(209,369)	513,276	43,245	556,521
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	1,636,931	12	4,294	—	4,306	—	4,306
Stock-based compensation expense	—	—	9,247	—	9,247	—	9,247
Repurchase of non-controlling interest	—	—	(8,871)	—	(8,871)	3,177	(5,694)
Contributed non-controlling interest	—	—	—	—	—	569	569
Net income (loss)	—	—	—	7,274	7,274	(914)	6,360
Balance at June 30, 2023	117,106,892	$1,171	$726,156	$(202,095)	$525,232	$46,077	$571,309

Balance at December 31, 2023	118,216,979	$1,182	$753,869	$(193,614)	$561,437	$45,952	$607,389
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	461,923	5	470	—	475	—	475
Stock-based compensation expense	—	—	11,904	—	11,904	—	11,904
Net income	—	—	—	2,984	2,984	72	3,056
Balance at March 31, 2024	118,678,902	1,187	766,243	(190,630)	576,800	46,024	622,824
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	800,232	7	742	—	749	—	749
Stock-based compensation expense	—	—	14,391	—	14,391	—	14,391
Contributed non-controlling interest	—	—	—	—	—	1,000	1,000
Net income	—	—	—	3,467	3,467	1,176	4,643
Balance at June 30, 2024	119,479,134	$1,194	$781,376	$(187,163)	$595,407	$48,200	$643,607

The accompanying notes are an integral part of these condensed consolidated financial statements.

Privia Health Group, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income	$7,699	$12,762
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	585	581
Amortization of intangibles	3,054	2,449
Stock-based compensation	26,295	14,628
Deferred tax expense	3,896	3,259
Changes in asset and liabilities:
Accounts receivable	(79,287)	(130,235)
Prepaid expenses and other current assets	(1,739)	(1,850)
Other non-current assets and right-of-use asset	(676)	473
Accounts payable and accrued expenses	2,987	(3,967)
Provider liability	40,047	97,944
Operating lease liabilities	(1,531)	(1,789)
Other long-term liabilities	—	(32)
Net cash provided by (used in) operating activities	1,330	(5,777)
Cash from investing activities
Business acquisitions, net of cash acquired	(707)	(24,856)
Other	(5,006)	(72)
Net cash used in investing activities	(5,713)	(24,928)
Cash flows from financing activities
Proceeds from exercised stock options	1,224	5,783
Repurchase of non-controlling interest	—	(5,694)
Contributed non-controlling interest	1,000	569
Net cash provided by financing activities	2,224	658
Net decrease in cash and cash equivalents	(2,159)	(30,047)
Cash and cash equivalents at beginning of period	389,511	347,992
Cash and cash equivalents at end of period	$387,352	$317,945

Supplemental disclosure of cash flow information:
Interest paid	$156	$57
Income taxes paid	$2,881	$599

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
As of June 30, 2024, Privia operated in fourteen markets: 1) the Mid-Atlantic Region (states of Virginia, Maryland and the District of Columbia); 2) Georgia; 3) the Gulf Coast Region (Houston, Texas); 4) North Texas (Dallas/Fort Worth, Texas); 5) West Texas (Abilene, Texas); 6) Central Florida; 7) Tennessee; 8) California; 9) Montana; 10) Ohio; 11) North Carolina; 12) Connecticut; 13) Washington state; and 14) South Carolina.
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
The results of operations for the three and six months ended June 30, 2024, are not indicative of the results to be expected for the full fiscal year ending December 31, 2024. The condensed consolidated balance sheet at December 31, 2023 was derived from audited annual financial statements but does not contain all disclosures required by GAAP. In the opinion of management, all adjustments (consisting of only normal and recurring adjustments) considered necessary for a fair statement have been included.
The Company described its significant accounting policies in Note 1 of the notes to consolidated financial statements for the year ended December 31, 2023 in the Annual Report on Form 10-K. During the six months ended June 30, 2024, there were no significant changes to those accounting policies and estimates.
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
The Company evaluated its relationship with (a) Non-Owned Medical Groups and their Affiliated Practices, (b) Friendly Medical Groups and their Affiliated Practices, and (c) Affiliated Practices associated with Owned Medical Groups to determine if any of these entities should be subject to consolidation. The Company does not have ownership interest in any Affiliated Practices (whether those of Owned Medical Groups, Non-Owned Medical Groups or Friendly Medical Groups); nor does the Company have an ownership in Non-Owned Medical Groups. The Physician Member Services Agreement (“PMSA”) and support services agreement (“SSA”) entered by Non-Owned Medical Groups and Friendly Medical Groups with their Privia Physician members and the Affiliated Practices are not contractual relationships within Privia’s legal structure. The only contractual relationship between Privia and Non-Owned Medical Groups is established through the MSA. For Friendly Medical Groups, in addition to the MSA, the Company has a contractual relationship, evidenced by a restriction agreement (each a “Restriction Agreement”) with licensed physicians holding a Privia leadership position (“Nominee Physicians”) and their respective Friendly Medical Groups. Management has determined, based on the provisions of the MSAs between the Company and Non-Owned Medical Groups, and after considering the requirements of Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“ASC 810”), the Company is not required to consolidate the financial position or results of operations of the Affiliated Practices associated with Owned Medical Groups; nor is it required to consolidate the financial position or results of operations of Non-Owned Medical Groups (and, therefore, the Company is not required to consolidate the Affiliated Practices of the Non-Owned Medical Groups). However, management has determined, based on the provisions of the Restriction Agreement on the Nominee Physician (“Friendly PC”) and the governing documents of the Friendly Medical Groups after considering the requirements of ASC 810, that the Company should consolidate the financial position and results of operations of the Friendly Medical Groups and the Friendly PCs.
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
The characteristics of both (a) and (b) do not exist and as such the Non-Owned Medical Groups do not represent VIEs. Accordingly, the Company has not consolidated the financial position, results of operations or cash flows of the Non-Owned Medical Groups that are affiliated with the Company by means of a service agreement for the three and six months ended June 30, 2024 and 2023. Each time that it enters into a new service agreement or enters into a material amendment to an existing service agreement, the Company considers whether the terms of that agreement or amendment would change the elements it considers in accordance with the VIE guidance. The same analysis was performed for the Affiliated Practices of Owned Medical Groups, which have contractual relationships with Privia through the SSA, and the Company determined they do not represent VIEs as they do not meet the criteria in ASC 810 for similar reasons as those outlined above.
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
The aggregated carrying value of the Company’s VIE’s for both the current assets and liabilities included in the consolidated balance sheets after elimination of intercompany transactions were $6.0 million as of June 30, 2024 and $6.2 million as of December 31, 2023.

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
2. Revenue Recognition
The following table presents our revenues disaggregated by source:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in Thousands)	2024	2023	2024	2023
FFS-patient care	$275,761	$230,987	$550,584	$458,776
FFS-administrative services	32,132	27,172	61,208	53,568
Capitated revenue	56,438	86,695	107,742	164,955
Shared savings	39,818	52,846	87,282	96,774
Care management fees (PMPM)	16,163	13,568	26,766	22,126
Other revenue	2,014	2,083	3,987	3,428
Total revenue	$422,326	$413,351	$837,569	$799,627
Fee-for-service (“FFS”) patient care is primarily generated from third-party payers with which the Company has established contractual billing arrangements. The following table presents the approximate percentages by source of net revenue received for healthcare services we provided for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Commercial insurers	70%	69%	70%	69%
Government payers	14%	15%	14%	15%
Patient	16%	16%	16%	16%
	100%	100%	100%	100%
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
Contract Asset
The Company has the following contract assets:

(Dollars in Thousands)	June 30, 2024	December 31, 2023
Balances for contracts with customers
Accounts receivable	$370,055	$290,768
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
3. Goodwill and Intangible Assets, Net
For the purposes of the goodwill impairment assessment, the Company as a whole is considered to be a reporting unit. The Company recognizes the excess of the purchase price, plus the fair value of any non-controlling interests in the acquiree, over the fair value of identifiable net assets acquired as goodwill. The Company performs a qualitative assessment on goodwill at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. If it is determined in the qualitative assessment that the fair value of a reporting unit is more likely than not below its carrying amount, then the Company will perform a quantitative impairment test. The quantitative goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. Any excess in the carrying value of a reporting unit’s goodwill over its fair value is recognized as an impairment loss, limited to the total amount of goodwill allocated to that reporting unit. The Company’s carrying value of goodwill at June 30, 2024 and December 31, 2023 was approximately $139.5 million and $138.7 million, respectively. No indicators of impairment were identified during the six months ended June 30, 2024 and 2023.
A summary of the Company’s intangible assets is as follows:

	June 30, 2024		December 31, 2023
(Dollars in thousands)	Intangible Assets	Accumulated Amortization	Intangible Assets	Accumulated Amortization
Trade names	$4,600	$2,261	$4,600	$2,147
Consumer customer relationships	3,100	2,704	3,100	2,566
Management service agreement	2,200	1,203	2,200	1,134
Physician network	7,446	611	7,446	362
Payer contracts	52,427	3,435	52,427	2,184
MSO service agreement	51,800	6,783	51,800	5,550
	121,573	$16,997	121,573	$13,943
Less accumulated amortization	(16,997)		(13,943)
Intangible assets, net	$104,576		$107,630
The remaining weighted average life of all amortizable intangible assets is approximately 17.7 years at June 30, 2024.
Amortization expense for intangible assets was approximately $1.5 million and $1.4 million for the three months ended June 30, 2024 and 2023, respectively, and $3.1 million and $2.4 million for the six months ended June 30, 2024 and 2023, respectively.

Estimated amortization expense for the Company’s intangible assets for the following five years is as follows:

(Dollars in Thousands)
Remainder of 2024	$2,970
2025	5,857
2026	5,857
2027	5,857
2028	5,857
Thereafter	78,178
Total	$104,576
4. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

(Dollars in Thousands)	June 30, 2024	December 31, 2023
Accounts payable	$9,060	$7,882
Accrued employee compensation and benefits	7,120	5,973
Bonuses payable	8,849	15,073
Other accrued expenses	35,789	28,903
Total accounts payable and accrued expenses	$60,818	$57,831
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
Each period, the Company re-examines previously established provider liability estimates based on actual claim submissions and other changes in facts and circumstances. As more complete claims information becomes available, the Company adjusts its estimates and recognizes those changes in estimates in the period in which the change is identified. The difference between the estimated liability and the actual settlements of claims is recognized in the period in which the claims are settled. The Company’s provider liability balance represents management’s best estimate of its liability for unpaid provider expenses as of June 30, 2024 and 2023. The Company uses judgment to determine the appropriate assumptions for developing the required estimates.
The Company’s liabilities for unpaid medical claims under at-risk capitation arrangements, which are included in Provider liability in the Company’s condensed consolidated balance sheets, were as follows:

	June 30,
(Dollars in Thousands)	2024	2023
Balance, beginning of period	$67,138	$28,617
Incurred health care costs
Current year	104,610	161,016
Prior years	3,305	6,360
Total claims incurred	$107,915	$167,376
Claims Paid
Current year	(47,979)	(102,326)
Prior years	(52,877)	(30,467)
Total claims paid	$(100,856)	$(132,793)
Balance, end of period	$74,197	$63,200

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
As of June 30, 2024, no amounts were outstanding under the Revolving Credit Facility.
Substantially all of the Company’s real and personal property serve as collateral under the above debt arrangements.
7. Income Taxes
The Company recorded a provision for income tax of $3.4 million and $1.4 million for the three months ended June 30, 2024 and 2023, respectively, and $4.2 million and $3.6 million for the six months ended June 30, 2024 and 2023, respectively. This represents an effective tax rate of 35.1% and 21.8% as of June 30, 2024 and 2023, respectively. The effective tax rates for the three and six months ended June 30, 2024, and 2023, respectively, differ from the statutory U.S. federal income tax rate of 21% primarily due to 162(m) limitations, state income taxes, and excess tax benefits related to equity award vesting and exercise events.
Management considers both positive and negative evidence when evaluating the recoverability of our deferred tax assets (“DTAs”). The assessment is required to determine whether, based on all available evidence, it is more likely than not (i.e., greater than a 50% probability) that all or some portion of the DTAs will be realized in the future. As of June 30, 2024 and December 31, 2023, the weight of all available positive evidence was greater than the weight of all negative evidence, so a valuation allowance against the deferred tax asset was not recorded.
8. Stockholders’ Equity
PH Group Holdings Corp Stock Option Plan
Prior to the Company’s initial public offering ("IPO”), the Company granted stock options pursuant to the PH Group Parent Corp. Stock Option Plan (the “PH Parent Option Plan”). The PH Parent Option Plan was originally adopted on January 17, 2014 by PH Group Holdings Corp. as the PH Group Holdings Corp. Stock Option Plan (the “PH Group Option Plan”) for the issuance of stock options to employees of the Company and its subsidiaries, consultants of the Company and employees of Brighton Health Plan Services Holdings Corp. (a wholly-owned subsidiary of Brighton Health Group Holdings, LLC) and its subsidiaries who had performed services for the Company.
Effective August 11, 2016, the PH Group Option Plan was transferred to its parent and became the PH Parent Option Plan. The remaining terms of the PH Group Option Plan remained unchanged following the transfer.
On April 1, 2021, contingent on the consummation of the IPO, the Company’s Board of Directors (the “Board”) approved a modification of the vesting conditions to certain outstanding stock options that were granted to certain employees and consultants under the PH Parent Option Plan. The modification accelerated by one year any time vested options that were not previously 100% vested and modified the vesting condition of the performance-based options to vest 60% at the IPO, 20% 12 months after the IPO and 20% 18 months after the IPO. The modification also accelerated our then-current CEO’s time-based options by an additional four months such that 100% of his time-based options were vested upon the consummation of the IPO. The Company recognized stock-based compensation of $195.1 million in the second quarter of 2021 related to these modifications and recognized an additional $89.9 million of additional stock compensation expense over the eighteen months following the completion of the IPO.
The Company no longer issues grants under the PH Parent Option Plan and no shares of Common Stock are reserved for future issuance thereunder.
2021 Omnibus Incentive Plan
On April 6, 2021, the Board approved the Privia Health Group, Inc. 2021 Omnibus Incentive Plan (the “Plan”) which permits awards in respect of up to 10,278,581 shares of Common Stock. The Plan also provides for an automatic increase on the first day of each fiscal year following the effective date of the Plan by an amount equal to the lesser of (i) 5% of outstanding shares on December 31 of the immediately preceding fiscal year or (ii) such number of shares as determined by the Company’s Compensation Committee in its discretion. The Plan provides for the granting of stock options at a price equal to at least 100% of the fair market value of Common Stock as of the date of grant. The Plan also provides for the granting of Stock Appreciation Rights, Restricted Stock, Restricted Stock Units (“RSUs”), Performance Awards and other cash-based or other stock-based awards, all of which must be granted at not less than the fair market value of Common Stock as of the date of grant. Participants in the Plan may include employees, consultants, other service providers and non-employee directors. On the effective date of the IPO, the Company issued 1,183,871 restricted stock units at the offering price and 3,683,217 options, with an exercise price equal to the offering price. These issuances are expected to generate total stock-based compensation expense of $62.3 million to be recognized over the four year period starting on the effective date of the IPO, as both the RSUs and stock options vest.
2021 Employee Stock Purchase Plan
In April 2021, the Board approved the Company’s 2021 Employee Stock Purchase Plan (“2021 ESPP”). The 2021 ESPP became effective upon the execution of the underwriting agreement for the Company’s IPO in April 2021. Per the 2021 ESPP, shares purchased through the ESPP may be newly issued shares, treasury shares or shares acquired on the open market. The Compensation Committee may elect to increase the total number of shares available for purchase under the 2021 ESPP as of the first day of each Company fiscal year following the effective date of the 2021 ESPP in an amount equal to up to one percent (1%) of the shares issued and outstanding on the immediately preceding December 31; provided that the maximum number of shares that may be issued under the 2021 ESPP in any event shall be 10,278,581 shares. As of June 30, 2024, the Company has reserved 1,027,858 shares of Common Stock for issuance under the 2021 ESPP. As of June 30, 2024, no shares have been purchased under this plan.
Novant Health Private Placement
On March 2, 2023, the Company entered into a strategic alignment agreement (the “Equity Alignment Agreement”) with ChoiceHealth, Inc. (“Novant Sub”), a subsidiary of Novant Health, Inc. (“Novant Health”), in connection with the strategic partnership between the Company and Novant Health entered into in November 2022 to launch Privia Medical Group — North Carolina. A member of the Board is a member of the board of trustees of Novant Health.
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
The Equity Alignment Agreement will renew every four years, subject to the delivery of a third-party valuation opinion. The renewal will be required to use the same issuance triggers, but the number of shares may be adjusted to be consistent with the valuation opinion. The total number of shares of Common Stock issuable to Novant Sub under the Equity Alignment Agreement and all renewals of the Equity Alignment Agreement will be subject to a total cap equal to 19.9% of the total number of shares of Common Stock outstanding as of the effective date of the Equity Alignment Agreement and as of the effective date of all renewals, whichever is lowest.

Stock option activity
The following table summarizes stock option activity under the PH Parent Option Plan and the Plan:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2023	9,820,754	$9.06	7.90	$138,028
Granted	—	—
Exercised	(562,929)	2.02
Forfeited	(15,321)	23.00
Balance at June 30, 2024	9,242,504	$9.47	7.68	$92,202
Exercisable June 30, 2024	8,159,967	$7.65	7.80	$92,071
RSU Activity
The following table summarizes the RSU activity under the Plan:

	Number of Shares	Grant Date Fair Value
Unvested and outstanding at December 31, 2023	2,947,102	$25.18
Granted	2,149,616	22.59
Vested	(757,630)	25.57
Forfeited	(82,460)	25.22
Unvested and outstanding at June 30, 2024	4,256,628	$23.80
PSU Activity
The following table summarizes the PSU activity under the Plan:

	Number of Shares	Grant Date Fair Value
Unvested and outstanding at December 31, 2023	776,029	$31.94
Granted(1)	904,960	22.92
Vested	(15,735)	22.93
Forfeited	(27,573)	29.05
Unvested and outstanding at June 30, 2024	1,637,681	$27.02
(1) During the six months ended June 30, 2024, Privia awarded RSUs in the form of PSUs to certain executive officers and employees which vest after three years, subject to continued employment of the recipients and the achievement of certain performance metric targets. The Company has identified and approved the performance metrics associated with the 2024 fiscal year and the applicable targets for the 2025 and 2026 fiscal years will be established and approved at a later date. The Company has determined that the service inception date precedes the grant date for these awards as (a) the awards were authorized prior to establishing an accounting grant date, (b) the recipients began providing services prior to the grant date, and (c) there are performance conditions that, if not met by the accounting grant date, will result in the forfeiture of the awards. As the service inception date precedes the accounting grant date, the Company recognizes stock-based compensation expense over the requisite service period based on the fair value at each reporting date.

Stock-based compensation expense
Total stock-based compensation expense for the three months ended June 30, 2024 and 2023, was approximately $14.4 million and $9.2 million, respectively, and $26.3 million and $14.6 million for the six months ended June 30, 2024 and 2023, respectively. At June 30, 2024, there was approximately $102.7 million of unrecognized stock-based compensation expense related to unvested options, RSUs and PSUs, net of forfeitures, that is expected to be recognized over a weighted-average period of 1.3 years.
Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in Thousands)	2024	2023	2024	2023
Cost of platform	$4,710	$3,186	$8,597	$5,293
Sales and marketing	1,043	696	1,812	1,097
General and administrative	8,638	5,365	15,886	8,238
Total stock-based compensation	$14,391	$9,247	$26,295	$14,628

9. Commitments and Contingencies
There are no material commitments and contingencies as of June 30, 2024 and December 31, 2023.
10. Concentration of Credit and Revenue Risk
Our financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. While our cash and cash equivalents are managed by reputable financial institutions, the Company’s cash balances with the individual institutions may at times exceed the federally insured limits. Our cash and cash equivalents primarily consist of highly liquid investments in money market funds and cash.
The following table provides the Company’s revenue concentrations with respect to major payers as a percentage of the Company’s total revenues:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in Thousands)	2024	2023	2024	2023
Payer A	29%	30%	30%	30%
Payer B	15%	15%	14%	15%
Payer C	11%	11%	11%	11%
The following table provides the Company’s concentrations of credit risk with respect to major payers as a percentage of receivables, net:

(Dollars in Thousands)	June 30, 2024	December 31, 2023
Payer A	23%	23%
Payer B	18%	18%
Payer C	14%	14%
11. Net Income Per Share
A reconciliation of net income available to common stockholders and the number of shares in the calculation of basic and diluted earnings per share was calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except for share and per share amounts)	2024	2023	2024	2023
Net income attributable to Privia Health Group, Inc. common stockholders	$3,467	$7,274	$6,451	$14,598
Weighted average common shares outstanding - basic	119,301,350	116,161,251	118,902,095	115,588,313
Weighted average common share outstanding - diluted	125,317,908	124,570,875	125,315,681	124,467,343
Earnings per share attributable to Privia Health Group, Inc. common stockholders – basic	$0.03	$0.06	$0.05	$0.13
Earnings per share attributable to Privia Health Group, Inc. common stockholders – diluted	$0.03	$0.06	$0.05	$0.12
The treasury stock method is used to consider the effect of the potentially dilutive stock options. The following outstanding shares of potentially dilutive securities were excluded from computation of diluted loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Six Months Ended June 30,
	2024	2023
Potentially dilutive stock options to purchase common stock, RSUs and PSUs	8,723,227	6,013,289
Total potentially dilutive shares	8,723,227	6,013,289

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
GAAP Financial Measures
•    Revenue was $422.3 million and $413.4 million for the three months ended June 30, 2024 and 2023, respectively, and $837.6 million and $799.6 million for the six months ended June 30, 2024 and 2023, respectively;
•    Gross profit was $98.3 million and $90.2 million for the three months ended June 30, 2024 and 2023, respectively, and $191.6 million and $173.2 million for the six months ended June 30, 2024 and 2023, respectively;
•    Operating income was $5.1 million and $7.0 million for the three months ended June 30, 2024 and 2023, respectively, and $5.9 million and $13.7 million for the six months ended June 30, 2024 and 2023, respectively; and
•    Net income attributable to Privia Health Group, Inc. was $3.5 million and $7.3 million, for the three months ended June 30, 2024 and 2023, respectively, and $6.5 million and $14.6 million for the six months ended June 30, 2024 and 2023, respectively.
Key Metrics and Non-GAAP Financial Measures
•    Practice Collections were $728.0 million and $700.0 million for the three months ended June 30, 2024 and 2023, respectively, and $1.44 billion and $1.36 billion for the six months ended June 30, 2024 and 2023, respectively;
•    Care Margin was $99.8 million and $91.6 million for the three months ended June 30, 2024 and 2023, respectively, and $194.7 million and $175.7 million for the six months ended June 30, 2024 and 2023, respectively;

•    Platform Contribution was $47.4 million and $44.6 million for the three months ended June 30, 2024 and 2023, respectively, and $92.1 million and $86.0 million for the six months ended June 30, 2024 and 2023, respectively; and
•    Adjusted EBITDA was $22.0 million and $19.3 million for the three months ended June 30, 2024 and 2023, respectively, and $41.9 million and $36.2 million for the six months ended June 30, 2024 and 2023, respectively.
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
FFS Revenue
We generate FFS-patient care revenue when we collect reimbursements for FFS medical services provided by Privia Providers. Our agreements with our providers have a multi-year term length and we have historically experienced a 96% provider retention rate, both of which lead to a highly predictable and recurring revenue model. Our FFS contracts with payer partners typically contain annual rate inflators and enhanced commercial FFS rates given our scale in each of our markets. As a result of receiving these rate inflators and enhancements, if we continue to be successful in expanding our provider base, we expect revenue will grow year-over-year in absolute dollars. In addition, in our FFS-patient care revenue, we include collections generated from ancillary services such as clinical laboratory, imaging and pharmacy operations. We also generate FFS-administrative services revenue by providing administration and management services to medical groups which are not owned or consolidated by us. FFS-patient care revenue represented 65.3% and 55.9% of total revenue for the three months ended June 30, 2024 and 2023, respectively, and 65.7% and 57.4% for the six months ended June 30, 2024 and 2023, respectively. FFS-administrative services revenue represented 7.6% and 6.6% of total revenue for the three months ended June 30, 2024 and 2023, respectively, and 7.3% and 6.7% for the six months ended June 30, 2024 and 2023, respectively.
VBC Revenue
Over time, we create incremental value for our provider partners by enabling them to succeed in VBC arrangements. We generate VBC revenue when our Privia Providers are reimbursed through traditional FFS Medicare, MSSP, Medicare Advantage, commercial payers and other existing and emerging direct payer and employer contracting programs. Given recent regulatory and utilization headwinds in Medicare Advantage, the Company renegotiated certain capitation agreements for more favorable contract structures with potential, positive contribution margin in 2024. As a result of the renegotiated agreements, effective January 1, 2024, approximately 19,800 Attributed Lives moved from capitated revenue, which is recorded on a gross basis, to shared savings revenue, which is recorded on a net basis. These lives are still managed, but our results are recorded on a net shared savings revenue basis. The revenue is primarily collected in the form of (i) Capitated revenue earned by providing healthcare services to Medicare Advantage attributed beneficiaries for a defined group of services including professional, institutional and pharmacy through a contract that is typically known as an “at-risk contract,” (ii) Shared savings earned based on improved quality and lower cost of care for our Attributed Lives in VBC incentive arrangements and (iii) Care management fees to cover costs of services typically not reimbursed under traditional FFS payment models, including population management, care coordination, advanced technology and analytics. VBC revenue represented 26.6% and 37.0% of total revenue for the three months ended June 30, 2024 and 2023, respectively, and 26.5% and 35.5% for the six months ended June 30, 2024 and 2023, respectively.
Other Revenue
The remainder of our revenue is derived from leveraging our existing base of providers and patients to deliver value-oriented services such as virtual visits, virtual scribes and coding. Other revenue represented 0.5% of total revenue for both the three months ended June 30, 2024 and 2023, respectively, and 0.5% and 0.4% for the six months ended June 30, 2024 and 2023, respectively.
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
During 2023, the Company entered four new markets through partnerships or affiliations with clinically integrated networks, health systems and independent group practices in Connecticut, Ohio, Washington state and South Carolina.
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
Currently, the total number of Privia-owned ACOs is nine, serving beneficiaries across the District of Columbia and eleven states, including California, Connecticut, Florida, Georgia, Maryland, Montana, North Carolina, Tennessee, Texas, Virginia, and Washington state.
During 2022 and 2023, we entered into capitated payer arrangements. Capitated revenue is generated through what is typically known as an “at-risk contract.” At-risk capitation refers to a model in which the Company is entitled to fixed monthly fees from the third-party payer in exchange for providing healthcare services to attributed beneficiaries in Medicare Advantage plans. The fees are typically based on a percentage of the defined premium that payers receive from Centers for Medicare and Medicaid Services (“CMS”). The Company is responsible for providing or paying for the cost of healthcare services required by those attributed beneficiaries. At-risk capitated fees are recorded gross in revenues because the Company is acting as a principal in arranging for, providing, and controlling the managed healthcare services provided to the attributed beneficiaries. Given recent regulatory and utilization headwinds in Medicare Advantage, the Company renegotiated certain capitation agreements for more favorable contract structures with potential, positive contribution margin in 2024. As a result of the renegotiated agreements, effective January 1, 2024, approximately 19,800 Attributed Lives moved from capitated revenue, which is recorded on a gross basis, to shared savings revenue, which is recorded on a net basis.

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
We launched Privia Care Partners on January 1, 2022 to offer a more flexible affiliation model for providers who do not desire to join one of our Medical Groups. This model aggregates providers solely for VBC contracts without the necessity for providers to change EMR providers. We furnish population health services, reporting and analytics to such providers along with a menu of management services from which providers may choose. During 2023, several Privia Care Partners’ providers transitioned to our Privia Medical Group model, which demonstrates the flexibility of our operating model and technology platform, as well as the ability to support physicians wherever they are in their transition value-based care. As of January 1, 2024, approximately 1,350 providers with approximately 200,000 Attributed Lives are participating in the Privia Care Partners model.
Key Metrics and Non-GAAP Financial Measures
We review a number of operating and financial metrics, including the following key metrics and non-GAAP financial measures, to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plans, and make strategic decisions.
Key Metrics

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Implemented Providers (as of end of period)	4,504	3,870	4,504	3,870
Attributed Lives (in thousands) (as of end of period)	1,200	1,084	1,200	1,084
Practice Collections (1) ($ in millions)	$728.0	$700.0	$1,435.7	$1,358.9
(1) We define Practice Collections as the total collections from all practices in all markets and all sources of reimbursement (FFS, VBC and other) that we receive for delivering care and providing our platform and associated services. Practice Collections differ from revenue by including collections from Non-Owned Medical Groups.
Implemented Providers
We define Implemented Providers as the total of all service professionals on Privia Health’s platform at the end of a given period who are credentialed by Privia Health and bill for medical services, in both Owned and Non-Owned Medical Groups during that period. This includes, but is not limited to, physicians, physician assistants, and nurse practitioners. We believe that growth in the number of Implemented Providers is a key indicator of the performance of our business and expected revenue growth. This growth depends, in part, on our ability to successfully add new practices in existing markets and expand into new markets. The number of Implemented Providers increased 16.4% as of June 30, 2024 compared to June 30, 2023, due to organic growth in our healthcare delivery business as well as our entrances into the Ohio, Connecticut, Washington state and South Carolina markets.
Attributed Lives
We define Attributed Lives as any patient that a payer deems attributed to Privia to deliver care as part of a VBC arrangement through a provider of primary care services as of the end of a particular period. The number of Attributed Lives is an important measure that impacts the amount of VBC revenue we receive. Attributed Lives increased 10.7% as of June 30, 2024 compared to June 30, 2023, due to our entrances into the Ohio and Washington state markets, as well as organic growth.
Practice Collections
We define Practice Collections as the total collections from all practices in all markets and all sources of reimbursement (FFS, VBC and other) that we receive for delivering care and providing our platform and associated services. Practice Collections differ from revenue by adding collections from Non-Owned Medical Groups. FFS arrangements accounted for 83.3% and 74.8% of our practice collections for the three months ended June 30, 2024 and 2023, respectively, and 83.5% and 75.8% for the six months ended June 30,

2024 and 2023, respectively. VBC accounted for 16.4% and 24.9% of Practice Collections for the three months ended June 30, 2024 and 2023, respectively, and 16.3% and 24.0% for the six months ended June 30, 2024 and 2023, respectively.
Practice Collections increased 4.0% for the three months ended June 30, 2024 when compared to the same period in 2023 and 5.7% for the six months ended June 30, 2024 compared to the same period in 2023, primarily due to organic growth of our healthcare delivery business and our entrances into the Ohio, Connecticut, Washington state and South Carolina markets.
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(amounts in thousands, except for percentages)	2024	2023	2024	2023
Care Margin (1) ($)	$99,790	$91,633	$194,697	$175,654
Platform Contribution (1) ($)	$47,394	$44,619	$92,131	$86,017
Platform Contribution Margin (1) (%)	47.5%	48.7%	47.3%	49.0%
Adjusted EBITDA (1) ($)	$22,023	$19,312	$41,945	$36,176
Adjusted EBITDA Margin (1) (%)	22.1%	21.1%	21.5%	20.6%
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

Care Margin
We define Care Margin as Gross Profit excluding amortization of intangible assets. Gross Profit is defined as total revenue less provider expenses and amortization of intangible assets. Our Care Margin generated from FFS revenue is contractual and recurring in nature, and primarily based on an individually negotiated percentage of collections for each practice that joins Privia. Our Care Margin generated from VBC revenue is based on a percentage of care management fees and shared savings collected. We view Care Margin as all of the dollars available for us to manage our business, including providing administrative support to our practices, investing in sales and marketing to attract new providers to the Privia Platform, and supporting the organization through our corporate infrastructure. We expect Care Margin will grow year-over-year in absolute dollars as we continue to expand our provider base. We would also expect our care management and shared savings economics in our VBC arrangements to improve on a per patient basis as we manage towards lower total cost of care for our Attributed Lives and move towards higher risk/higher reward VBC arrangements over time. Care Margin increased 8.9% for the three months ended June 30, 2024 when compared to the same period in 2023 due to organic growth of our medical practice business and increased 10.8% for the six months ended June 30, 2024 when compared to the same period in 2023 due to organic growth of our medical practice business. As a percentage of revenue, Care Margin increased to 23.6% for the three months ended June 30, 2024 from 22.2% for the same period in 2023 and increased to 23.2% for the six months ended June 30, 2024, compared to 22.0% during the same period in 2023, due to renegotiated certain at-risk Capitation agreements for a more favorable contract structure which is now reflected on a net basis under shared savings starting with the first quarter of 2024.
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

The following table provides a reconciliation of gross profit, the most closely comparable GAAP financial measure, to Care Margin:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited and amounts in thousands)	2024	2023	2024	2023
Revenue	$422,326	$413,351	$837,569	$799,627
Provider expense	(322,536)	(321,718)	(642,872)	(623,973)
Amortization of intangible assets	(1,527)	(1,399)	(3,054)	(2,449)
Gross Profit	$98,263	$90,234	$191,643	$173,205
Amortization of intangible assets	1,527	1,399	3,054	2,449
Care margin	$99,790	$91,633	$194,697	$175,654
Platform Contribution
We define Platform Contribution as Gross Profit, excluding amortization of intangible assets, less cost of platform and excluding stock-based compensation expense included in cost of platform. The following table provides a reconciliation of gross profit, the most closely comparable GAAP financial measure, to Platform Contribution. We consider Platform Contribution to be an important measure to monitor our performance, specific to pricing of our services, direct costs of delivering care, and cost of our platform and associated services. As a provider spends a longer time on the Privia Platform, we expect the Platform Contribution from that provider to increase both in terms of absolute dollars as well as a percent of Care Margin. We expect that this increase will be driven by improving per provider revenue economics over time as well as our ability to generate operating leverage on our in-market infrastructure costs. Platform Contribution increased 6.2% for the three months ended June 30, 2024 when compared to the same period in 2023 and increased 7.1% for the six months ended June 30, 2024 when compared to the same period in 2023, in each case due to organic growth of our medical practice business and new market entries.
The following table provides a reconciliation of gross profit, the most closely comparable GAAP financial measure, to Platform Contribution:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited and amounts in thousands)	2024	2023	2024	2023
Revenue	$422,326	$413,351	$837,569	$799,627
Provider expense	(322,536)	(321,718)	(642,872)	(623,973)
Amortization of intangible assets	(1,527)	(1,399)	(3,054)	(2,449)
Gross Profit	$98,263	$90,234	$191,643	$173,205
Amortization of intangible assets	1,527	1,399	3,054	2,449
Cost of platform	(57,106)	(50,200)	(111,163)	(94,930)
Stock-based compensation(1)	4,710	3,186	8,597	5,293
Platform Contribution	$47,394	$44,619	$92,131	$86,017
(1) Amount represents stock-based compensation expense included in cost of platform.
Platform Contribution Margin
We define Platform Contribution Margin as Platform Contribution as a percentage of Care Margin. We consider Platform Contribution Margin to be an important measure to monitor our performance, specific to pricing of our services, direct costs of delivering care, and cost of our platform and associated services. As a provider spends a longer time on the Privia Platform, we expect the Platform Contribution from that provider to increase both in terms of absolute dollars as well as a percent of Care Margin. We expect that this increase will be driven by improving per provider revenue economics over time as well as our ability to generate operating leverage on our in-market infrastructure costs. Platform Contribution Margin was 47.5% for three months ended June 30, 2024 compared to 48.7% during the same period in 2023 and 47.3% for the six months ended June 30, 2024 compared to 49.0% during the same period in 2023. The year over year decrease in Platform Contribution Margin is primarily related to costs associated with the entry into new markets.
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

Adjusted EBITDA
We define Adjusted EBITDA as net income excluding interest income, interest expense, non-controlling expense/income, depreciation and amortization, stock-based compensation, severance, other one time or non-recurring expenses, employer taxes on equity vesting/exercises and the provision for income taxes. We include Adjusted EBITDA because it is an important measure by which our management assesses and believes investors should assess our operating performance. We consider Adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis. Adjusted EBITDA has limitations as an analytical tool including: (i) Adjusted EBITDA does not reflect the impact of stock-based compensation expense, and (ii) Adjusted EBITDA does not reflect interest expense on any debt we may incur or the cash requirements necessary to service interest or principal payments on such debt. Adjusted EBITDA increased 14.0% for the three months ended June 30, 2024, when compared to the same period in 2023 and 15.9% for the six months ended June 30, 2024 compared to the same period in 2023, in each case due to organic growth of our medical practice business, new market entries, and growth in Attributed Lives.
Adjusted EBITDA Margin
We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of Care Margin. We included Adjusted EBITDA Margin because it is an important measure by which our management assesses and believes investors should assess our operating performance. We consider Adjusted EBITDA Margin to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis. Adjusted EBITDA Margin was 22.1% for three months ended June 30, 2024 an increase from 21.1% for the same period in 2023 and 21.5% for the six months ended June 30, 2024, an increase from 20.6% for the same period in 2023, due to organic growth of our medical practice business and new market entries.
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
The following table provides a reconciliation of net income attributable to the Company, the most closely comparable GAAP financial measure, to Adjusted EBITDA:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited and amounts in thousands)	2024	2023	2024	2023

Net income	$3,467	$7,274	$6,451	$14,598
Net income (loss) attributable to non-controlling interests	1,176	(914)	1,248	(1,836)
Provision for income taxes	3,421	1,436	4,172	3,561
Interest (income), net	(2,966)	(817)	(5,950)	(2,630)
Depreciation and amortization	1,818	1,690	3,639	3,030
Stock-based compensation	14,391	9,247	26,295	14,628
Other expenses(1)	716	1,396	6,090	4,825
Adjusted EBITDA	$22,023	$19,312	$41,945	$36,176

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
General and administrative
Corporate, general and administrative expenses include employee-related expenses, including salaries and related costs and stock-based compensation, technology infrastructure, occupancy costs, operations, clinical and quality support, finance, legal, human resources, and business development departments.
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

Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024	2023	Change ($)	Change (%)	2024	2023	Change ($)	Change (%)
(in thousands)
Revenue	$422,326	$413,351	$8,975	2.2%	$837,569	$799,627	$37,942	4.7%
Operating expenses:
Provider expense	322,536	321,718	818	0.3%	642,872	623,973	18,899	3.0%
Cost of platform	57,106	50,200	6,906	13.8%	111,163	94,930	16,233	17.1%
Sales and marketing	6,852	5,956	896	15.0%	12,937	11,242	1,695	15.1%
General and administrative	28,916	26,808	2,108	7.9%	61,037	52,759	8,278	15.7%
Depreciation and amortization	1,818	1,690	128	7.6%	3,639	3,030	609	20.1%
Total operating expenses	417,228	406,372	10,856	2.7%	831,648	785,934	45,714	5.8%
Operating income	5,098	6,979	(1,881)	(27.0)%	5,921	13,693	(7,772)	(56.8)%
Interest (income), net	(2,966)	(817)	(2,149)	263.0%	(5,950)	(2,630)	(3,320)	126.2%
Income before provision for income taxes	8,064	7,796	268	3.4%	11,871	16,323	(4,452)	(27.3)%
Provision for income taxes	3,421	1,436	1,985	138.2%	4,172	3,561	611	17.2%
Net income	4,643	6,360	(1,717)	(27.0)%	7,699	12,762	(5,063)	(39.7)%
Less: Net income (loss) attributable to non-controlling interests	1,176	(914)	2,090	(228.7)%	1,248	(1,836)	3,084	(168.0)%
Net income attributable to Privia Health Group, Inc.	$3,467	$7,274	$(3,807)	(52.3)%	$6,451	$14,598	$(8,147)	(55.8)%
Revenue
The following table presents our revenues disaggregated by source:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(Dollars in Thousands)	2024	2023	Change ($)	Change (%)	2024	2023	Change ($)	Change (%)
FFS-patient care	$275,761	$230,987	$44,774	19.4%	$550,584	$458,776	$91,808	20.0%
FFS-administrative services	32,132	27,172	4,960	18.3%	61,208	53,568	7,640	14.3%
Capitated revenue	56,438	86,695	(30,257)	(34.9)%	107,742	164,955	(57,213)	(34.7)%
Shared savings	39,818	52,846	(13,028)	(24.7)%	87,282	96,774	(9,492)	(9.8)%
Care management fees (PMPM)	16,163	13,568	2,595	19.1%	26,766	22,126	4,640	21.0%
Other Revenue	2,014	2,083	(69)	(3.3)%	3,987	3,428	559	16.3%
Total Revenue	$422,326	$413,351	$8,975	2.2%	$837,569	$799,627	$37,942	4.7%
Three months ended June 30, 2024 and 2023
Revenue was $422.3 million for the three months ended June 30, 2024, an increase from $413.4 million for the three months ended June 30, 2023. Key drivers of this revenue growth include: FFS–patient care revenue and FFS-administrative services, which increased $44.8 million and $5.0 million, primarily attributable to the addition of new providers and increase in visit volume; and an increase in PMPM revenue of $2.6 million primarily due to growth in Attributed Lives. The decrease in capitated revenue of $(30.3) million during the three months ended June 30, 2024 is due to renegotiation of capitated arrangements for a more favorable contract structure which is now reflected on a net basis under shared savings starting with the first quarter of 2024; and a decrease in shared savings revenue of $(13.0) million primarily due to timing of certain shared savings accruals and settlements, partially offset by more Attributed Lives in Medicare programs and continued strong performance in our value based care programs in the aggregate.

Six months ended June 30, 2024 and 2023
Revenue was $837.6 million for the six months ended June 30, 2024, an increase from $799.6 million for the same period in 2023. Key drivers of this revenue growth include an increase in FFS–patient care revenue and FFS-administrative services, which increased $91.8 million and $7.6 million, respectively, due to the addition of new providers and increase in visit volumes; and PMPM revenue, which increased $4.6 million primarily attributable to growth in Attributed Lives. The decrease in capitated revenue in 2024 of $(57.2) million due to the renegotiation of capitated arrangements for a more favorable contract structure which is now reflected on a net basis under shared shavings starting with the first quarter of 2024; and a decrease in shared savings revenue of $(9.5) million primarily due to timing of certain shared savings accruals and settlements, partially offset by more Attributed Lives in Medicare programs and continued strong performance in our value based care programs in the aggregate.
Operating Expenses

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(Dollars in Thousands)	2024	2023	Change ($)	Change (%)	2024	2023	Change ($)	Change (%)
Operating Expenses:
Provider expense	$322,536	$321,718	$818	0.3%	$642,872	$623,973	$18,899	3.0%
Cost of platform	57,106	50,200	6,906	13.8%	111,163	94,930	16,233	17.1%
Sales and marketing	6,852	5,956	896	15.0%	12,937	11,242	1,695	15.1%
General and administrative	28,916	26,808	2,108	7.9%	61,037	52,759	8,278	15.7%
Depreciation and amortization expense	1,818	1,690	128	7.6%	3,639	3,030	609	20.1%
Total operating expenses	$417,228	$406,372	$10,856	2.7%	$831,648	$785,934	$45,714	5.8%
Provider expenses
Provider expenses were $322.5 million for the three months ended June 30, 2024 compared to $321.7 million for the same period in 2023, and $642.9 million for the six months ended June 30, 2024 compared to $624.0 million for the same period in 2023. The increase was driven primarily by higher FFS-patient care revenue and growth in Implemented Providers during 2024.
Cost of platform
Cost of platform expenses were $57.1 million for the three months ended June 30, 2024 compared to $50.2 million for the same period in 2023. The increase was driven by an increase in salaries and benefits of $2.2 million related to continued growth during the three months ended June 30, 2024 compared to the same period in 2023, an increase in platform costs of $1.8 million, primarily related to an increase in Implemented Providers, and an increase in stock-based compensation expense of $1.5 million, primarily related to an increase in stock-based awards granted in 2024 compared to 2023.
Cost of platform expenses were $111.2 million for the six months ended June 30, 2024 compared to $94.9 million for the same period in 2023. The increase was driven by an increase in salaries and benefits of $6.1 million related to continued growth during the six months ended June 30, 2024 compared to the same period in 2023, an increase in platform costs of $3.4 million primarily related to an increase in Implemented Providers, an increase of $3.3 million in stock-based compensation expense primarily related to an additional quarter of expense due to timing of the 2023 equity awards being granted during the second quarter of 2023 compared to 2024 equity awards being granted during the first quarter of 2024, and an increase of $1.7 million in professional services related to additional consulting services.
Sales and marketing
Sales and marketing expenses were $6.9 million for the three months ended June 30, 2024 compared to $6.0 million for the same period in 2023. The increase was primarily driven by an increase in salaries and benefits of $0.6 million during the three months ended June 30, 2024 compared to the same period in 2023.
Sales and marketing expenses were $12.9 million for the six months ended June 30, 2024 compared to $11.2 million for the same period in 2023. The increase was driven primarily by an increase in salaries and benefits of $1.2 million.
General and administrative
General and administrative expenses were $28.9 million for the three months ended June 30, 2024 compared to $26.8 million for the same period in 2023. The increase was driven by the increase of $3.3 million in stock-based compensation expense, which is primarily attributed an increase in stock-based awards granted in 2024 compared to 2023.
General and administrative expenses were $61.0 million for the six months ended June 30, 2024 compared to $52.8 million for the same period in 2023. The increase was driven by the increase of $7.6 million in stock-based compensation expense which is primarily related to an additional quarter of expense due to timing of the 2023 equity awards being granted during the second quarter of 2023 compared to 2024 equity awards being granted during the first quarter of 2024.
Depreciation and amortization expense
Depreciation and amortization expenses were $1.8 million for the three months ended June 30, 2024 compared to $1.7 million for the same period in 2023, and $3.6 million for the six months ended June 30, 2024 compared to $3.0 million for the same period in 2023 This increase was primarily driven by amortization of intangible assets related to acquisitions during the third and fourth quarters of 2023.
Interest (income), net
Interest (income) was a net interest income amount of $(3.0) million for the three months ended June 30, 2024 compared to $(0.8) million for the same period in 2023, and $(6.0) million for the six months ended June 30, 2024 compared to $(2.6) million for the same period in 2023. The increase is due to an increase in the rate of interest earned on cash in our bank accounts in 2023.
Provision for income taxes
The provision for income taxes was $3.4 million for the three months ended June 30, 2024, compared to the provision for income taxes of $1.4 million for the same period in 2023. The change was primarily attributable to the estimated tax rate for the year and fewer excess tax benefits stemming from share based compensation related stock option exercise and restricted stock vesting events.
The provision for income taxes was $4.2 million for the six months ended June 30, 2024, an increase from the provision for income taxes of $3.6 million for the same period in 2023. The provision for income taxes for the six months ended June 30, 2024 is primarily the result of pre-tax income offset by non-deductible stock-based compensation expense related to the vesting terms of options in connection with the Company’s IPO and its impact on the annualized effective tax rate applied to the six months ended June 30, 2024. The provision for income taxes for the six months ended June 30, 2023 is primarily the result of the pre-tax income offset by the non-deductible stock-based compensation expense related to the vesting terms of options in connection with the Company’s IPO and its impact on the annualized effective tax rate applied to the six months ended June 30, 2023.
Net income (loss) attributable to non-controlling interests
Net income attributable to non-controlling interests was $1.2 million for the three months ended June 30, 2024, an increase compared to a (loss) of $(0.9) million during the same period in 2023. The change is primarily related to the ramp up of new markets entered into during 2023.
Net income attributable to non-controlling interest was $1.2 million for the six months ended June 30, 2024 an increase compared to a (loss) of $(1.8) million during the same period in 2023. The change is primarily related to the ramp up of new markets entered into during 2023.
Liquidity and Capital Resources
General
To date, we have financed our operations principally through sale of our equity, payments received from various payers and through borrowings under the prior Credit Agreement. As of June 30, 2024, we had cash and cash equivalents of $387.4 million. Our cash and cash equivalents primarily consist of highly liquid investments in money market funds and cash.
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

Indebtedness
See Note 6 “Debt” for discussion on our Credit Facilities.
Cash Flows
Our cash requirements within the next twelve months include provider liabilities, accounts payable and accrued liabilities, and purchase commitments and other obligations. We expect the cash required to meet these obligations to be primarily generated through cash flows from operations and our available cash. Based on current and anticipated levels of operations, we anticipate that net cash provided by operating activities, together with the available cash on hand at June 30, 2024, should be adequate to meet anticipated cash requirements for the short term (next 12 months) and long term (beyond 12 months).
The following table presents a summary of our condensed consolidated cash flows from operating, investing and financing activities for the periods indicated.

	For the Six Months Ended June 30,
	2024	2023
(in thousands)
Condensed Consolidated Statements of Cash Flows Data:
Net cash provided by (used in) operating activities	$1,330	$(5,777)
Net cash used in investing activities	(5,713)	(24,928)
Net cash provided by financing activities	2,224	658
Net decrease in cash and cash equivalents	$(2,159)	$(30,047)
Operating Activities
Net cash provided by operating activities was $1.3 million for the six months ended June 30, 2024, compared to cash used in operating activities of $(5.8) million for the same period in 2023. Significant changes impacting net cash provided by operating activities for the six months ended June 30, 2024 compared to net cashed (used in) operating activities for the same period in 2023 were as follows:
•An increase of $40.0 million in provider liability for the six months ended June 30, 2024 compared to an increase of $97.9 million during the same period in 2023, a difference of $(57.9) million. The change is primarily due to a decrease in provider expense related to renegotiation of at-risk capitated arrangements during the six months ended June 30, 2024.
•A decrease of $(79.3) million in accounts receivable, for the six months ended June 30, 2024 compared to the same period in 2023 of $(130.2) million, a difference of $50.9 million. The change is primarily driven by the renegotiation of at-risk capitated arrangements during the six months ended June 30, 2024.
•A decrease in net income of $(5.1) million compared to the same period in 2023. Net income was $7.7 million for the six months ended June 30, 2024 compared to income of $12.8 million for the same period in 2023, primarily driven by the increase in stock-based compensation expense during the six months ended June 30, 2024 when compared to the same period in 2023.
Investing Activities
Net cash used in investing activities was $5.7 million for the six months ended June 30, 2024 compared to $24.9 million during the same period in 2023, primarily due to Privia’s investments in new markets during the first quarter of 2023.
Financing Activities
Net cash provided by financing activities was $2.2 million for the six months ended June 30, 2024, an increase from net cash provided of $0.7 million for financing activities for the same period in 2023. The change is primarily due to the repurchase of a non-controlling interest in 2023, partially offset by a decrease in proceeds from stock options exercised during the six months ended June 30, 2024 compared to the same period in 2023.
Contractual Obligations, Commitments and Contingencies
Operating Leases. The Company leases office space under various operating lease agreements. The initial terms of these leases range from 2 to 9 years and generally provide for periodic rent increases, renewal, and termination of operations. Total rent expense under operating leases was $0.8 million and $0.7 million for the three months ended June 30, 2024 and 2023, and $1.4 million for each of the six months ended June 30, 2024 and 2023, respectively.
Off Balance Sheet Obligations. We do not have any off-balance sheet arrangements as of June 30, 2024.
Commitments and Contingencies. See Note 9, “Commitments and Contingencies” for further discussion on our commitments and contingencies.

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
Interest Rate Risk
Our primary market risk exposure is changing prime rate-based interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. Our Credit Agreement bears interest at a base rate plus applicable margin, with the base rate being the higher of the Prime Rate or the Federal Funds Rate plus 0.50%. In no event will the base rate be less than 1.0%. As of June 30, 2024, the Company had no outstanding debt under the Credit Agreement.
Inflation Risk
Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2024.
Changes to our Internal Controls over Financial Reporting
There were no changes made to the Company’s internal control over financial reporting during the three and six months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are currently involved in, and may in the future become involved in, legal proceedings, claims and investigations in the ordinary course of our business, including medical malpractice and consumer claims. Although the results of these legal proceedings, claims and investigations cannot be predicted with certainty, we do not believe that the final outcome of any matters that we are currently involved in are reasonably likely to have a material adverse effect on our business, financial condition or results of operations. Regardless of final outcomes, however, any such proceedings, claims, and investigations may nonetheless impose a significant burden on management and employees, be costly to defend, or result in unfavorable or adverse preliminary or interim rulings.
ITEM 1A. RISK FACTORS
In addition to the information in this report and other filings with the SEC, readers should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report. There have been no material changes to the risk factors disclosed in the Company’s Annual Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3. DEFAULT UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On May 15, 2024, Parth Mehrotra, the Company’s Chief Executive Officer and a member of the Board, terminated a trading plan for the sale of securities intended to satisfy the affirmative defense conditions of Rule 10b5-1 of the Exchange Act, which he adopted on August 16, 2023 and was scheduled to end on November 15, 2024, with a duration of approximately one year (“the Terminated Mehrotra Plan”). The aggregate amount of securities that could have been sold under the Terminated Mehrotra Plan was 456,972. On June 11, 2024, Mr. Mehrotra adopted a new trading plan for the sale of securities that is intended to satisfy the affirmative defense conditions of Rule 10b5-1 of the Exchange Act (the “New Mehrotra Plan”). The first possible trade date under the New Mehrotra Plan is September 10, 2024, and the end date of the New Mehrotra Plan is May 16, 2025, for a duration of approximately eight months. The New Mehrotra Plan provides for the exercise of 252,477 stock options granted in 2018, 2019 and 2020 and the sale of the number of shares that are necessary to cover all exercise costs, fees and tax withholding obligations incurred in connection with the exercise of such options. The balance of the shares acquired upon the exercise of such options will be held directly by Mr. Mehrotra.
On June 3, 2024, Shawn Morris, a member of the Board, adopted a new trading plan for the sale of securities that is intended to satisfy the affirmative defense conditions of Rule 10b5-1 of the Exchange Act (the "New Morris Plan"). The first possible trade date under the New Morris Plan is September 3, 2024, and the end date of the New Morris Plan is May 15, 2025, for a duration of approximately eight months. The aggregate amount of securities that may be sold under the New Morris Plan is 2,500,000.

Item 6.    EXHIBITS

Exhibit Number	Description

3.1	Second Amended & Restated Certificate of Incorporation of Privia Health Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 23, 2024).

3.2	Fourth Amended & Restated Bylaws of Privia Health Group, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 23, 2024).

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, filed herewith.

101.INS	Inline XBRL Instance Document **

101.SCH	Inline XBRL Taxonomy Schema **

101.CAL	Inline XBRL Taxonomy Definition **

101.DEF	Inline XBRL Taxonomy Calculation **

101.LAB	Inline XBRL Taxonomy Labels **

101.PRE	XBRL Taxonomy Presentation **

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)**
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

Privia Health Group, Inc.

Dated:	August 08, 2024	/s/ David Mountcastle
Name: David Mountcastle
Title: Executive Vice President, Chief Financial Officer and Authorized Officer