Form 10-Q
period 2024-09-30
Privia Health Group, Inc.
filed 2024-11-07
CIK 1759655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 1, 2024, the registrant had outstanding 120,001,355 shares of common stock.

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

Part I - Financial Information
ITEM 1. FINANCIAL STATEMENTS
Privia Health Group, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$421,997	$389,511
Accounts receivable	408,959	290,768
Prepaid expenses and other current assets	22,797	20,525
Total current assets	853,753	700,804
Non-current assets:
Property and equipment, net	1,456	2,325
Operating right-of-use asset	5,288	6,612
Intangible assets, net	103,070	107,630
Goodwill	139,457	138,749
Deferred tax asset	27,569	35,200
Other non-current assets	14,972	8,580
Total non-current assets	291,812	299,096
Total assets	$1,145,565	$999,900

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$65,641	$57,831
Provider liability	411,252	326,078
Operating lease liabilities, current	2,580	3,043
Total current liabilities	479,473	386,952
Non-current liabilities:
Operating lease liabilities, non-current	3,597	5,246
Other non-current liabilities	313	313
Total non-current liabilities	3,910	5,559
Total liabilities	483,383	392,511
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.01 par value, 1,000,000,000 and 1,000,000,000 shares authorized; 119,953,176 and 118,216,979 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	1,199	1,182
Additional paid-in capital	797,315	753,869
Accumulated deficit	(183,628)	(193,614)
Total Privia Health Group, Inc. stockholders’ equity	614,886	561,437
Non-controlling interest	47,296	45,952
Total stockholders’ equity	662,182	607,389
Total liabilities and stockholders’ equity	$1,145,565	$999,900
The accompanying notes are an integral part of these condensed consolidated financial statements.

Privia Health Group, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

Revenue	$437,921	$417,282	$1,275,490	$1,216,909

Operating expenses:
Provider expense	336,501	325,222	979,373	949,195
Cost of platform	56,068	50,324	167,231	145,254
Sales and marketing	7,047	7,241	19,984	18,483
General and administrative	30,695	27,228	91,732	79,987
Depreciation and amortization	1,797	1,731	5,436	4,761
Total operating expenses	432,108	411,746	1,263,756	1,197,680
Operating income	5,813	5,536	11,734	19,229
Interest income, net	2,164	2,894	8,114	5,524
Income before provision for income taxes	7,977	8,430	19,848	24,753
Provision for income taxes	3,999	2,488	8,171	6,049
Net income	3,978	5,942	11,677	18,704
Less: Net income (loss) attributable to non-controlling interests	443	299	1,691	(1,537)
Net income attributable to Privia Health Group, Inc.	$3,535	$5,643	$9,986	$20,241
Net income per share attributable to Privia Health Group, Inc. stockholders – basic	$0.03	$0.05	$0.08	$0.17
Net income per share attributable to Privia Health Group, Inc. stockholders – diluted	$0.03	$0.05	$0.08	$0.16
Weighted average common shares outstanding – basic	119,658,574	117,602,059	119,156,368	116,266,938
Weighted average common shares outstanding – diluted	125,751,006	124,924,442	125,457,540	124,646,849
The accompanying notes are an integral part of these condensed consolidated financial statements.

Privia Health Group, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)

(in thousands except share amounts)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity attributable to Privia Health Group, Inc.	Non-controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2022	114,690,808	$1,148	$714,639	$(216,693)	$499,094	$19,955	$519,049
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	779,153	11	1,466	—	1,477	—	1,477
Stock-based compensation expense	—	—	5,381	—	5,381	—	5,381
Contributed non-controlling interest	—	—	—	—	—	24,212	24,212
Net income (loss)	—	—	—	7,324	7,324	(922)	6,402
Balance at March 31, 2023	115,469,961	1,159	721,486	(209,369)	513,276	43,245	556,521
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	1,636,931	12	4,294	—	4,306	—	4,306
Stock-based compensation expense	—	—	9,247	—	9,247	—	9,247
Repurchase of non-controlling interest	—	—	(8,871)	—	(8,871)	3,177	(5,694)
Contributed non-controlling interest	—	—	—	—	—	569	569
Net income (loss)	—	—	—	7,274	7,274	(914)	6,360
Balance at June 30, 2023	117,106,892	1,171	726,156	(202,095)	525,232	46,077	571,309
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	897,652	9	2,996	—	3,005	—	3,005
Stock-based compensation expense	—	—	10,801	—	10,801	—	10,801
Net income	—	—	—	5,643	5,643	299	5,942
Balance at September 30, 2023	118,004,544	$1,180	$739,953	$(196,452)	$544,681	$46,376	$591,057

Balance at December 31, 2023	118,216,979	$1,182	$753,869	$(193,614)	$561,437	$45,952	$607,389
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	461,923	5	470	—	475	—	475
Stock-based compensation expense	—	—	11,904	—	11,904	—	11,904
Net income	—	—	—	2,984	2,984	72	3,056
Balance at March 31, 2024	118,678,902	1,187	766,243	(190,630)	576,800	46,024	622,824
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	800,232	7	742	—	749	—	749
Stock-based compensation expense	—	—	14,391	—	14,391	—	14,391
Contributed non-controlling interest	—	—	—	—	—	1,000	1,000
Net income	—	—	—	3,467	3,467	1,176	4,643
Balance at June 30, 2024	119,479,134	1,194	$781,376	(187,163)	595,407	48,200	643,607
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	474,042	5	833	—	838	—	838
Stock-based compensation expense	—	—	15,106	—	15,106	—	15,106
Contributed non-controlling interest	—	—	—	—	—	653	653
Distribution to non-controlling interest	—	—	—	—	—	(2,000)	(2,000)
Net income	—	—	—	3,535	3,535	443	3,978
Balance at September 30, 2024	119,953,176	$1,199	$797,315	$(183,628)	$614,886	$47,296	$662,182

The accompanying notes are an integral part of these condensed consolidated financial statements.

Privia Health Group, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net income	$11,677	$18,704
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	876	878
Amortization of intangibles	4,560	3,883
Stock-based compensation	41,401	25,429
Deferred tax expense	7,631	5,179
Changes in asset and liabilities:
Accounts receivable	(118,191)	(156,219)
Prepaid expenses and other current assets	(4,272)	(2,801)
Other non-current assets and right-of-use asset	(70)	(1,246)
Accounts payable and accrued expenses	7,810	1,489
Provider liability	85,174	123,930
Operating lease liabilities	(2,112)	(2,510)
Other long-term liabilities	—	(32)
Net cash provided by operating activities	34,484	16,684
Cash from investing activities
Business acquisitions, net of cash acquired	(707)	(37,858)
Other	(5,006)	(90)
Net cash used in investing activities	(5,713)	(37,948)
Cash flows from financing activities
Proceeds from exercised stock options	2,062	8,788
Repurchase of non-controlling interest	—	(5,694)
Contributed from non-controlling interest	1,653	569
Net cash provided by financing activities	3,715	3,663
Net increase (decrease) in cash and cash equivalents	32,486	(17,601)
Cash and cash equivalents at beginning of period	389,511	347,992
Cash and cash equivalents at end of period	$421,997	$330,391

Supplemental disclosure of cash flow information:
Interest paid	$222	$40
Income taxes paid	$3,525	$1,019

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
As of September 30, 2024, Privia operated in fourteen markets: 1) the Mid-Atlantic Region (states of Virginia, Maryland and the District of Columbia); 2) Georgia; 3) the Gulf Coast Region (Houston-San Antonio-Austin Texas); 4) North Texas (Dallas/Fort Worth, Texas); 5) West Texas (Abilene, Texas); 6) Central Florida; 7) Tennessee; 8) California; 9) Montana; 10) Ohio; 11) North Carolina; 12) Connecticut; 13) Washington state; and 14) South Carolina.
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
The results of operations for the three and nine months ended September 30, 2024, are not indicative of the results to be expected for the full fiscal year ending December 31, 2024. The condensed consolidated balance sheet at December 31, 2023 was derived from audited annual financial statements but does not contain all disclosures required by GAAP. In the opinion of management, all adjustments (consisting of only normal and recurring adjustments) considered necessary for a fair statement have been included.
The Company described its significant accounting policies in Note 1 of the notes to consolidated financial statements for the year ended December 31, 2023 in the Annual Report on Form 10-K. During the nine months ended September 30, 2024, there were no significant changes to those accounting policies and estimates.
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
The characteristics of both (a) and (b) do not exist and as such the Non-Owned Medical Groups do not represent VIEs. Accordingly, the Company has not consolidated the financial position, results of operations or cash flows of the Non-Owned Medical Groups that are affiliated with the Company by means of a service agreement for the three and nine months ended September 30, 2024 and 2023. Each time that it enters into a new service agreement or enters into a material amendment to an existing service agreement, the Company considers whether the terms of that agreement or amendment would change the elements it considers in accordance with the VIE guidance. The same analysis was performed for the Affiliated Practices of Owned Medical Groups, which have contractual relationships with Privia through the SSA, and the Company determined they do not represent VIEs as they do not meet the criteria in ASC 810 for similar reasons as those outlined above.
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

The aggregated carrying value of the Company’s VIE’s for both the current assets and liabilities included in the consolidated balance sheets after elimination of intercompany transactions were $6.5 million as of September 30, 2024 and $6.2 million as of December 31, 2023.
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
2. Revenue Recognition
The following table presents our revenues disaggregated by source:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in Thousands)	2024	2023	2024	2023
FFS-patient care	$283,278	$245,569	$833,862	$704,346
FFS-administrative services	30,697	29,845	91,906	83,413
Capitated revenue	53,393	88,526	161,135	253,481
Shared savings	47,438	33,530	134,720	130,304
Care management fees (PMPM)	21,060	17,778	47,826	39,904
Other revenue	2,055	2,034	6,041	5,461
Total revenue	$437,921	$417,282	$1,275,490	$1,216,909
Fee-for-service (“FFS”) patient care is primarily generated from third-party payers with which the Company has established contractual billing arrangements. The following table presents the approximate percentages by source of net revenue received for healthcare services we provided for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Commercial insurers	71%	72%	70%	70%
Government payers	15%	14%	14%	15%
Patient	14%	14%	16%	15%
	100%	100%	100%	100%
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
Contract Asset
The Company has the following contract assets:

(Dollars in Thousands)	September 30, 2024	December 31, 2023
Balances for contracts with customers
Accounts receivable	$408,959	$290,768
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
3. Goodwill and Intangible Assets, Net
For the purposes of the goodwill impairment assessment, the Company as a whole is considered to be a reporting unit. The Company recognizes the excess of the purchase price, plus the fair value of any non-controlling interests in the acquiree, over the fair value of identifiable net assets acquired as goodwill. The Company performs a qualitative assessment on goodwill at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. If it is determined in the qualitative assessment that the fair value of a reporting unit is more likely than not below its carrying amount, then the Company will perform a quantitative impairment test. The quantitative goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. Any excess in the carrying value of a reporting unit’s goodwill over its fair value is recognized as an impairment loss, limited to the total amount of goodwill allocated to that reporting unit. The Company’s carrying value of goodwill at September 30, 2024 and December 31, 2023 was approximately $139.5 million and $138.7 million, respectively. No indicators of impairment were identified during the nine months ended September 30, 2024 and 2023.
A summary of the Company’s intangible assets is as follows:

	September 30, 2024		December 31, 2023
(Dollars in thousands)	Intangible Assets	Accumulated Amortization	Intangible Assets	Accumulated Amortization
Trade names	$4,600	$2,319	$4,600	$2,147
Consumer customer relationships	3,100	2,752	3,100	2,566
Management service agreement	2,200	1,238	2,200	1,134
Physician network	7,446	734	7,446	362
Payer contracts	52,427	4,060	52,427	2,184
MSO service agreement	51,800	7,400	51,800	5,550
	121,573	$18,503	121,573	$13,943
Less accumulated amortization	(18,503)		(13,943)
Intangible assets, net	$103,070		$107,630
The remaining weighted average life of all amortizable intangible assets is approximately 17.5 years at September 30, 2024.
Amortization expense for intangible assets was approximately $1.5 million and $1.4 million for the three months ended September 30, 2024 and 2023, respectively, and $4.6 million and $3.9 million for the nine months ended September 30, 2024 and 2023, respectively.

Estimated future amortization expense for the Company’s intangible assets as of September 30, 2024 is as follows:

(Dollars in Thousands)
Remainder of 2024	$1,464
2025	5,857
2026	5,857
2027	5,857
2028	5,857
Thereafter	78,178
Total	$103,070
4. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

(Dollars in Thousands)	September 30, 2024	December 31, 2023
Accounts payable	$6,935	$7,882
Accrued employee compensation and benefits	7,354	5,973
Bonuses payable	13,866	15,073
Other accrued expenses	37,486	28,903
Total accounts payable and accrued expenses	$65,641	$57,831
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
Each period, the Company re-examines previously established provider liability estimates based on actual claim submissions and other changes in facts and circumstances. As more complete claims information becomes available, the Company adjusts its estimates and recognizes those changes in estimates in the period in which the change is identified. The difference between the estimated liability and the actual settlements of claims is recognized in the period in which the claims are settled. The Company’s provider liability balance represents management’s best estimate of its liability for unpaid provider expenses as of September 30, 2024 and 2023. The Company uses judgment to determine the appropriate assumptions for developing the required estimates.
The Company’s liabilities for unpaid medical claims under at-risk capitation arrangements, which are included in Provider liability in the Company’s condensed consolidated balance sheets, were as follows:

	September 30,
(Dollars in Thousands)	2024	2023
Balance, beginning of period	$67,138	$28,617
Incurred health care costs
Current year	156,899	246,004
Prior years	1,384	5,723
Total claims incurred	$158,283	$251,727
Claims Paid
Current year	(97,883)	(185,287)
Prior years	(52,461)	(30,502)
Total claims paid	$(150,344)	$(215,789)
Balance, end of period	$75,077	$64,555

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
As of September 30, 2024, no amounts were outstanding under the Revolving Credit Facility.
Substantially all of the Company’s real and personal property serve as collateral under the above debt arrangements.
7. Income Taxes
The Company recorded a provision for income tax of $4.0 million and $2.5 million for the three months ended September 30, 2024 and 2023, respectively, and $8.2 million and $6.0 million for the nine months ended September 30, 2024 and 2023, respectively. This represents an effective tax rate of 41.2% and 24.4% as of September 30, 2024 and 2023, respectively. The effective tax rates for the three and nine months ended September 30, 2024, and 2023, respectively, differ from the statutory U.S. federal income tax rate of 21% primarily due to 162(m) limitations and state income taxes.
Management considers both positive and negative evidence when evaluating the recoverability of our deferred tax assets (“DTAs”). The assessment is required to determine whether, based on all available evidence, it is more likely than not (i.e., greater than a 50% probability) that all or some portion of the DTAs will be realized in the future. As of September 30, 2024 and December 31, 2023, the weight of all available positive evidence was greater than the weight of all negative evidence, so a valuation allowance against the deferred tax asset was not recorded.
8. Stockholders’ Equity
On April 6, 2021, the Board approved the 2021 Omnibus Incentive Plan (the “Plan”) which permits awards in respect of up to 10,278,581 shares of Common Stock. The Plan also provides for an automatic increase on the first day of each fiscal year following the effective date of the Plan by an amount equal to the lesser of (i) 5% of outstanding shares on December 31 of the immediately preceding fiscal year or (ii) such number of shares as determined by the Company’s Compensation Committee in its discretion. The Plan provides for the granting of stock options at a price equal to at least 100% of the fair market value of Common Stock as of the date of grant. The Plan also provides for the granting of Stock Appreciation Rights, Restricted Stock, Restricted Stock Units (“RSUs”), Performance Awards (“PSUs” and other cash-based or other stock-based awards, all of which must be granted at not less than the fair market value of Common Stock as of the date of grant. As of September 30, 2024, the Company has reserved 1,027,858 shares of Common Stock for issuance under the 2021 Employee Stock Purchase Plan (“2021 ESPP”), and no shares have been purchased under this plan.
Prior to the Company’s initial public offering ("IPO”), the Company granted stock options pursuant to the PH Group Parent Corp. Stock Option Plan (the “PH Parent Option Plan”). The Company no longer issues grants under the PH Parent Option Plan and no shares of Common Stock are reserved for future issuance thereunder. On March 2, 2023, the Company entered into a strategic alignment agreement (the “Equity Alignment Agreement”) with ChoiceHealth, Inc. (“Novant Sub”), a subsidiary of Novant Health,

Inc. (“Novant Health”). No shares have been issued to Novant Sub under the Equity Alignment Agreement as of September 30, 2024. A member of the Board is a member of the board of trustees of Novant Health.
Stock option activity
The following table summarizes stock option activity under the PH Parent Option Plan and the Plan:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2023	9,820,754	$9.06	7.90	$138,028
Granted	—	—
Exercised	(982,108)	2.01
Forfeited	(33,183)	24.56
Balance at September 30, 2024	8,805,463	$9.79	7.36	$90,388
Exercisable September 30, 2024	7,748,249	$7.95	7.47	$90,388
RSU Activity
The following table summarizes the RSU activity under the Plan:

	Number of Shares	Grant Date Fair Value
Unvested and outstanding at December 31, 2023	2,947,102	$25.18
Granted	2,168,676	22.57
Vested	(812,593)	25.70
Forfeited	(152,043)	24.66
Unvested and outstanding at September 30, 2024	4,151,142	$23.73
PSU Activity
The following table summarizes the PSU activity under the Plan:

	Number of Shares	Grant Date Fair Value
Unvested and outstanding at December 31, 2023	776,029	$31.94
Granted(1)	904,960	22.92
Vested	(15,735)	29.93
Forfeited	(27,573)	29.05
Unvested and outstanding at September 30, 2024	1,637,681	$27.02
(1) During the nine months ended September 30, 2024, Privia awarded RSUs in the form of PSUs to certain executive officers and employees which vest after three years, subject to continued employment of the recipients and the achievement of certain performance metric targets. The Company has identified and approved the performance metrics associated with the 2024 fiscal year and the applicable targets for the 2025 and 2026 fiscal years will be established and approved at a later date. The Company has determined that the service inception date precedes the grant date for these awards as (a) the awards were authorized prior to establishing an accounting grant date, (b) the recipients began providing services prior to the grant date, and (c) there are performance conditions that, if not met by the accounting grant date, will result in the forfeiture of the awards. As the service inception date precedes the accounting grant date, the Company recognizes stock-based compensation expense over the requisite service period based on the fair value at each reporting date.

Stock-based compensation expense
Total stock-based compensation expense for the three months ended September 30, 2024 and 2023, was approximately $15.1 million and $10.8 million, respectively, and $41.4 million and $25.4 million for the nine months ended September 30, 2024 and 2023, respectively. At September 30, 2024, there was approximately $86.9 million of unrecognized stock-based compensation expense related to unvested options, RSUs and PSUs, net of forfeitures, that is expected to be recognized over a weighted-average period of 1.2 years.

Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in Thousands)	2024	2023	2024	2023
Cost of platform	$4,905	$3,445	$13,502	$8,739
Sales and marketing	1,130	661	2,943	1,757
General and administrative	9,071	6,695	24,956	14,933
Total stock-based compensation	$15,106	$10,801	$41,401	$25,429
9. Commitments and Contingencies
There are no material commitments and contingencies as of September 30, 2024 and December 31, 2023.
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
The following table provides the Company’s revenue concentrations with respect to major payers as a percentage of the Company’s total revenues:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in Thousands)	2024	2023	2024	2023
Payer A	30%	32%	30%	31%
Payer B	15%	14%	14%	15%
Payer C	11%	11%	11%	11%
The following table provides the Company’s concentrations of credit risk with respect to major payers as a percentage of receivables, net:

(Dollars in Thousands)	September 30, 2024	December 31, 2023
Payer A	25%	23%
Payer B	18%	18%
Payer C	14%	14%
11. Net Income Per Share
A reconciliation of net income available to common stockholders and the number of shares in the calculation of basic and diluted earnings per share was calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except for share and per share amounts)	2024	2023	2024	2023
Net income attributable to Privia Health Group, Inc. common stockholders	$3,535	$5,643	$9,986	$20,241
Weighted average common shares outstanding - basic	119,658,574	117,602,059	119,156,368	116,266,938
Weighted average common share outstanding - diluted	125,751,006	124,924,442	125,457,540	124,646,849
Earnings per share attributable to Privia Health Group, Inc. common stockholders – basic	$0.03	$0.05	$0.08	$0.17
Earnings per share attributable to Privia Health Group, Inc. common stockholders – diluted	$0.03	$0.05	$0.08	$0.16
The treasury stock method is used to consider the effect of the potentially dilutive stock options. The following outstanding shares of potentially dilutive securities were excluded from computation of diluted loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Nine Months Ended September 30,
	2024	2023
Potentially dilutive stock options to purchase common stock, RSUs and PSUs	8,293,114	5,411,217
Total potentially dilutive shares	8,293,114	5,411,217
12. Subsequent Events
In November 2024, the Company announced it had entered the state of Indiana in partnership with a multi-specialty practice.

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
GAAP Financial Measures
•    Revenue was $437.9 million and $417.3 million for the three months ended September 30, 2024 and 2023, respectively, and $1.28 billion and $1.22 billion for the nine months ended September 30, 2024 and 2023, respectively;
•    Gross profit was $99.9 million and $90.6 million for the three months ended September 30, 2024 and 2023, respectively, and $291.6 million and $263.8 million for the nine months ended September 30, 2024 and 2023, respectively;
•    Operating income was $5.8 million and $5.5 million for the three months ended September 30, 2024 and 2023, respectively, and $11.7 million and $19.2 million for the nine months ended September 30, 2024 and 2023, respectively; and
•    Net income attributable to Privia Health Group, Inc. was $3.5 million and $5.6 million, for the three months ended September 30, 2024 and 2023, respectively, and $10.0 million and $20.2 million for the nine months ended September 30, 2024 and 2023, respectively.
Key Metrics and Non-GAAP Financial Measures
•    Practice Collections were $739.9 million and $723.5 million for the three months ended September 30, 2024 and 2023, respectively, and $2.18 billion and $2.08 billion for the nine months ended September 30, 2024 and 2023, respectively;
•    Care Margin was $101.4 million and $92.1 million for the three months ended September 30, 2024 and 2023, respectively, and $296.1 million and $267.7 million for the nine months ended September 30, 2024 and 2023, respectively;

•    Platform Contribution was $50.3 million and $45.2 million for the three months ended September 30, 2024 and 2023, respectively, and $142.4 million and $131.2 million for the nine months ended September 30, 2024 and 2023, respectively; and
•    Adjusted EBITDA was $23.6 million and $18.8 million for the three months ended September 30, 2024 and 2023, respectively, and $65.6 million and $55.0 million for the nine months ended September 30, 2024 and 2023, respectively.
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
FFS Revenue
We generate FFS-patient care revenue when we collect reimbursements for FFS medical services provided by Privia Providers. Our agreements with our providers have a multi-year term length and we have historically experienced a 96% provider retention rate, both of which lead to a highly predictable and recurring revenue model. Our FFS contracts with payer partners typically contain annual rate inflators and enhanced commercial FFS rates given our scale in each of our markets. As a result of receiving these rate inflators and enhancements, if we continue to be successful in expanding our provider base, we expect revenue will grow year-over-year in absolute dollars. In addition, in our FFS-patient care revenue, we include collections generated from ancillary services such as clinical laboratory, imaging and pharmacy operations. We also generate FFS-administrative services revenue by providing administration and management services to medical groups which are not owned or consolidated by us. FFS-patient care revenue represented 64.7% and 58.8% of total revenue for the three months ended September 30, 2024 and 2023, respectively, and 65.4% and 57.9% for the nine months ended September 30, 2024 and 2023, respectively. FFS-administrative services revenue represented 7.0% and 7.2% of total revenue for the three months ended September 30, 2024 and 2023, respectively, and 7.2% and 6.9% for the nine months ended September 30, 2024 and 2023, respectively.
VBC Revenue
Over time, we create incremental value for our provider partners by enabling them to succeed in VBC arrangements. We generate VBC revenue when our Privia Providers are reimbursed through traditional FFS Medicare, MSSP, Medicare Advantage, commercial payers and other existing and emerging direct payer and employer contracting programs. Given recent regulatory and utilization headwinds in Medicare Advantage, the Company renegotiated certain capitation agreements for more favorable contract structures with potential, positive contribution margin in 2024. As a result of the renegotiated agreements, effective January 1, 2024, approximately 19,800 Attributed Lives moved from capitated revenue, which is recorded on a gross basis, to shared savings revenue, which is recorded on a net basis. These lives are still managed, but our results are recorded on a net shared savings revenue basis. The revenue is primarily collected in the form of (i) Capitated revenue earned by providing healthcare services to Medicare Advantage attributed beneficiaries for a defined group of services including professional, institutional and pharmacy through a contract that is typically known as an “at-risk contract,” (ii) Shared savings earned based on improved quality and lower cost of care for our Attributed Lives in VBC incentive arrangements and (iii) Care management fees to cover costs of services typically not reimbursed under traditional FFS payment models, including population management, care coordination, advanced technology and analytics. VBC revenue represented 27.8% and 33.5% of total revenue for the three months ended September 30, 2024 and 2023, respectively, and 26.9% and 34.8% for the nine months ended September 30, 2024 and 2023, respectively.
Other Revenue
The remainder of our revenue is derived from leveraging our existing base of providers and patients to deliver value-oriented services such as virtual visits, virtual scribes and coding. Other revenue represented 0.5% of total revenue for both the three months ended September 30, 2024 and 2023, respectively, and 0.5% and 0.4% for the nine months ended September 30, 2024 and 2023, respectively.

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
During 2023, the Company entered four new markets through partnerships or affiliations with clinically integrated networks, health systems and independent group practices in Connecticut, Ohio, Washington state and South Carolina. In November 2024, the Company announced it had entered the state of Indiana in partnership with a multi-specialty practice.
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
Key Metrics

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Implemented Providers (as of end of period)	4,642	4,105	4,642	4,105
Attributed Lives (in thousands) (as of end of period)	1,247	1,094	1,247	1,094
Practice Collections (1) ($ in millions)	$739.9	$723.5	$2,175.6	$2,082.4
(1) We define Practice Collections as the total collections from all practices in all markets and all sources of reimbursement (FFS, VBC and other) that we receive for delivering care and providing our platform and associated services. Practice Collections differ from revenue by including collections from Non-Owned Medical Groups.
Implemented Providers
We define Implemented Providers as the total of all service professionals on Privia Health’s platform at the end of a given period who are credentialed by Privia Health and bill for medical services, in both Owned and Non-Owned Medical Groups during that period. This includes, but is not limited to, physicians, physician assistants, and nurse practitioners. We believe that growth in the number of Implemented Providers is a key indicator of the performance of our business and expected revenue growth. This growth depends, in part, on our ability to successfully add new practices in existing markets and expand into new markets. The number of Implemented Providers increased 13.1% as of September 30, 2024 compared to September 30, 2023, due to organic growth in our healthcare delivery business as well as our entrances into the Washington state and South Carolina markets.
Attributed Lives
We define Attributed Lives as any patient that a payer deems attributed to Privia to deliver care as part of a VBC arrangement through a provider of primary care services as of the end of a particular period. The number of Attributed Lives is an important measure that impacts the amount of VBC revenue we receive. Attributed Lives increased 14.0% as of September 30, 2024 compared to September 30, 2023, due to our entrance into the Washington state market, as well as organic growth.

Practice Collections
We define Practice Collections as the total collections from all practices in all markets and all sources of reimbursement (FFS, VBC and other) that we receive for delivering care and providing our platform and associated services. Practice Collections differ from revenue by adding collections from Non-Owned Medical Groups. FFS arrangements accounted for 82.5% and 77.3% of our practice collections for the three months ended September 30, 2024 and 2023, respectively, and 83.1% and 76.3% for the nine months ended September 30, 2024 and 2023, respectively. VBC accounted for 17.3% and 22.4% of Practice Collections for the three months ended September 30, 2024 and 2023, respectively, and 16.6% and 23.4% for the nine months ended September 30, 2024 and 2023, respectively.
Practice Collections increased 2.3% for the three months ended September 30, 2024 when compared to the same period in 2023 and 4.5% for the nine months ended September 30, 2024 compared to the same period in 2023, primarily due to organic growth of our healthcare delivery business and our entrances into the Ohio, Washington state and South Carolina markets.
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(amounts in thousands, except for percentages)	2024	2023	2024	2023
Care Margin (1) ($)	$101,420	$92,060	$296,117	$267,714
Platform Contribution (1) ($)	$50,257	$45,181	$142,388	$131,199
Platform Contribution Margin (1) (%)	49.6%	49.1%	48.1%	49.0%
Adjusted EBITDA (1) ($)	$23,624	$18,774	$65,568	$54,950
Adjusted EBITDA Margin (1) (%)	23.3%	20.4%	22.1%	20.5%
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

Care Margin
We define Care Margin as Gross Profit excluding amortization of intangible assets. Gross Profit is defined as total revenue less provider expenses and amortization of intangible assets. Our Care Margin generated from FFS revenue is contractual and recurring in nature, and primarily based on an individually negotiated percentage of collections for each practice that joins Privia. Our Care Margin generated from VBC revenue is based on a percentage of care management fees and shared savings collected. We view Care Margin as all of the dollars available for us to manage our business, including providing administrative support to our practices, investing in sales and marketing to attract new providers to the Privia Platform, and supporting the organization through our corporate infrastructure. We expect Care Margin will grow year-over-year in absolute dollars as we continue to expand our provider base. We would also expect our care management and shared savings economics in our VBC arrangements to improve on a per patient basis as we manage towards lower total cost of care for our Attributed Lives and move towards higher risk/higher reward VBC arrangements over time. Care Margin increased 10.2% for the three months ended September 30, 2024 when compared to the same period in 2023 due to organic growth of our medical practice business and increased 10.6% for the nine months ended September 30, 2024 when compared to the same period in 2023 due to organic growth of our medical practice business. As a percentage of revenue, Care Margin increased to 23.2% for the three months ended September 30, 2024 from 22.1% for the same period in 2023 and increased to 23.2% for the nine months ended September 30, 2024, compared to 22.0% during the same period in 2023, due to renegotiated certain at-risk

Capitation agreements for a more favorable contract structure which is now reflected on a net basis under shared savings starting with the first quarter of 2024.
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

The following table provides a reconciliation of gross profit, the most closely comparable GAAP financial measure, to Care Margin:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited and amounts in thousands)	2024	2023	2024	2023
Revenue	$437,921	$417,282	$1,275,490	$1,216,909
Provider expense	(336,501)	(325,222)	(979,373)	(949,195)
Amortization of intangible assets	(1,506)	(1,434)	(4,560)	(3,883)
Gross Profit	$99,914	$90,626	$291,557	$263,831
Amortization of intangible assets	1,506	1,434	4,560	3,883
Care margin	$101,420	$92,060	$296,117	$267,714
Platform Contribution
We define Platform Contribution as Gross Profit, excluding amortization of intangible assets, less cost of platform and excluding stock-based compensation expense included in cost of platform. The following table provides a reconciliation of gross profit, the most closely comparable GAAP financial measure, to Platform Contribution. We consider Platform Contribution to be an important measure to monitor our performance, specific to pricing of our services, direct costs of delivering care, and cost of our platform and associated services. As a provider spends a longer time on the Privia Platform, we expect the Platform Contribution from that provider to increase both in terms of absolute dollars as well as a percent of Care Margin. We expect that this increase will be driven by improving per provider revenue economics over time as well as our ability to generate operating leverage on our in-market infrastructure costs. Platform Contribution increased 11.2% for the three months ended September 30, 2024 when compared to the same period in 2023 and increased 8.5% for the nine months ended September 30, 2024 when compared to the same period in 2023, in each case due to organic growth of our medical practice business and new market entries.
The following table provides a reconciliation of gross profit, the most closely comparable GAAP financial measure, to Platform Contribution:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited and amounts in thousands)	2024	2023	2024	2023
Revenue	$437,921	$417,282	$1,275,490	$1,216,909
Provider expense	(336,501)	(325,222)	(979,373)	(949,195)
Amortization of intangible assets	(1,506)	(1,434)	(4,560)	(3,883)
Gross Profit	$99,914	$90,626	$291,557	$263,831
Amortization of intangible assets	1,506	1,434	4,560	3,883
Cost of platform	(56,068)	(50,324)	(167,231)	(145,254)
Stock-based compensation(1)	4,905	3,445	13,502	8,739
Platform Contribution	$50,257	$45,181	$142,388	$131,199
(1) Amount represents stock-based compensation expense included in cost of platform.
Platform Contribution Margin
We define Platform Contribution Margin as Platform Contribution as a percentage of Care Margin. We consider Platform Contribution Margin to be an important measure to monitor our performance, specific to pricing of our services, direct costs of delivering care, and cost of our platform and associated services. As a provider spends a longer time on the Privia Platform, we expect the Platform Contribution from that provider to increase both in terms of absolute dollars as well as a percent of Care Margin. We expect that this increase will be driven by improving per provider revenue economics over time as well as our ability to generate operating leverage on our in-market infrastructure costs. Platform Contribution Margin was 49.6% for three months ended September 30, 2024 compared to 49.1% during the same period in 2023 primarily due to organic growth, and 48.1% for the nine months ended September 30, 2024 compared to 49.0% during the same period in 2023. The year over year decrease in Platform Contribution Margin is primarily related to costs associated with the entry into new markets.
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
Adjusted EBITDA
We define Adjusted EBITDA as net income excluding interest income, interest expense, non-controlling expense/income, depreciation and amortization, stock-based compensation, severance, other one time or non-recurring expenses, employer taxes on equity vesting/exercises and the provision for income taxes. We include Adjusted EBITDA because it is an important measure by which our management assesses and believes investors should assess our operating performance. We consider Adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis. Adjusted EBITDA has limitations as an analytical tool including: (i) Adjusted EBITDA does not reflect the impact of stock-based compensation expense, and (ii) Adjusted EBITDA does not reflect interest expense on any debt we may incur or the cash requirements necessary to service interest or principal payments on such debt. Adjusted EBITDA increased 25.8% for the three months ended September 30, 2024, when compared to the same period in 2023 and 19.3% for the nine months ended September 30, 2024 compared to the same period in 2023, in each case due to organic growth of our medical practice business, new market entries, and growth in Attributed Lives.
Adjusted EBITDA Margin
We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of Care Margin. We included Adjusted EBITDA Margin because it is an important measure by which our management assesses and believes investors should assess our operating performance. We consider Adjusted EBITDA Margin to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis. Adjusted EBITDA Margin was 23.3% for three months ended September 30, 2024 an increase from 20.4% for the same period in 2023 and 22.1% for the nine months ended September 30, 2024, an increase from 20.5% for the same period in 2023, due to organic growth of our medical practice business and new market entries.
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
The following table provides a reconciliation of net income attributable to the Company, the most closely comparable GAAP financial measure, to Adjusted EBITDA:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited and amounts in thousands)	2024	2023	2024	2023

Net income	$3,535	$5,643	$9,986	$20,241
Net income (loss) attributable to non-controlling interests	443	299	1,691	(1,537)
Provision for income taxes	3,999	2,488	8,171	6,049
Interest income, net	(2,164)	(2,894)	(8,114)	(5,524)
Depreciation and amortization	1,797	1,731	5,436	4,761
Stock-based compensation	15,106	10,801	41,401	25,429
Other expenses(1)	908	706	6,997	5,531
Adjusted EBITDA	$23,624	$18,774	$65,568	$54,950

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
Interest income, net
Interest income consists primarily of interest earned by the Company on bank balances, offset by interest expense (including deferred financing costs) on any outstanding borrowings. See “Liquidity and Capital Resources—General and Indebtedness.”

Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024	2023	Change ($)	Change (%)	2024	2023	Change ($)	Change (%)
(in thousands)
Revenue	$437,921	$417,282	$20,639	4.9%	$1,275,490	$1,216,909	$58,581	4.8%
Operating expenses:
Provider expense	336,501	325,222	11,279	3.5%	979,373	949,195	30,178	3.2%
Cost of platform	56,068	50,324	5,744	11.4%	167,231	145,254	21,977	15.1%
Sales and marketing	7,047	7,241	(194)	(2.7)%	19,984	18,483	1,501	8.1%
General and administrative	30,695	27,228	3,467	12.7%	91,732	79,987	11,745	14.7%
Depreciation and amortization	1,797	1,731	66	3.8%	5,436	4,761	675	14.2%
Total operating expenses	432,108	411,746	20,362	4.9%	1,263,756	1,197,680	66,076	5.5%
Operating income	5,813	5,536	277	5.0%	11,734	19,229	(7,495)	(39.0)%
Interest income, net	2,164	2,894	(730)	(25.2)%	8,114	5,524	2,590	46.9%
Income before provision for income taxes	7,977	8,430	(453)	(5.4)%	19,848	24,753	(4,905)	(19.8)%
Provision for income taxes	3,999	2,488	1,511	60.7%	8,171	6,049	2,122	35.1%
Net income	3,978	5,942	(1,964)	(33.1)%	11,677	18,704	(7,027)	(37.6)%
Less: Net income (loss) attributable to non-controlling interests	443	299	144	48.2%	1,691	(1,537)	3,228	(210.0)%
Net income attributable to Privia Health Group, Inc.	$3,535	$5,643	$(2,108)	(37.4)%	$9,986	$20,241	$(10,255)	(50.7)%
Revenue
The following table presents our revenues disaggregated by source:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Dollars in Thousands)	2024	2023	Change ($)	Change (%)	2024	2023	Change ($)	Change (%)
FFS-patient care	$283,278	$245,569	$37,709	15.4%	$833,862	$704,346	$129,516	18.4%
FFS-administrative services	30,697	29,845	852	2.9%	91,906	83,413	8,493	10.2%
Capitated revenue	53,393	88,526	(35,133)	(39.7)%	161,135	253,481	(92,346)	(36.4)%
Shared savings	47,438	33,530	13,908	41.5%	134,720	130,304	4,416	3.4%
Care management fees (PMPM)	21,060	17,778	3,282	18.5%	47,826	39,904	7,922	19.9%
Other Revenue	2,055	2,034	21	1.0%	6,041	5,461	580	10.6%
Total Revenue	$437,921	$417,282	$20,639	4.9%	$1,275,490	$1,216,909	$58,581	4.8%
Three months ended September 30, 2024 and 2023
Revenue was $437.9 million for the three months ended September 30, 2024, an increase from $417.3 million for the three months ended September 30, 2023. Key drivers of this revenue growth include: FFS–patient care revenue and FFS-administrative services, which increased $37.7 million and $0.9 million, primarily attributable to the addition of new providers and an increase in visit volume; shared savings revenue, which increased $13.9 million primarily due to more Attributed Lives in Medicare programs as well as continued strong performance in our value based care programs in the aggregate; and an increase in PMPM revenue of $3.3 million primarily due to growth in Attributed Lives. The decrease in capitated revenue of $(35.1) million during the three months ended September 30, 2024 is due to renegotiation of capitated arrangements for a more favorable contract structure which is now reflected on a net basis under shared savings starting with the first quarter of 2024.

Nine months ended September 30, 2024 and 2023
Revenue was $1.28 billion for the nine months ended September 30, 2024, an increase from $1.22 billion for the same period in 2023. Key drivers of this revenue growth include an increase in FFS–patient care revenue and FFS-administrative services, which increased $129.5 million and $8.5 million, respectively, due to the addition of new providers and an increase in visit volumes; PMPM revenue, which increased $7.9 million primarily attributable to growth in Attributed Lives; and shared savings revenue, which increased $4.4 million primarily related to more Attributed Lives in Medicare programs as well as continued strong performance in our value based care programs. The decrease in capitated revenue in 2024 of $(92.3) million due to the renegotiation of capitated arrangements for a more favorable contract structure which is now reflected on a net basis under shared shavings starting with the first quarter of 2024.
Operating Expenses

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Dollars in Thousands)	2024	2023	Change ($)	Change (%)	2024	2023	Change ($)	Change (%)
Operating Expenses:
Provider expense	$336,501	$325,222	$11,279	3.5%	$979,373	$949,195	$30,178	3.2%
Cost of platform	56,068	50,324	5,744	11.4%	167,231	145,254	21,977	15.1%
Sales and marketing	7,047	7,241	(194)	(2.7)%	19,984	18,483	1,501	8.1%
General and administrative	30,695	27,228	3,467	12.7%	91,732	79,987	11,745	14.7%
Depreciation and amortization expense	1,797	1,731	66	3.8%	5,436	4,761	675	14.2%
Total operating expenses	$432,108	$411,746	$20,362	4.9%	$1,263,756	$1,197,680	$66,076	5.5%
Provider expenses
Provider expenses were $336.5 million for the three months ended September 30, 2024 compared to $325.2 million for the same period in 2023, and $979.4 million for the nine months ended September 30, 2024 compared to $949.2 million for the same period in 2023. The increase was driven primarily by higher FFS-patient care revenue and growth in Implemented Providers during 2024.
Cost of platform
Cost of platform expenses were $56.1 million for the three months ended September 30, 2024 compared to $50.3 million for the same period in 2023. The increase was driven by an increase in salaries and benefits of $1.8 million related to continued growth during the three months ended September 30, 2024 compared to the same period in 2023, an increase in stock-based compensation expense of $1.5 million, primarily related to an increase in stock-based awards granted in 2024 compared to 2023, and an increase in platform costs of $1.4 million, primarily related to an increase in Implemented Providers.
Cost of platform expenses were $167.2 million for the nine months ended September 30, 2024 compared to $145.3 million for the same period in 2023. The increase was driven by an increase in salaries and benefits of $8.0 million related to continued growth during the nine months ended September 30, 2024 compared to the same period in 2023, an increase in platform costs of $4.8 million primarily related to an increase in Implemented Providers, an increase of $4.8 million in stock-based compensation expense primarily related to an additional quarter of expense due to timing of the 2023 equity awards being granted during the second quarter of 2023 compared to 2024 equity awards being granted during the first quarter of 2024, an increase of $2.5 million in professional services related to additional consulting services.
Sales and marketing
Sales and marketing expenses were $7.0 million for the three months ended September 30, 2024 compared to $7.2 million for the same period in 2023. The decrease was primarily driven by various de minimis expenses during the three months ended September 30, 2024 compared to the same period in 2023.
Sales and marketing expenses were $20.0 million for the nine months ended September 30, 2024 compared to $18.5 million for the same period in 2023. The increase was driven primarily by an increase in salaries and benefits of $1.0 million.
General and administrative
General and administrative expenses were $30.7 million for the three months ended September 30, 2024 compared to $27.2 million for the same period in 2023. The increase was driven by the increase of $2.4 million in stock-based compensation expense, which is primarily attributed an increase in stock-based awards granted in 2024 compared to 2023.
General and administrative expenses were $91.7 million for the nine months ended September 30, 2024 compared to $80.0 million for the same period in 2023. The increase was driven by the increase of $10.0 million in stock-based compensation expense, which is primarily related to an additional quarter of expense due to timing of the 2023 equity awards being granted during the second quarter of 2023 compared to 2024 equity awards being granted during the first quarter of 2024.

Depreciation and amortization expense
Depreciation and amortization expenses were $1.8 million for the three months ended September 30, 2024 compared to $1.7 million for the same period in 2023, and $5.4 million for the nine months ended September 30, 2024 compared to $4.8 million for the same period in 2023. This increase was primarily driven by amortization of intangible assets related to acquisitions during the third and fourth quarters of 2023.
Interest income, net
Interest income was a net interest income amount of $2.2 million for the three months ended September 30, 2024 compared to $2.9 million for the same period in 2023 and $8.1 million for the nine months ended September 30, 2024 compared to $5.5 million for the same period in 2023. Interest income is primarily based on the cash balance held in interest bearing accounts.
Provision for income taxes
The provision for income taxes was $4.0 million for the three months ended September 30, 2024, compared to the provision for income taxes of $2.5 million for the same period in 2023. The change was primarily attributable to the estimated tax rate for the year and fewer excess tax benefits stemming from share based compensation related stock option exercise and restricted stock unit vesting events.
The provision for income taxes was $8.2 million for the nine months ended September 30, 2024, an increase from the provision for income taxes of $6.0 million for the same period in 2023. The provision for income taxes for the nine months ended September 30, 2024 is primarily the result of pre-tax income offset by non-deductible stock-based compensation expense and its impact on the annualized effective tax rate applied to the nine months ended September 30, 2024. The provision for income taxes for the nine months ended September 30, 2023 was driven by the changes in 162(m) limitations, state provision and excess tax benefits from windfalls.
Net income (loss) attributable to non-controlling interests
Net income attributable to non-controlling interests the three months ended September 30, 2024, compared to the same period in 2023 remained relatively consistent.
Net income attributable to non-controlling interest was $1.7 million for the nine months ended September 30, 2024 an increase compared to a (loss) of $(1.5) million during the same period in 2023. The change is primarily related to the ramp up of new markets entered and repurchase of non-controlling interests during 2023.
Liquidity and Capital Resources
General
To date, we have financed our operations principally through sale of our equity, payments received from various payers and through borrowings under the prior Credit Agreement. As of September 30, 2024, we had cash and cash equivalents of $422.0 million. Our cash and cash equivalents primarily consist of highly liquid investments in money market funds and cash.
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
Indebtedness
See Note 6 “Debt” for discussion on our Credit Facilities.

Cash Flows
Our cash requirements within the next twelve months include provider liabilities, accounts payable and accrued liabilities, and purchase commitments and other obligations. We expect the cash required to meet these obligations to be primarily generated through cash flows from operations and our available cash. Based on current and anticipated levels of operations, we anticipate that net cash provided by operating activities, together with the available cash on hand at September 30, 2024, should be adequate to meet anticipated cash requirements for the short term (next 12 months) and long term (beyond 12 months).
The following table presents a summary of our condensed consolidated cash flows from operating, investing and financing activities for the periods indicated.

	For the Nine Months Ended September 30,
	2024	2023
(in thousands)
Condensed Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$34,484	$16,684
Net cash used in investing activities	(5,713)	(37,948)
Net cash provided by financing activities	3,715	3,663
Net increase (decrease) in cash and cash equivalents	$32,486	$(17,601)
Operating Activities
Net cash provided by operating activities was $34.5 million for the nine months ended September 30, 2024, compared to cash provided by operating activities of $16.7 million for the same period in 2023. Significant changes impacting net cash provided by operating activities for the nine months ended September 30, 2024 compared to net cash provided by operating activities for the same period in 2023 were as follows:
•An increase of $85.2 million in provider liability for the nine months ended September 30, 2024 compared to an increase of $123.9 million during the same period in 2023, a difference of $(38.7) million. The change is primarily due to a decrease in provider expense related to renegotiation of at-risk capitated arrangements during the nine months ended September 30, 2024.
•An increase of $7.8 million in accounts payable and accrued expenses, for the nine months ended September 30, 2024 compared to the same period in 2023 of $1.5 million, a difference of $6.3 million. The change is primarily driven by organic growth and entrance into new markets.
•A decrease of $(118.2) million in accounts receivable, for the nine months ended September 30, 2024 compared to the same period in 2023 of $(156.2) million, a difference of $38.0 million. The change is primarily driven by the renegotiation of at-risk capitated arrangements during the nine months ended September 30, 2024.
•A decrease in net income of $(7.0) million compared to the same period in 2023. Net income was $11.7 million for the nine months ended September 30, 2024 compared to income of $18.7 million for the same period in 2023, primarily driven by the increase in stock-based compensation expense during the nine months ended September 30, 2024 when compared to the same period in 2023.
Investing Activities
Net cash used in investing activities was $5.7 million for the nine months ended September 30, 2024 compared to $37.9 million during the same period in 2023, primarily due to Privia’s investments in new markets during the first and third quarters of 2023.
Financing Activities
Net cash provided by financing activities was $3.7 million for the nine months ended September 30, 2024, compared to net cash provided of $3.7 million for financing activities for the same period in 2023. The activity primarily consisted of a decrease in proceeds from stock options exercised during the nine months ended September 30, 2024 compared to the same period in 2023 offset by the repurchase of a non-controlling interest in 2023.

Contractual Obligations, Commitments and Contingencies
Operating Leases. The Company leases office space under various operating lease agreements. The initial terms of these leases range from 2 to 9 years and generally provide for periodic rent increases, renewal, and termination of operations. Total rent expense under operating leases was $0.7 million for both the three months ended September 30, 2024 and 2023, and $2.1 million and $2.0 million for the nine months ended September 30, 2024 and 2023, respectively.
Off Balance Sheet Obligations. We do not have any off-balance sheet arrangements as of September 30, 2024.
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
Interest Rate Risk
Our primary market risk exposure is changing prime rate-based interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. Our Credit Agreement bears interest at a base rate plus applicable margin, with the base rate being the higher of the Prime Rate or the Federal Funds Rate plus 0.50%. In no event will the base rate be less than 1.0%. As of September 30, 2024, the Company had no outstanding debt under the Credit Agreement.
Inflation Risk
Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2024.
Changes to our Internal Controls over Financial Reporting
There were no changes made to the Company’s internal control over financial reporting during the three and nine months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULT UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On August 30, 2024, David Mountcastle, the Company’s Chief Financial Officer, adopted a new trading plan for the sale of securities that is intended to satisfy the affirmative defense conditions of Rule 10b5-1 of Exchange Act (the "New Mountcastle Plan"). The first possible trade date under the New Mountcastle Plan is December 2, 2024, and the end date of the New Mountcastle Plan is November 25, 2025, for a duration of approximately one year. The aggregate amount of securities that may be sold under the New Mountcastle Plan is 162,526.

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

Privia Health Group, Inc.

Dated:	November 07, 2024	/s/ David Mountcastle
Name: David Mountcastle
Title: Executive Vice President, Chief Financial Officer and Authorized Officer