Form 10-K
period 2024-12-31
Privia Health Group, Inc.
filed 2025-02-27
CIK 1759655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K
_______________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐    No  ☒
As of February 21, 2025 the registrant had outstanding 120,513,183 shares of common stock, $0.01 par value. As of June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates was approximately $1.07 billion based on the closing price per share of common stock on that date of $17.38 as reported on the NASDAQ.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the information called for by Part III of this Annual Report on Form 10-K is hereby incorporated by reference from the proxy statement for the registrant’s 2025 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the registrant’s fiscal year ended December 31, 2024.

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
•changes in the payer mix of patients and potential decreases in our reimbursement rates from commercial payers, including as a result of consolidation in the industry;
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
•the continued availability of a qualified workforce, including staff at our Medical Groups, and the continued upward pressure on compensation for such workforce; and
•other risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”) and our other filings with the Securities and Exchange Commission (“SEC”).
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

PART I
ITEM 1. BUSINESS
Overview
Privia Health Group, Inc. (“Privia Health”, “we”, “our”, or the “Company”) is a technology-driven, national physician-enablement company that collaborates with physician practices, health plans, and health systems to achieve the quadruple aim of better outcomes, lower costs, improved patient experience, and happier and more engaged providers. We seek to accomplish the quadruple aim by entering markets and organizing existing physicians and non-physician clinicians into a unique practice model that combines the advantages of a partnership in a large regional medical group (each, a “Medical Group”) with significant provider autonomy for the physicians (collectively, “Privia Physicians”) and non-physician clinicians (collectively “Privia Clinicians” and, together with the Privia Physicians, the “Privia Providers”) joining our Medical Groups.
We organize physicians into cost efficient, value-based and primary-care centric networks bolstered by strong physician governance, and promote a culture of physician leadership. Our platform (the “Privia Platform”) is powered by our Privia Technology Solution that integrates both Privia-developed and third-party applications into a seamless interface and workflow that manages all aspects of our Privia Providers’ provision of healthcare services. We enhance the patient experience, improve practice economics and influence point of care delivery through investments in data analytics, revenue cycle management (“RCM”), practice and clinical operations and payer alignment. The Privia Platform is designed to succeed across demographic cohorts, acuity levels and reimbursement models, including traditional fee-for-service Medicare, the Medicare Shared Savings Program (“MSSP”), Medicare Advantage, Medicaid, commercial insurance and other existing and emerging direct contracting programs with payers and employers.
We designed the Privia Platform to be scalable, allowing us to grow our presence in new geographic markets and guide those markets from fee-for-service (“FFS”) to value-based care (“VBC”), including commercial risk, by shifting the reimbursement model and helping our Privia Providers better manage the cost of care through a focus on quality and success-based reimbursement. Our business model is designed to have meaningful revenue visibility, with low invested capital and attractive margin opportunity. We believe the Privia Platform aligns with the direction healthcare is headed, including (1) a macro shift towards VBC models that focus on delivering coordinated, high quality care at lower total costs, (2) a greater focus on the patient experience and (3) a focus on optimizing provider workflow and bringing back the joy of practicing medicine. Our value proposition and comprehensive solution set address needs across the spectrum of physician practices.
We believe our technology-enabled platform is differentiated and well positioned to drive sustainable long-term growth. The Privia Platform has the following key attributes:
•Addresses a large and growing total addressable market (“TAM”) of providers
•Incorporates a flexible model that is purpose-built to scale nationally by facilitating the entrance into new markets with multiple types of physician practices
•Built on a comprehensive cloud-based technology-enabled platform that is designed to optimize provider workflow across the full continuum of reimbursement environments in virtual and in-person care settings
•Focused on establishing scaled provider groups across each geographical market, resulting in increased relevance with payers and patients (over 1,200 care center locations across 14 states and the District of Columbia)
•Designed to transition care delivery in each market from FFS to VBC and to enhance the ability of Privia Providers to manage higher risk patients
•Reduces administrative burden and generally increases provider profitability for community providers
•Led by a team with significant experience leading payer, provider and healthcare information technology organizations
We operate in 14 states and the District of Columbia. Generally speaking, we define a market as a geographic area covered by one of our Medical Groups under a single Tax ID Number (“TIN”). A market could comprise a single state, a part of a state or a group of multiple states and/or districts. We aim to build relationships with key constituents including physicians, non-physician clinicians, patients, government programs, commercial payers and employers. As of December 31, 2024, we had 4,789 Privia Providers on the Privia Platform who are credentialed and bill for medical services, in both Owned and Non-Owned Medical Groups (as defined below), (“implemented providers”). Our implemented providers operate in over 1,200 care center locations. Privia cares for over 5.2 million patients, including in VBC arrangements approximately 782,000 commercial patients who have selected one of our Medical Groups as their provider of primary care services, as measured at the end of a particular period (“attributed lives”), approximately 185,000 Medicare Advantage attributed lives, 196,000 Medicare Shared Savings / Maryland PCP+ Program attributed lives, and approximately 97,000 Medicaid attributed lives. In some instances, we also move into and expand in new and existing markets through our Privia Care Partners model, which offers an affiliation model to providers who are looking solely for VBC solutions. For those practices, we furnish population health services, reporting and analytics, along with certain management.

Under our Privia Medical Group model, Privia Physicians join the Medical Group in their geographic market as an owner of the Medical Group. We own a majority interest in certain of our Medical Groups (each, an “Owned Medical Group”), with Privia Physicians collectively owning a minority interest, and we own no interest in certain other Medical Groups (each, a “Non-Owned Medical Group”). In those markets in which state regulations do not allow us to own Medical Groups, the Non-Owned Medical Groups may be owned by the Privia Physicians or majority owned indirectly by a licensed physician holding a Privia leadership position (each such Non-Owned Medical Group owned in this manner, a “Friendly Medical Group”) with Privia Physicians collectively owning a minority interest. In those markets where we partner with health systems, our health system partner owns a majority interest in the Non-Owned Medical Groups, with Privia Physicians owning a minority interest. Privia Physicians furnish healthcare services through our Medical Groups and continue to own their historical practice entities (“Affiliated Practices”), which provide certain services to the Medical Groups, such as use of space, non-physician staffing, equipment and supplies.
We provide management services to the Medical Groups though local management services organizations (each, an “MSO”), which provide Medical Groups with access to VBC opportunities either directly or through Privia-owned accountable care organizations (each, an “ACO”). We have national committees that distribute quality guidance, and we employ Chief Medical Officers who provide clinical oversight and direction over the clinical affairs of the Owned Medical Groups. Additionally, we hold the provider contracts, maintain the patient records, set reimbursement rates, and negotiate payer contracts on behalf of the Owned Medical Groups.
We principally derive our revenues from the following three sources: (i) FFS-patient care revenue generated from providing healthcare services to patients through Privia Providers of Owned Medical Groups and Friendly Medical Groups, in addition to management and administrative services earned for administrative services provided to Non-Owned Medical Groups (“FFS-administrative services”), (ii) per member per month “PMPM” care management fees, including management and administrative fees, (iii) VBC revenue collected on behalf of our Privia Providers in the form of (a) capitated revenue and shared savings, including quality performance-based bonuses, and (iv) other revenue from additional services offered to Privia Providers or directly to patients or employers, such as concierge services, virtual visits, virtual scribes and coding, clinical trials, behavioral health management, and partnerships with self-insured employers to offer direct primary care to their employees. The operations of our Owned Medical Groups, owned ACOs, owned MSOs and Friendly Medical Groups are reflected within our consolidated financial results.
We seek to reimagine the approach to managing physician organizations and optimize their performance by (i) focusing on technology and population health, (ii) establishing a single-TIN Medical Group and governance model in each geographic market, (iii) owning and operating an MSO in each local market, (iv) building ACOs to capture VBC opportunities, and (v) offering a high quality, low cost provider network for purchasers and payers.
Trends impacting the U.S. healthcare system
Challenges Physicians Confront Today
Physicians across the country face tremendous challenges in managing their practices. Physician practices have seen declines in profitability, limited access to capital and strained cash flows as the administrative burden to manage patients has increased. Complexity in payment models, including changes in reimbursement, and outdated technology has also led to physician burn-out and has hindered physician to patient interactions. Healthcare insurance companies have narrowed their networks, leading to volume pressures that particularly impact independent practitioners. Physicians are at the center of these issues and are the key to the solution.
Rising Healthcare Costs
Healthcare spending in the United States reached nearly $4.9 trillion in 2023 or $14,570 per person, according to Centers for Medicare and Medicaid Services (“CMS”), representing approximately 17.6% of U.S. GDP. National health expenditures are projected to reach $7.7 trillion or 19.7% of GDP by 2032, according to CMS, outpacing both GDP and inflation expectations.
Transition to VBC
Historically, healthcare delivery has centered on reactive care to acute events, which resulted in the development of an FFS payment model. By linking payments to volume of encounters and pricing for higher complexity interventions, the FFS model does not reward prevention, but rather unintentionally incentivizes the treatment of acute care episodes as they occur. With our experience working in all reimbursement environments and expertise in VBC and assisting providers in the transition to VBC, Privia enables providers to accelerate and navigate this transition.
We accelerate our go-to-market strategy using on the ground market intelligence and a data driven approach to add new practices to our medical group. As our Medical Groups grow, we transition our markets to VBC programs as demonstrated by the increase in our attributed risk lives across various programs.
Our Market Opportunity
Our growth strategy is centered on capturing opportunities in existing markets and entering multiple new markets nationally over the next decade.
According to Statista, there were approximately 1,000,000 total physicians and providers in the U.S. as of May 2024. Nephron Research estimated in its December 2024 research report titled “Healthcare Services 2025 Outlook” that the “physician enablement”

market in which we participate represents up to $2.4 trillion of that total healthcare spend. We believe the flexibility of our model uniquely positions us to address this large market opportunity.
We understand that healthcare is local and that providers have insight into the needs of their patients and their community. With these issues in mind, Privia has been purpose-built to address a large market opportunity. Unlike industry players who focus only on point solutions or narrow patient cohorts, we offer a national platform with localized solutions designed to meet the needs of physicians, patients and payers. We offer these dedicated providers the benefits of a larger organization while maintaining significant provider autonomy.
Privia collaborates with an anchor medical group or a health system that has strong physician leadership and interest in embracing and amplifying VBC in its local market. We then develop a network around primary care providers and specialists.
Our goal since inception has been to solve problems physicians face regardless of reimbursement environment or patient type. As such, we deploy our solution across the healthcare continuum. Our model is designed for all provider specialties and reimbursement environments and with all payer types.
The Privia Platform and Business Model
Single-TIN Medical Group: In each of our markets, we establish a primary care centric single-TIN Medical Group that facilitates payer negotiation, clinical integration and alignment of financial incentives. Our Medical Group governance structure allows Privia Providers to build a clinical culture that adapts to consumers’ and a region’s unique and evolving needs. Privia Providers in our Medical Groups collaborate in physician-organized delivery meetings to review performance data, share best practices, create an environment of accountability, and advance evidence-based medicine while maintaining significant provider autonomy. At the local leadership level, Privia Physicians across different practice locations, or care centers, meet regularly with support from Privia performance team members to drive local population health initiatives, engagement and performance. At the market Medical Group level, Privia Physicians, along with Privia team members, advise on priorities, set annual objectives, and approve payer contracts and performance distribution. Finally, at the national level, our Privia Physicians receive input from each market and establish priorities for operational improvements and clinical priorities. We believe that this integrated governance structure allows our Privia Physicians to focus on taking care of patients. The structure also allows Privia Providers to share ideas in a broader forum, sharing best practices with each other.
Management Services Organization: Our market-level MSOs leverage our scale to reduce administrative work, increase efficiency, and lower direct costs for our Privia Providers. Our payer contracting team works with multiple private and government payers across markets to construct and participate in VBC programs. Our team of performance consultants conduct business operations reviews and provide advice on optimizing our Privia Physicians’ finances and productivity. Our procurement team develops opportunities to reduce provider expenses through participation in group purchasing. Our analytics team enables our Privia Providers to make more data-driven decisions on financial, operational, and clinical initiatives, resulting in same store practice growth across both FFS and VBC programs. Our clinical operations and informatics team works to include the “doctor’s voice” in our technology solutions to drive savings and optimize patient outcomes. Our innovative technology improves data security, bolsters the patient-provider relationship, and offers patients a seamless, coordinated experience.
Accountable Care Organizations: Our physician-led, local market-based ACOs aim to lower costs, engage patients, reduce inappropriate utilization, and improve coordination and patient quality metrics to drive VBC. Our scale and quality metrics allow us to enhance reimbursements for delivering high-quality care. The Privia Technology Solution identifies quality gaps, sends patient satisfaction surveys, automates patient outreach and education, and generates reports and alerts to improve care coordination. Our platform proactively shares critical information at various points along the continuum of care to advance population health and streamline provider workflow. Our integrated tools result in cost savings for Privia Providers in both commercial and federal programs by diverting costly patient encounters.
In 2023, Privia operated ten ACOs that delivered care to more than 194,000 Medicare beneficiaries, achieving shared savings of $176.6 million through the MSSP, a shared savings increase of 34.1% over 2022. Our per capita expenditures per member per year were 8% lower than the median MSSP ACO and 21% lower than total FFS Medicare. On a per capita or rate of use basis, our weighted average realized emergency department visits was 16% lower than the median MSSP ACO and 25% lower than total FFS Medicare; our weighted average outpatient facility spend was 18% lower than the median MSSP ACO and 33% lower than total FFS Medicare; and our weighted average inpatient facility spend was 14% lower than the median MSSP ACO and 27% lower than total FFS Medicare. Since 2014, we have delivered total shared savings across government programs and commercial payers of more than $1.2 billion, including $690 million through participation in the MSSP. Our approach has been successful across Commercial, Medicare Advantage, MSSP, and Medicaid, from simpler pay-for-performance programs to more complex partial capitation and risk-based programs.
For the 2024 MSSP performance year, Privia had a total of nine ACOs serving over 192,000 Medicare beneficiaries across the District of Columbia and eleven states, including California, Connecticut, Florida, Georgia, Maryland, Montana, North Carolina, Tennessee, Texas, Virginia and Washington state. Out of the nine ACOs, five were participating in the MSSP Enhanced Track with potential upside and downside financial risk. For the 2025 MSSP performance year, Privia will have nine ACOs participating in the MSSP serving approximately 196,000 Medicare beneficiaries. Five of the nine ACOs are participating in the MSSP Enhanced Track in the 2025 MSSP performance year.
Network for Purchasers and Payers: Our Medical Groups enable providers to connect across our platform to better understand the holistic needs of each patient and connect them with other providers to address their individual medical needs. This is accomplished by leveraging data from numerous sources and utilizing provider input based on local knowledge to develop aligned virtual preferred networks that are designed to address the unique needs of government and commercial payers as well as individual employers. We build these networks within our platform to enhance both the provider and the patient experience by removing administrative burden and enhancing efficient and coordinated patient communication. This capability also allows us to work with health systems to increase alignment with employed, affiliated and independent physicians to optimize resource utilization through our model.
Payers: We align incentives with our payer partners by linking performance to rewards and enter into custom contracts serving all demographics and populations across the continuum of care.
Employers: We work with employers to deliver customized medical benefits packages supported by our provider networks. Our enhanced primary care model offers quality care to their employees while lowering per-member, per-year costs. Our networks connect primary care and specialty providers to coordinate and streamline employee care.
The Privia Technology Solution: Our Purpose-Built, End-to-End Technology-Enabled Platform
Our end-to-end, cloud-based technology-enabled platform streamlines the provider, patient and care team workflows focusing on each of the following aspects: (i) patient access through various avenues (patient portal, mobile app and search engine optimization), (ii) pre-visit analytics and preparation, (iii) in-person or virtual care delivery and (iv) post visit analytics, care-coordination and reporting. Our technology-enabled platform enables us to scale operations across approximately 4,800 implemented providers in multiple markets, enhance performance across multiple payer contracts and deliver superior quality care to patients across the demographic spectrum.
Our technology-enabled platform supports providers, including by leveraging machine learning and artificial intelligence to reduce or automate certain administrative tasks. In addition, our technology-enabled platform helps us scale operationally, as our product designers and engineers collaborate closely with clinical and operational teams to optimize workflows as we enter new markets and new payer contracts. Our platform is built on a modern cloud-based technology stack employing agile development cycles. Our technology architecture utilizes API standards for ease of implementing new functionalities and integrating with multiple external systems.
Patient Access: We optimize practices’ web presence so patients can find and schedule an appointment with a provider online and receive appointment reminders. We offer a mobile app and patient portal that allow patients to access personal health information and stay connected with their providers. by equipping physicians with the tools they need to deliver quality, affordable care when, where, and how patients need it. We also provide 24/7 Nurse Triage Call Center and 24/7 On-demand Virtual Visits for immediate or primary care.
Pre-visit: Our technology and tools embed insights directly into our EMR so providers can assess both patients’ health and practice performance. We acquire data from across the healthcare ecosystem for a single view of the patient. Privia’s solutions identify opportunities before the patient visit, using huddle reports and patient stratification. Our platform allows providers to identify patient attribution, open quality gaps, open coding gaps, assess patient risk level and determine care management eligibility.
During Visit: The Privia Technology Solution integrates workflows designed to allow providers and care teams to close quality gaps, prioritizes key risk adjustment gaps, recaptures prior diagnoses and embeds suspect medical conditions within the EMR.
Between Visits: We also provide patient education tools, automated standing orders based health event data triggers, transitional and chronic care management, and care plans. We use patient-satisfaction feedback to increase practices’ online visibility. Our system sends secure messages to patients within the patient portal and messages are sent on behalf of the provider and care team. Our proprietary care team application is integrated within the EMR and patient portal enabling clinical assessments and templates to guide care team’s workflows. We also provide a resource hub and training platform for Privia Providers.
Virtual Visit Capabilities
Our virtual health capabilities are fully integrated with our patients’ EMR so our primary care providers can readily access data from virtual visits. Our patients can also use the telehealth platform to schedule a virtual visit with a provider of their choice, an in-person follow-up visit or a referral to a specialist.
Virtual visit volume increased rapidly during the COVID-19 pandemic and we continue to offer virtual visits, including through our 24/7 Virtual Clinic.
As of December 31, 2024, over 1.2 million distinct Privia Health patients have completed over 3.7 million virtual visits. Of all patients seen by a Privia Provider virtually, over 90% did not return to the same doctor or another doctor in the same specialty for a follow up visit within seven days. During the year ended December 31, 2024, approximately 7% of our visit volume was delivered virtually across our markets and specialties.

Governance and Physician Leadership Culture
Our multipurpose governance model includes a local governance structure tailored to each market and is intended to improve aspects of our patient, physician and payer relationships. Privia Physicians hold the majority of board positions in our Owned Medical Groups and ACOs, including sole authority over matters related to the practice of medicine, and we either have exclusive authority over certain strategic issues such as mergers and acquisitions, and termination of our MSA or veto authority relative to certain strategic decision making. In addition, our National Physician Advisory Council (“NPAC”) brings together the clinical and executive local market leadership across the country to provide valuable input to improve our common technology-enabled platform, physician facing data reporting, common quality initiatives, marketing and product performance.
Under the auspices of the NPAC, various individual specialty collaboratives meet both locally and nationally to address common issues, bring best practices and models of success to the forefront. As an example, Privia Women’s Health focuses on advancing VBC and performance in women’s health, including participation in building VBC-contracting models with bundled payments and episodes of care, and including remote patient monitoring in pregnancy. The pediatric collaborative brings forward strategies to engage patients and families in continuing pediatric care through continuous education, information, structural changes and other ways of keeping patients and family safe including virtual visits, vaccination programs, and triaging for in person visits.
Our Growth Strategy
Our growth strategy is centered on capturing opportunity in existing markets and entering new markets through the following strategies:
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
Moving Markets to VBC
•Focus on same store growth of patients attributed to value-based contracts in each existing geographic market;
•Increase our revenue opportunity on a per patient basis by continuing to improve performance and continuing to take increasing levels of risk in existing value-based programs across commercial, MSSP, Medicare Advantage, Medicaid and other existing and emerging direct payer and employer contracting programs; and
•Develop new products and programs in partnership with aligned payers that are built with and around our network of physicians and providers.
White Space Opportunities in Existing Markets
•We intend to add primary care and specialist practices in existing markets to enhance growth. Our data-driven approach allows us to identify primary care and specialist provider groups that we believe may benefit from our platform;
•Expand Privia Women’s Health and Privia Pediatrics platforms;
•Develop value-oriented ancillary services for our Medical Groups. This includes leveraging existing platforms of providers and patients to provide ancillary services (e.g., clinical laboratory, imaging and pharmacy) within our Medical Groups;
•Expand relationships with self-insured employers, businesses, schools, universities, and third-party administrators seeking population health and virtual care solutions;
•Continue to pursue direct contracting opportunities, including direct primary care and onsite / near-site clinics fully integrated with our local Privia networks; and
•Expand our clinical research program by designing and executing on clinical trials across multiple therapeutic areas.
New Market Development
•Our data-driven market selection process identifies expansion opportunities and informs our approach to opening new geographies; and
•We evaluate the broader market landscape for opportunities on a continuous basis and proactively develop relationships before committing to enter a market.

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
•Consumer sales and marketing—As our medical groups grow in each market, we look to transition the market to value-based programs by increasing the patient panels of our providers and adding attributed risk lives across various VBC programs. Our marketing and communications team operates our brand management, enterprise web presence and care center websites, and creates other forms of patient communication and engagement materials. Our branding and marketing strategy to drive growth to our practices have continued to result in increased engagement with new and existing patients and expanded enterprise web presence.
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
Competitive Landscape
We compete in a highly fragmented and competitive U.S. healthcare industry. We face competition in each geographic market from a variety of community-based healthcare provider organizations, including large physician practices, independent physician associations, hospitals and health systems, physician-hospital organizations as well as emerging companies, vertically integrated healthcare companies, and private equity firms acquiring and rolling up specialty physician practices. In addition, nationally, we face competition for talent, resources, physicians, and payer contracts from existing and emerging companies in the physician enablement industry segment. We believe our practice model and breadth of services offered to all patient types is unique, and we therefore compete with different companies across certain lines of business, including companies with: dedicated brick-and-mortar locations which often target patients covered by Medicare Advantage plans; dedicated, direct primary care locations which often target a commercial or employer-based patient population; the ability to organize providers into accountable care organizations, allowing physicians to participate in VBC arrangements; and the ability to partner with physicians groups to enable better care delivery primarily for seniors. These competitors may be narrower in their competitive footprint and may not address all the key stakeholders we serve simultaneously. Our indirect competitors also include episodic point solutions, such as telemedicine offerings, as well as urgent care providers. Our competitive success is contingent on our ability to address the needs of our key stakeholders efficiently and cost effectively compared with competitors. We expect to face increasing competition, both from current competitors, who may be well established and enjoy greater resources or other strategic advantages to compete for some or all key stakeholders in our markets, as well as new entrants into our market.
Given the size of the healthcare industry, we expect additional competition, including potentially from new companies, smaller emerging companies which could introduce new solutions and services, as well as other incumbent players in the healthcare industry, private equity firms or from broader industry players who could develop their own offerings and may have substantial resources and relationships to leverage. With the emergence of new technologies and market entrants, we expect to face increasing competition over time, which we believe will generally increase awareness of the need for modernized care models and other innovative solutions.

Intellectual Property
We believe that our intellectual property rights are important to our business. We rely on a combination of trademarks, service marks, copyrights and trade secrets to protect our proprietary technology and other intellectual property. As of December 31, 2024, we exclusively own six (6) registered trademarks in the United States, including Privia Health. In addition, we have registered domain names for websites that we use or may use in our business.
We seek to control access to and distribution of our proprietary information, including our algorithms, source and object code, designs, and business processes, through security measures and contractual restrictions. We seek to limit access to our confidential and proprietary information to a “need to know” basis and enter into confidentiality and nondisclosure agreements with our employees, consultants, customers and vendors that may receive or otherwise have access to any confidential or proprietary information. We also obtain written invention assignment agreements from our employees, consultants, and vendors that assign to us all right, interest, and title to inventions and work product developed during their employment or service engagement with us. In the normal course of business, we provide our intellectual property to external parties through licensing or restricted use agreements. We have established a system of security measures to help protect our computer systems from security breaches and computer viruses. We have employed various technology and process-based methods, such as clustered and multi-layer firewalls, intrusion detection systems, vulnerability assessments, threat intelligence, content filtering, endpoint security (including anti-malware and detection response capabilities), email security mechanisms, and access control mechanisms. We also use encryption techniques for data at rest and in transit. For additional information on risks associated with our intellectual property and information technology systems, see “Risk Factors—Technology, Cybersecurity and Privacy Risks.”
Government Regulations
Our operations, those of our Owned Medical Groups, Non-Owned Medical Groups, and Privia Providers are subject to extensive and complex laws and regulations at the federal, state and local levels relating to, among other issues, billing and coding for, and documentation of, services and properly handling overpayments; relationships with physicians and other referral sources and referral recipients, including, for example, state or attorney general notice or approval requirements for certain relationships; restrictions related to multi-specialty practices; appropriateness and adequacy of medical care; quality of medical equipment and services; patient, workforce, and public safety; qualifications and supervision of, and reimbursement for services provided by, medical and support personnel; the provision of services via telehealth, including technological standards and coverage restrictions or other limitations on reimbursement; the confidentiality, maintenance, interoperability, exchange, and security of medical records and other health-related and personal information, including data breach, ransomware and identity theft issues; the development and use of artificial intelligence and other predictive algorithms, including those used in clinical decision support tools; restrictions on the provision of medical care, including reproductive care; permitting, facility and personnel licensure, certification and accreditation requirements; enrollment standards and requirements for participation in government healthcare programs; corporate practice of medicine and fee-splitting; consumer disclosures and price transparency; the distribution, maintenance and dispensing of pharmaceuticals and controlled substances; relationships between healthcare providers and drug and medical device companies; debt collection, balance billing and billing for out of network services; communications with patients and consumers; advertising and marketing; operating policies and procedures; activities regarding competitors; insurance and the assumption of financial risk by healthcare entities, including allowable types of financial risk; addition of facilities and services; and environmental protections.
If any of our operations or those of our Owned Medical Groups, Non-Owned Medical Groups, or Privia Providers fail to comply with these or other applicable laws and regulations, which are subject to change, any such failure could result in liabilities, including civil penalties, money damages, lapses in reimbursement, loss of facility licenses, accreditations, or certifications, revocation of billing privileges, exclusion of one or more entities and/or facilities from participation in the Medicare, Medicaid and other federal and state health care programs, termination of various relationships or contracts, lawsuits and criminal penalties. Medicare and Medicaid payments may be suspended pending even an investigation of what the government determines to be a credible allegation of fraud. We could also be required to make changes to our business model and/or practices, which could increase operating expenses, negatively affect our business relationships, and decrease access to new business opportunities. In addition, different interpretations or enforcement of, or amendments to, these and other laws and regulations in the future could subject current or past practices to allegations of impropriety or illegality or could require us to make changes in our operations, facilities, equipment, personnel, services, capital expenditures and operating expenses. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may increase operational costs, result in interruptions or delays in the availability of systems and/or result in a decline in patient volume or Privia Provider or Medical Group attrition. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business or result in reputational harm.
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

Furthermore, if a state in which we currently operate, or in which we seek to expand, views the participation of the Company or its Medical Groups in risk-sharing arrangements as the assumption of insurance risk, the arrangement may fall within the purview of state insurance or managed care laws and regulations, and we or the Medical Group may be required to obtain a state insurance or managed care license or similar registration. These laws and regulations may subject the entity involved to oversight by state regulators, including through periodic reporting or audits, and requirements for financial reserves. Some of these laws may be vague and state regulators may have interpretations that differ from ours. Even if a state regulatory agency does not directly oversee the transfer of risk by a payer to a downstream entity, the state may require the licensed payer to include certain oversight mechanisms in payer contracts, which could increase our or our Medical Groups’ administrative costs and have an adverse effect on our business, cash flows or results of operations. If we or our Medical Groups fail to comply with insurance laws and regulations, including licensure and oversight requirements, we may be required to make changes to our operations and could be subject to civil and/or criminal penalties, denial of future licensure applications and termination of payer contracts. These laws and regulations may affect the operation of, for example, ACOs, direct primary care programs, provider-sponsored organizations, independent practice associations, and provider capitation models. At the state level, our ability to conduct business and the structure of our operations depends on each state’s laws, regulations, and policies governing, among other issues, the corporate practice of medicine, fee-splitting, and the assumption of financial risk.
Corporate Practice and Fee-Splitting Laws
At the state level, our ability to conduct business and the structure of our operations depends on each state’s laws, regulations, and policies governing, among other issues, the corporate practice of medicine, fee-splitting, and the assumption of financial risk. In several states, laws and regulations, guidance from professional licensing boards or state attorneys general and judicial doctrines prohibit corporations and other entities not owned by physicians or other permitted health professionals from practicing medicine and other professions. These laws and doctrines have been interpreted in some states to prohibit entities not owned by permitted professionals from employing physicians and other professionals and to prohibit such entities from undertaking activities that could be seen as exercising control over healthcare provider professional judgment. Some states also have adopted restrictions on direct or indirect payments to, or entering into fee-splitting arrangements with, physicians and unlicensed persons or business entities. These restrictions vary by state and are often vague and subject to interpretation by state medical boards, state attorneys general and other regulatory authorities. We attempt to structure our arrangements with healthcare providers to comply with applicable state law. However, we cannot provide assurance that governmental officials responsible for enforcing these laws will not assert that we, or transactions in which we are involved, violate these laws. These laws may also be interpreted by courts in a manner inconsistent with our interpretations. Possible sanctions for violations of these restrictions include loss of a physician’s license and civil and criminal penalties. In addition, agreements between the Company and physicians may be considered void and unenforceable, our MSAs and management fees could be adversely affected, and we may be required to restructure the Company’s relationships with Medical Groups and Privia Physicians, any of which could have a material adverse effect on our business, financial condition and results of operations.
Federal Anti-Kickback Statute, Stark Law and Similar State Laws
Some healthcare laws apply to the financial relationships we have or our Medical Groups have with physicians and others who either refer or influence the referral of patients to our Medical Groups and Privia Physicians or who are the recipients of referrals. The federal Anti-Kickback Statute, for example, is a criminal law that prohibits, among other things, the solicitation, receipt, offering or payment of any remuneration with the intent of generating referrals or orders for services or items that may be paid for by a federal healthcare program. The OIG has enacted safe harbor regulations that outline practices deemed protected from prosecution under the federal Anti-Kickback Statute. While we and our Medical Groups endeavor to comply with applicable safe harbors, certain current arrangements, including joint ventures and financial relationships with physicians and other referral sources and persons and entities to which our Medical Groups refer patients, may not qualify for safe harbor protection. Failure to qualify for a safe harbor does not mean the arrangement necessarily violates the federal Anti-Kickback Statute, but may subject the arrangement to greater scrutiny. The Stark Law is a strict liability civil law that prohibits physicians from making referrals for “designated health services” payable by Medicare or Medicaid to entities with which the physician or an immediate family member of the physician has a financial relationship, unless an exception applies. Allegations of violations of the federal Anti-Kickback Statute may also be brought under the federal Civil Monetary Penalty Law, which requires a lower burden of proof than other fraud and abuse laws. The Stark Law further prohibits entities that have received such referrals from filing claims with Medicare (or billing another individual, entity or third party payor) for those referred services. The financial relationships of our Medical Groups with referring physicians and their immediate family members must comply with the Stark Law. We and our Medical Groups attempt to structure those relationships to meet an exception to or otherwise comply with the Stark Law, but the regulations implementing the Stark Law, including the requirements to meet exceptions, are detailed and complex. We do not always have the benefit of significant regulatory or judicial interpretation of the Stark Law and its implementing regulations. Additionally, violations of the federal Anti-Kickback Statute or Stark Law, improper billing for services to federal healthcare programs, or improper retention of overpayments from federal healthcare programs may be the basis for finding a violation under the federal False Claims Act (the “FCA”), either under a suit brought by the government or by a private person under a qui tam, or “whistleblower,” suit. Many states have also passed anti-kickback statutes and physician self-referral prohibitions similar to the federal Anti-Kickback Statute and the Stark Law. However, in many of the states we operate, these state self-referral prohibitions are often drafted broadly to cover all payers (i.e., not restricted to Medicare and other federal health care programs) or certain programs within the state such as the state Medicaid program or state workers’ compensation program. Generally, however, the exceptions or exemptions under state fraud and abuse laws, are less robust and developed than their federal counter parts. If we, our Medical Groups or participants in our ACOs fail to comply with these or other applicable laws and regulations, which are subject to change, any such failure could result in significant penalties, adversely impact our business, results of operations, financial condition and/or result in reputational harm.
Data Protection
The data protection landscape is rapidly evolving, and the Company, its Medical Groups and ACO participants, are and may become subject to numerous state and federal laws, requirements and regulations governing the collection, use, disclosure, retention and security of health-related and other personal information. For example, the HIPAA privacy and security regulations extensively regulate the use and disclosure of personal health information (“PHI”) and require covered entities, including healthcare providers and health plans, and vendors (known as “business associates”) that perform certain services that involve creating, receiving, maintaining or transmitting PHI on behalf of covered entities or other business associates, to implement administrative, physical and technical safeguards to protect the privacy and security of PHI. These laws are complex and subject to change and interpretation, and our approach to compliance with such laws may include reliance on safe harbors or other regulatory rules, including those related to organized healthcare arrangements, which are themselves complex, require resources and investment to manage ongoing compliance, and are subject to change and interpretation, particularly in the current regulatory environment. In addition to HIPAA, there are numerous other laws, regulations, and legislative and regulatory initiatives at the federal and state levels governing the confidentiality, privacy, availability, integrity and security of health-related information and other types of personal information. In many cases, the state laws are more restrictive or impose more obligations than, and may not be preempted by, the HIPAA privacy and security regulations. State laws vary in scope, may apply to employees and business contacts in addition to patients, and may be subject to new and varying interpretations by courts and government agencies, creating complex compliance issues and potentially resulting in exposure to additional expense, adverse publicity and liability. The potential effects of these laws are far-reaching and may require the Company, its Medical Groups, and their third-party service and technology vendors to modify data use, storage, transmission and processing practices and policies, or our approach to compliance with other similar laws, and to incur substantial costs and expenses in order to comply. Failure to comply with these and any other comprehensive privacy laws passed at the state or federal level may result in regulatory enforcement action and reputational harm. We expect that new or modified laws, regulations, regulatory guidance and industry standards concerning privacy, data protection and information security, including those related to specific types of personal data, will continue to be proposed and enacted in various jurisdictions, which could impact our operations and cause us to incur substantial costs.
Healthcare Reform
The healthcare industry has been and continues to be impacted by healthcare reform efforts. For example, the Affordable Care Act affects how healthcare services are covered, delivered and reimbursed and expanded health insurance coverage through a combination of public program expansion and private sector health insurance reforms. Changes in the law’s implementation, subsequent legislation and regulations, state initiatives and other factors, including potential changes to or repeal of the Affordable Care Act as a result of changes in the political landscape, have and may continue to affect the number of individuals that elect to obtain public or private health insurance or the scope of such coverage. Reductions in the number of insured individuals or the scope of insurance coverage may have an adverse effect on our business. In addition, Medicare and Medicaid policies are subject to change, including as a result of changes in the presidential administration and Congress. Legislation and administrative actions at the federal level may impact funding for, or the structure of, the Medicaid or Medicare program, and may shape administration of the Medicaid program at the state level and Medicare Advantage Programs. Other recent health reform initiatives and proposals at the federal and state levels include those focused on price transparency and out-of-network charges as well as pharmacy and pharmacy benefit manager reform efforts, which may impact prices, the relationships between hospitals, patients, payers, and providers, total cost of care and patient outcomes, and lead to further uncertainty in other participants in the healthcare industry, including employers.
General Corporate Information
Privia Health Group, Inc. (NASDAQ: PRVA) was incorporated in Delaware in 2016. Our Telephone number is (571) 366-8850. Our website is priviahealth.com. The information contained on, or that can be accessed through, our website is not incorporated by reference into this filing and you should not consider any information contained on, or that can be accessed through, our website as part of this filing.
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
We announce material information to the public through a variety of means, including filings with the SEC, press releases, public conference calls, and our website. We use these channels to communicate with investors and the public about our Company, our products and services, and other matters. Therefore, we encourage investors, the media, and others interested in our Company to review the information we make public in these locations, as such information could be deemed to be material information. Information on or that can be accessed through our websites is not part of this Annual Report on Form 10-K, and the website addresses are included as inactive textual references only.
Human Capital Resources
As of December 31, 2024, across Privia Health Group, Inc., we had 1,140 employees in 44 states and the District of Columbia. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good and we have not experienced any work stoppages or reductions in force. We believe our geographically dispersed employees are a competitive advantage. While certain employees work onsite, the majority of our workforce is either remote or a blend of in-office and remote. Our flexible workforce strategy allows us to hire the qualified talent irrespective of geographic constraints across many functional roles. Our internal systems and processes are designed to ensure our remote employees are productive, contribute meaningfully, and are able to exceed expectations in their roles.
Talent Development and Engagement
At Privia Health, we value all of our employees and the exceptional talent they bring to our organization, in order to support our physicians, providers, care center staff, and patients. One of our strategic corporate goals is to grow and develop our workforce, and we have established ongoing leadership development and retention programs intended to support employees in their career progression. This includes an Emerging Leaders Program, a Manager Onboarding program, individual coaching, and ad hoc formal and informal training sessions.
Employee Health and Wellness
Our goal is to comprehensively support our employees, no matter who they are or where they are in life. To further this goal, Privia has introduced nationwide access to virtual mental healthcare as well as comprehensive medical coverage for plan participants. Our Employee Assistance Program (“EAP”) provides support to all employees and their family members who may be experiencing times of crisis. Additionally, we have access to management training on important topics like helping parents return to work or identifying burnout. In addition to these on-demand services, we also offer Mental Health First Aid certification so our managers can recognize and respond to a person experiencing a mental health emergency.
Put People First
Privia Health employees are committed to improving patient care through their support of the physicians, providers, and care center staff. The Nominating and Corporate Governance Committee assists our Board of Directors in its oversight of talent management, including corporate culture, employee experience, recruiting, retention, attrition, career development and progression, succession, and employee relations.
Privia Health has been honored to be named a Top Workplace for the last three years by Energage locally and nationally both as a large-size company and a healthcare organization. In 2024, we earned additional culture excellence awards from other organizations, highlighting our efforts in employee appreciation, our culture of respect, belonging, and continuous learning, employee well-being, professional development, purpose and values, leadership, innovation, compensation and benefits, and work-life flexibility.
Serving Our Communities
We encourage and actively support our employees who want to have a meaningful and positive impact on their communities and charitable causes by giving their time, talents and resources. The Company supported various charitable organizations throughout the year, focused on heart health, food disparities across our geographies, and holiday donations for certain communities.
Additionally, we have a task force that is activated in advance of weather events or impending natural disasters. The task force coordinates outreach to each employee in the potential impact area and remains in touch throughout the duration and recovery. The task force assesses impact and provides resources to address the most pressing, time-sensitive needs. Should a disaster occur that impacts employees in any of our geographies, the Privia Employee Disaster Relief Fund, originally established in August 2017, is reopened. Through donations to the relief fund, employees are able to support their colleagues who applied for help.

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
•We conduct business in a heavily regulated industry, which increases our costs and could restrict the conduct of our business, and if the Company or our Medical Groups fail to comply with the extensive applicable healthcare laws and government regulations, which may change from time to time, we could suffer adverse financial impacts, be required to make significant changes to our operations, or experience reputational harm, any or all of which may adversely affect our business.
•Our business model relies on a complex legal framework that governs our relationships with Medical Groups and Privia Providers. Legal challenges or shifting interpretations of applicable laws could require us to make significant changes to our operations, which could adversely affect our business.
•Our business, financial condition and results of operations may be adversely affected by changes and uncertainty in the healthcare industry, including health reform initiatives and other changes to laws and regulations.
•We, our Medical Groups and Privia Providers, may be subject to legal proceedings, including litigation, governmental investigations and claims, and payer audits.
•Risks associated with VBC arrangements may negatively impact our business, operations, and financial condition.
•If federal or state healthcare programs or commercial payers reduce reimbursement rates we receive or alter payment terms, if we and our Medical Groups are unable to retain and negotiate favorable contracts with private third-party payers, if insured individuals move to health plans with greater coverage exclusions or restrictions or narrower networks, or if our Medical Groups’ volume of uninsured or underinsured patients increases, or if patient responsibility accounts are not able to be collected, our revenues may decline, adversely affecting our financial condition and results of operations.
•The reimbursement process is complex and may involve delays and other uncertainties, which may adversely affect our business, operations, and revenues.
•The information that we or our Medical Groups provide to Medicare Advantage plans could be inaccurate, incomplete or unsupportable, which could impact result in harm to our business, operations and financial condition.
•Third-party payer controls designed to reduce costs and other payer practices to decrease or review utilization, surgical procedure volumes or reimbursement for services rendered may reduce our revenues.
•If the Company and its Medical Groups are unable to effectively compete, including by innovating and evolving our service offerings, our business, financial condition, and results of operations could be adversely impacted.
•Our sales and implementation cycle can be long and unpredictable and requires considerable time and expense, which may cause our results of operations to fluctuate.
•Our performance depends on our ability to efficiently price the Privia Technology Solution and our Privia operating model and to contract with Medical Groups, Privia Providers, health system partners, ACO participants and third-party payers.
•The success of our business depends on the execution of our growth strategy, which may not prove viable and we may not realize expected results, or if the estimates and assumptions we use to determine the size of our total addressable market, or TAM, are inaccurate, our future growth rate may be impacted and our business could be harmed.
•If certain of our vendors do not meet our needs, our business, ability to operate, financial condition, cash flows, results of operations, and relationships with our Medical Groups, Privia Providers and their patients could be negatively impacted.
•If we are not able to maintain and enhance our reputation and brand recognition, including through the maintenance and protection of trademarks, our business and results of operations will be harmed.
•The operations of the Company and its Medical Groups are concentrated in the fourteen states and the District of Columbia, which makes us sensitive to regulatory, economic, public health, environmental, competitive and other conditions and changes in these jurisdictions, and we may not be able to successfully establish a presence in new geographic markets.
•Changes in treatment methodologies, trends related to the usage of primary care and specialist healthcare services, or the failure to effectively obtain medical supplies and drugs for Medical Groups could cause our results of operations to decline.
•Security threats, cybersecurity incidents or other forms of data breaches, catastrophic events and other disruptions to our, our Medical Groups’, our business partners’ or our vendors’ information technology and related systems could compromise sensitive information related to our business, the Medical Groups or patients, prevent access to critical information, harm patients, require remediation and other corrective action, which can be expensive, and expose us to liability, which could adversely affect our business, operations and reputation.
•If we cannot timely implement the Privia Technology Solution for Privia Physicians and new Medical Groups, or promptly resolve Privia Provider and patient concerns, or if the Privia Technology Solution fails to operate as we expect, our business and results of operations may be adversely impacted, we could be subject to litigation, and our reputation may be harmed.
•If we are unable to obtain, maintain and enforce intellectual property protection for our technology or if the scope of our intellectual property protection is not sufficiently broad, others may be able to develop and commercialize technology substantially similar to ours, and our ability to successfully commercialize our technology may be adversely affected.
•Third parties may allege that we are infringing, misappropriating or otherwise violating their intellectual property rights and in some instances initiate formal legal proceedings, the outcome of which would be uncertain and could have a material adverse effect on our business, financial condition and results of operations.
•If we are unable to protect the confidentiality of our trade secrets, know-how and other proprietary and internally developed information, the value of our technology could be adversely affected.
•Any restrictions on our use of, or ability to license, data, or our failure to license data and integrate third-party technologies, could have a material adverse effect on our business, financial condition and results of operations.
•Our use of “open source” software could adversely affect our ability to offer our services and subject us to possible litigation.
•We face risks associated with healthcare technology initiatives, including those related to sharing patient data and interoperability, as well as our use of certain artificial intelligence and machine learning models.
•Our use, disclosure, and other processing of personal information, including health-related information, is subject to HIPAA, other federal and state privacy and security regulations, and contractual obligations, and our actual or perceived failure to comply with those regulations or contractual obligations could result in significant liability or reputational harm and, in turn, a material adverse effect on our patient base and revenue.
•We depend on our senior management team and other key employees, and the loss of one or more of these employees or an inability to attract, recruit, motivate, develop and retain other highly skilled employees could harm our business.
•The operations and growth strategy of the Company and its Medical Groups depend on our ability to recruit and retain qualified talent, including physicians and non-physician practitioners.
•Our management team has limited experience managing a public company, and our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, our business may be harmed.
•Our overall business results may suffer from an economic downturn or deterioration of public health conditions associated with a pandemic, epidemic or outbreak of an infectious disease.
•We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to maintain profitability.
•Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
•Our indebtedness, Revolving Credit Agreement terms, or any failure to raise additional capital or generate cash flow to expand our operations could adversely affect our business and growth prospects or restrict our current and future operations.
•We may fail to maintain effective internal control over financial reporting, which may adversely affect investor confidence.
•Negative publicity relating to our business, industry, Medical Groups or Privia Providers and evolving expectations related to ESG initiatives may have a material adverse effect on our business or financial results.
•Provisions of our corporate governance documents could make an acquisition of us more difficult, may prevent attempts by our shareholders to replace or remove our current management, or may limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us.
•Our operating results and stock price may be volatile, the market price of our common stock could drop significantly and you may not receive any return on your investment in our stock.

Legal and Regulatory Risks
We conduct business in a heavily regulated industry, which increases our costs and could restrict the conduct of our business, and if the Company or our Medical Groups fail to comply with the extensive applicable healthcare laws and government regulations, which may change from time to time, we could suffer adverse financial impacts, be required to make significant changes to our operations, or experience reputational harm, any or all of which may adversely affect our business.
Participants in the healthcare industry are subject to extensive and complex laws and regulations at the federal, state, and local levels relating to, among other issues:
•billing and coding for, and documentation of, services and properly handling overpayments;
•relationships with physicians and other referral sources and referral recipients, including, for example, state or attorney general notice or approval requirements for certain relationships;
•restrictions related to multi-specialty practices;
•appropriateness and adequacy of medical care;
•quality of medical equipment and services;
•patient, workforce, and public safety;
•qualifications and supervision of, and reimbursement for services provided by, medical and support personnel;
•the provision of services via telehealth, including technological standards and coverage restrictions or other limitations on reimbursement;
•the confidentiality, maintenance, interoperability, exchange, and security of medical records and other health-related and personal information, including data breach, ransomware and identity theft issues;
•the development and use of artificial intelligence and other predictive algorithms, including those used in clinical decision support tools;
•restrictions on the provision of medical care, including reproductive care;
•permitting, facility and personnel licensure, certification and accreditation requirements;
•enrollment standards and requirements for participation in government healthcare programs;
•corporate practice of medicine and fee-splitting;
•consumer disclosures and price transparency;
•the distribution, maintenance and dispensing of pharmaceuticals and controlled substances;
•relationships between healthcare providers and drug and medical device companies;
•debt collection, balance billing and billing for out of network services;
•communications with patients and consumers;
•advertising and marketing;
•operating policies and procedures;
•activities regarding competitors;
•insurance and the assumption of financial risk by healthcare entities, including allowable types of financial risk;
•addition of facilities and services; and
•environmental protections.
Among these laws are the Stark Law, the federal Anti-Kickback Statute, the FCA, the federal Civil Monetary Penalties Law, the Eliminating Kickbacks in Recovery Act, HIPAA, Health Information Technology for Economic and Clinical Health Act (“HITECH”), the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) and similar state laws. The Company, the Medical Groups and Privia Providers each have their own compliance obligations with respect to many of these laws and regulations, such as licensure and certification requirements to provide services and operate facilities and those related to billing and coding compliance. Although we provide general oversight and managerial support, to the extent permitted by applicable laws, and generally require compliance with laws under relevant contracts with the Medical Groups, we do not exercise control over the clinical decisions of practitioners and supervision of medical practice staff, and therefore we cannot provide assurance of their ongoing compliance.

Some healthcare laws apply to the financial relationships we have or our Medical Groups have with physicians and others who either refer or influence the referral of patients to our Medical Groups and Privia Physicians or who are the recipients of referrals. The federal Anti-Kickback Statute, for example, is a criminal law that prohibits, among other things, the solicitation, receipt, offering or payment of any remuneration with the intent of generating referrals or orders for services or items that may be paid for by a federal healthcare program. The OIG has enacted safe harbor regulations that outline practices deemed protected from prosecution under the federal Anti-Kickback Statute. While we and our Medical Groups endeavor to comply with applicable safe harbors, certain current arrangements, including joint ventures and financial relationships with physicians and other referral sources and persons and entities to which our Medical Groups refer patients, may not qualify for safe harbor protection. Failure to qualify for a safe harbor does not mean the arrangement necessarily violates the federal Anti-Kickback Statute, but may subject the arrangement to greater scrutiny. We cannot offer assurance that practices outside of a safe harbor will not be found to violate the federal Anti-Kickback Statute. Allegations of violations of the federal Anti-Kickback Statute may also be brought under the federal Civil Monetary Penalty Law, which requires a lower burden of proof than other fraud and abuse laws.
The Stark Law is a strict liability civil law that prohibits physicians from making referrals for “designated health services” payable by Medicare or Medicaid to entities with which the physician or an immediate family member of the physician has a financial relationship, unless an exception applies. The Stark Law further prohibits entities that have received such referrals from filing claims with Medicare (or billing another individual, entity or third party payor) for those referred services. The financial relationships of our Medical Groups with referring physicians and their immediate family members must comply with the Stark Law. We and our Medical Groups attempt to structure those relationships to meet an exception to or otherwise comply with the Stark Law, but the regulations implementing the Stark Law, including the requirements to meet exceptions, are detailed and complex. We do not always have the benefit of significant regulatory or judicial interpretation of the Stark Law and its implementing regulations. Thus, we cannot provide assurance that every relationship complies fully with the Stark Law. Unlike the federal Anti-Kickback Statute, failure to meet an exception under or otherwise comply with the Stark Law results in a violation of the Stark Law, even if such violation is technical in nature.
Additionally, violations of the federal Anti-Kickback Statute or Stark Law, improper billing for services to federal healthcare programs, or improper retention of overpayments from federal healthcare programs may be the basis for finding an FCA violation, either under a suit brought by the government or by a private person under a qui tam, or “whistleblower,” suit.
The data protection landscape is rapidly evolving, and the Company, its Medical Groups and ACO participants, are and may become subject to numerous state and federal laws, requirements and regulations governing the collection, use, disclosure, retention and security of health-related and other personal information. For example, the HIPAA privacy and security regulations extensively regulate the use and disclosure of PHI and require covered entities, including healthcare providers and health plans, and vendors (known as “business associates”) that perform certain services that involve creating, receiving, maintaining or transmitting PHI on behalf of covered entities or other business associates, to implement administrative, physical and technical safeguards to protect the privacy and security of PHI. These laws are complex and subject to change and interpretation, and our approach to compliance with such laws may include reliance on safe harbors or other regulatory rules, including those related to organized healthcare arrangements, which are themselves complex, require resources and investment to manage ongoing compliance, and are subject to change and interpretation, particularly in the current regulatory environment. In addition to HIPAA, there are numerous other laws, regulations, and legislative and regulatory initiatives at the federal and state levels governing the confidentiality, privacy, availability, integrity and security of health-related information and other types of personal information. In many cases, the state laws are more restrictive or impose more obligations than, and may not be preempted by, the HIPAA privacy and security regulations. State laws vary in scope, may apply to employees and business contacts in addition to patients, and may be subject to new and varying interpretations by courts and government agencies, creating complex compliance issues and potentially resulting in exposure to additional expense, adverse publicity and liability. The potential effects of these laws are far-reaching and may require the Company, its Medical Groups, and their third-party service and technology vendors to modify data use, storage, transmission and processing practices and policies, or our approach to compliance with other similar laws, and to incur substantial costs and expenses in order to comply. Failure to comply with these and any other comprehensive privacy laws passed at the state or federal level may result in regulatory enforcement action and reputational harm. We expect that new or modified laws, regulations, regulatory guidance and industry standards concerning privacy, data protection and information security, including those related to specific types of personal data, will continue to be proposed and enacted in various jurisdictions, which could impact our operations and cause us to incur substantial costs.
Additionally, the Telephone Consumer Protection Act (the “TCPA”) imposes specific requirements, including consent requirements and other restrictions, on communications with patients and consumers, including text messages or other communications that we or our Medical Groups may use to communicate with and perform outreach to our patients. TCPA violations can result in significant financial penalties, including penalties or criminal fines imposed by the Federal Communications Commission or through private litigation or by state authorities.
The Company and its Medical Groups are also subject to various federal and state antitrust laws that, for example, restrict exclusive contracting relationships with healthcare providers, restrict sharing of cost and pricing data, prohibit competitors from taking collective action to set commercial payer reimbursement rates, and establish integration requirements (financial risk or clinical integration) for joint ventures or healthcare networks to jointly contract with payers.

If we or our Medical Groups fail to comply with these or other applicable laws and regulations, which are subject to change, any such failure could result in liabilities, including civil penalties, money damages, lapses in reimbursement, loss of facility licenses, accreditations, or certifications, revocation of billing privileges, exclusion of one or more entities and/or facilities from participation in the Medicare, Medicaid and other federal and state health care programs, termination of various relationships or contracts, lawsuits and criminal penalties. Medicare and Medicaid payments may be suspended pending even an investigation of what the government determines to be a credible allegation of fraud. We could also be required to make changes to our business model and/or practices, which could increase operating expenses, negatively affect our business relationships, and decrease access to new business opportunities. In addition, different interpretations or enforcement of, or amendments to, these and other laws and regulations in the future could subject current or past practices to allegations of impropriety or illegality or could require us to make changes in our operations, facilities, equipment, personnel, services, capital expenditures and operating expenses. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may increase operational costs, result in interruptions or delays in the availability of systems and/or result in a decline in patient volume or Privia Provider or Medical Group attrition. Our failure to accurately anticipate the application of these laws and regulations to our business or any other failure to comply with current or future regulatory requirements could create liability for us and negatively affect our business. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business or result in reputational harm.
Our business model relies on a complex legal framework that governs our relationships with Medical Groups and Privia Providers. Legal challenges or shifting interpretations of applicable laws could require us to make significant changes to our operations, which could adversely affect our business.
The structure of our business model is driven by nuanced legal concepts, some of which are subject to varying interpretations. Although we and our Medical Groups strive to comply with applicable federal and state laws and regulations, governmental authorities that administer these laws or other third parties may challenge our current structure.
At the state level, our ability to conduct business and the structure of our operations depends on each state’s laws, regulations, and policies governing, among other issues, the corporate practice of medicine, fee-splitting, and the assumption of financial risk. In several states, laws and regulations, guidance from professional licensing boards or state attorneys general and judicial doctrines prohibit corporations and other entities not owned by physicians or other permitted health professionals from practicing medicine and other professions. These laws and doctrines have been interpreted in some states to prohibit entities not owned by permitted professionals from employing physicians and other professionals and to prohibit such entities from undertaking activities that could be seen as exercising control over healthcare provider professional judgment. Some states also have adopted restrictions on direct or indirect payments to, or entering into fee-splitting arrangements with, physicians and unlicensed persons or business entities. These restrictions vary by state and are often vague and subject to interpretation by state medical boards, state attorneys general and other regulatory authorities. We attempt to structure our arrangements with healthcare providers to comply with applicable state law. However, we cannot provide assurance that governmental officials responsible for enforcing these laws will not assert that we, or transactions in which we are involved, violate these laws. These laws may also be interpreted by courts in a manner inconsistent with our interpretations. Possible sanctions for violations of these restrictions include loss of a physician’s license and civil and criminal penalties. In addition, agreements between the Company and physicians may be considered void and unenforceable, our MSAs and management fees could be adversely affected, and we may be required to restructure the Company’s relationships with Medical Groups and Privia Physicians, any of which could have a material adverse effect on our business, financial condition and results of operations.
The structure of our business also is impacted by federal law. In particular, we seek to structure each Medical Group to comply with applicable Stark Law exceptions. We periodically review our Medical Groups and their relationships with Privia Physicians to ensure continued compliance and that the regulatory safeguards in various agreements are implemented appropriately. Despite our efforts, it is possible that governmental authorities may conclude that our business practices do not comply with the Stark Law and its implementing regulations, which could result in sanctions such as denial of payment, civil monetary penalties, and exclusion from federal healthcare programs. Further, we could be subject to significant repayment obligations, as the Stark Law requires entities to refund amounts received for items or services provided pursuant to a prohibited referral. Failure to timely repay such amounts may constitute a false or fraudulent claim and could result in civil penalties and additional penalties under the FCA.
If we or the Medical Groups are found to be in violation of the Stark Law or any other federal or state law affecting our business model or practices, we could be required to discontinue part of our current business or change our business structure, operations, or relationships with third-parties, such as Privia Providers, health system partners or payers, which may require us to incur significant costs. Any such changes could also negatively affect our business relationships, new business opportunities, and growth plans. In addition, our failure to accurately anticipate the application of various federal and state laws to our business or otherwise comply with legal requirements could result in significant legal expenses, divert management’s attention from the operation of our business, and result in adverse publicity, any of which could have a material adverse effect on our business.

Our business, financial condition and results of operations may be adversely affected by changes and uncertainty in the healthcare industry, including health reform initiatives and other changes to laws and regulations.
The healthcare industry is subject to changing political, regulatory and other influences, along with various scientific and technological initiatives and innovations. Regulatory uncertainty has increased as a result of decisions issued by the U.S. Supreme Court in June 2024 that affect review of federal agency actions, including Loper Bright Enterprises v. Raimondo. These decisions increase judicial scrutiny of agency authority, shift greater responsibility for statutory interpretation to courts and expand the timeline in which a plaintiff can sue regulators, all of which could have significant impacts on government agency regulation, particularly within the heavily-regulated healthcare industry, and may have broad implications for our business. While the effects of these decisions will become apparent over the coming months and years, we anticipate an increase in legal challenges to healthcare regulations and agency guidance and decisions, including but not limited to those issued by HHS and certain of its agencies, such as the CMS, FDA, and OIG. Federal agencies oversee, regulate and otherwise affect many aspects of our business, including through Medicare and Medicaid payment and coverage policies, policies affecting size of the uninsured population, administration of state Medicaid programs, and enforcement and interpretation of fraud and abuse laws. In addition to increased uncertainty and potential changes to regulations and agency guidance as a result of legal challenges, the recent U.S. Supreme Court decisions may result in inconsistent judicial interpretations and delays in and other impacts to the agency rulemaking and legislative processes, among other effects, any of which could require us to make changes to our operations and have a material negative impact on our business.
The healthcare industry has been and continues to be impacted by healthcare reform efforts. For example, the Affordable Care Act affects how healthcare services are covered, delivered and reimbursed and expanded health insurance coverage through a combination of public program expansion and private sector health insurance reforms. Changes in the law’s implementation, subsequent legislation and regulations, state initiatives and other factors, including potential changes to or repeal of the Affordable Care Act as a result of changes in the political landscape, have and may continue to affect the number of individuals that elect to obtain public or private health insurance or the scope of such coverage. Reductions in the number of insured individuals or the scope of insurance coverage may have an adverse effect on our business. In addition, Medicare and Medicaid policies are subject to change, including as a result of changes in the presidential administration and Congress. Legislation and administrative actions at the federal level may impact funding for, or the structure of, the Medicaid or Medicare program, and may shape administration of the Medicaid program at the state level and Medicare Advantage Programs. Other recent health reform initiatives and proposals at the federal and state levels include those focused on price transparency and out-of-network charges as well as pharmacy and pharmacy benefit manager reform efforts, which may impact prices, the relationships between hospitals, patients, payers, and providers, total cost of care and patient outcomes, and lead to further uncertainty in other participants in the healthcare industry, including employers. Other industry participants, such as private payers and large employer groups and their affiliates, may also introduce financial or delivery system reforms.
In addition, payment policies for different types of providers and for various items and services continue to evolve, and it is difficult to predict the nature and effect of such changes. VBC arrangements often require providers to satisfy and report certain quality measures as a prerequisite to realizing value-based revenue enhancements or use quality metrics to calculate increases to or reductions in payments. Developments that slow or limit the healthcare industry’s use of VBC arrangements, or changes in the quality metrics that providers are required to report, required thresholds, or measurement methodologies, could reduce our revenues and adversely affect our business and results of operations.
There is uncertainty regarding whether, when, and what other health reform initiatives will be adopted through governmental avenues and/or the private sector, the timing and implementation of any such efforts, and the impact of those efforts on providers as well as other healthcare industry participants. It is difficult to predict the nature and/or success of current and future health reform initiatives, any of which may have an adverse effect on our business, financial condition, results of operations, cash flow, capital resources and liquidity.
We, our Medical Groups and Privia Providers, may be subject to legal proceedings, including litigation, governmental investigations and claims, and payer audits.
The Company and its Medical Groups have been and may become subject to various legal and governmental proceedings. The Company, its Medical Groups and Privia Providers may face allegations and claims related to various topics, including billing and coding for healthcare services and other reimbursement issues, malpractice, data privacy and security, labor and employment, consumer protection, intellectual property infringement, misappropriation and other issues related to our acquisitions, securities issuances or business practices. These matters may include claims for substantial or indeterminate amounts of damages and claims for injunctive relief. If an unfavorable outcome occurs in connection with any current or future legal proceedings or other loss contingencies, we and our Medical Groups may be subject to significant settlement costs or judgments, penalties, and/or requirements to modify or limit our operations or services, any of which could negatively impact our business, operations, and growth strategy. Managing legal proceedings, even if the outcomes are favorable, can be time- and resource-consuming, be disruptive to normal business operations, divert management’s attention from the business and result in adverse publicity and reputational harm.
Healthcare companies, in particular, are subject to various reviews, investigations and audits by governmental authorities to verify compliance with applicable laws, regulations, and Medicare and Medicaid program requirements. Both federal and state governmental agencies have heightened civil and criminal enforcement efforts in recent years and expanded collaborative program integrity initiatives. These efforts have led to a number of investigations, prosecutions, convictions and settlements in our industry in general, including under federal civil and criminal false claims laws. Further, under the FCA and some similar state laws, private parties may bring whistleblower lawsuits against companies that allegedly submit false claims for payments to, or improperly retain overpayments from, the government.
Government agencies, including the OIG, CMS and their agents, such as Medicare administrative contractors (“MACs”), may conduct audits of our and our Medical Groups’ operations. CMS and state Medicaid agencies contract with recovery audit contractors (“RACs”) and other contractors to conduct post-payment reviews to detect and correct improper payments in the Medicare program, including Medicare Advantage, and the Medicaid programs. Other third-party payers may conduct similar audits. In addition, we and our Medical Groups perform internal audits and monitoring. Depending on the nature of the conduct found in audits and investigations and whether the underlying conduct could, for example, be considered systemic, knowing or intentional, their resolution could have a material, adverse effect on our operations and financial position. Further, negative audit findings or determinations that our or our Medical Groups’ operations violate applicable laws and regulations may result in repayment obligations or recoupment of previously paid claims, payment suspension or the revocation of billing or payment privileges, corporate integrity agreements, and civil and criminal penalties, including significant fines and damages and other sanctions, such as exclusion from governmental healthcare programs, any of which could have an adverse effect on our business, operations, and financial condition.
Although the Company, our Medical Groups and/or Privia Providers maintain third-party professional liability insurance coverage, claims against us could exceed the coverage limits of our insurance policies or particular claims could be excluded from coverage. Professional liability claims in excess of applicable insurance coverage could have a material adverse effect on our business, financial condition and results of operations. In addition, any professional liability claim brought against us, our Medical Groups or Privia Providers, with or without merit, could result in an increase of professional liability insurance premiums. Insurance coverage varies in cost and can be difficult to obtain, and we cannot guarantee that we, our Medical Groups or Privia Providers will be able to obtain insurance coverage in the future on terms acceptable to us or at all. If our costs related to insurance and claims increase, our business and financial condition could be adversely affected.
Risks Related to our Business and Operations
Risks associated with VBC arrangements may negatively impact our business, operations, and financial condition.
A significant portion of our business is derived from VBC arrangements for healthcare services, including MSSP and Medicare Advantage. Generally, VBC contracts tie incentive payments to specific targets for risk adjusted total cost of care, quality related process and outcome measures, and beneficiary experience of care. The VBC revenues of the Company and its Medical Groups are subject to risks including managing established targets relative to utilization by patients, unit cost and the mix of healthcare services, annual fluctuations in payment terms for certain VBC arrangements, such as Medicare Advantage payment rates, changes in patient attribution, and changes in plan design and other terms by payers. CMS has developed several alternative payment models (“APM”s) that use VBC contract structure to incentivize cost-efficient and high-quality care for Medicare beneficiaries, including ACOs and bundled payment models. There are also state-driven and third-party payer VBC initiatives. For example, some states have implemented APMs or aligned quality metrics across payers. Some private third-party payers are also transitioning toward APMs or implementing other VBC strategies. For example, many large private third-party payers, such as managed care plans, currently require physicians to report quality data. While participation in such APMs, including ACOs, has historically been voluntary, CMS and certain other payers have indicated that participation in future programs may be required, and any changes to or elimination of VBC arrangements by CMS or other payers (including, for example, to prospective trend targets or the requirements for participation) could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Regulation of risk-sharing arrangements, including certain VBC arrangements, varies significantly by state. If a state in which we currently operate, or in which we seek to expand, views the participation of the Company or its Medical Groups in risk-sharing arrangements as the assumption of insurance risk, the arrangement may fall within the purview of state insurance or managed care laws and regulations, and we or the Medical Group may be required to obtain a state insurance or managed care license or similar registration. These laws and regulations may subject the entity involved to oversight by state regulators, including through periodic reporting or audits, and requirements for financial reserves. Some of these laws may be vague and state regulators may have interpretations that differ from ours. Even if a state regulatory agency does not directly oversee the transfer of risk by a payer to a downstream entity, the state may require the licensed payer to include certain oversight mechanisms in payer contracts, which could increase our or our Medical Groups’ administrative costs and have an adverse effect on our business, cash flows or results of operations. If we or our Medical Groups fail to comply with insurance laws and regulations, including licensure and oversight requirements, we may be required to make changes to our operations and could be subject to civil and/or criminal penalties, denial of future licensure applications and termination of payer contracts. These laws and regulations may affect the operation of, for example, ACOs, direct primary care programs, provider-sponsored organizations, independent practice associations, and provider capitation models.
Success in VBC contracts requires coordination of teams and a combination of data, analytics, software-supported workflow management and automation in addition to direct patient interaction. We are dependent on Privia Providers and other providers to effectively manage the quality and cost of care, and we cannot guarantee nor control the quality and efficiency of services from such providers or the attrition of providers, including those with a track record of success in VBC arrangements, or attributed participants. While we believe we are well-positioned to compete in a value-based reimbursement environment and facilitate the transition from FFS models to VBC arrangements, it is unclear whether VBC arrangements will ultimately achieve their aims and whether they will decrease aggregate reimbursement. If we or our Medical Groups fail to achieve contract performance standards under any applicable VBC program, perform at a level below the outcomes demonstrated by our competitors, or otherwise fail to effectively provide or coordinate the efficient delivery of quality health care services, our reputation in the industry may be negatively impacted, we may receive reduced reimbursement amounts, including the loss of shared savings or other bonuses, and we may owe repayments to payers, causing our revenues to decline. In addition, failure to satisfy qualify performance standards may lead to the termination of a physician’s ability to participate in a particular commercial payer product or result in our Medical Groups not being able to participate in a particular VBC arrangement, tiered network or narrow network offering. Reductions in the quality of services furnished by our Medical Groups, Privia Providers or ACO participants could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Additionally, the Company monitors and manages quality metrics, including star ratings for Medicare Advantage plans, and submits quality data on behalf of its Medical Groups, as well as its ACO participants. Any delays in information from payers or issues with the quality or integrity of data from third-parties, including as a result of the highly complex process required to summarize, organize and deliver actionable data to Privia Providers, may prevent us, our Medical Groups or ACO participants, from making necessary changes to mitigate potential quality concerns, attribution changes or total cost of care. As more of our and our Medical Groups’ revenues are derived from VBC arrangements, actuarial modeling and effective strategies to appropriately control costs and expenses are necessary for success, and any failure by us or our Medical Groups to adequately predict and control our and the Medical Groups’ costs and expenses and to make reasonable estimates and maintain adequate accruals for incurred but not reported claims, could have a material adverse effect on our business, results of operations, financial condition and cash flows. Furthermore, to the extent that our Medical Groups’ patients require more care than anticipated or our medical costs and expenses exceed estimates, reimbursement paid under our VBC arrangements may be insufficient to cover costs. This may negatively impact both our revenue from Medical Groups and from management services furnished to Non-Owned Medical Groups. Although we seek to mitigate some of this risk on a case-by-case basis with stop-loss insurance coverage, we generally have little ability to increase our coverage during the terms of our VBC arrangements. In addition, there are significant difficulties and risks associated with estimating the amount of revenues that we and our Medical Groups recognize under our VBC arrangements with payers. These estimates affect the timing and the amounts of revenue recognized and, if our estimates are materially inaccurate, could have a material adverse effect on our business, results of operations, financial condition and cash flows.
If federal or state healthcare programs or commercial payers reduce reimbursement rates we receive or alter payment terms, if we and our Medical Groups are unable to retain and negotiate favorable contracts with private third-party payers, if insured individuals move to health plans with greater coverage exclusions or restrictions or narrower networks, or if our Medical Groups’ volume of uninsured or underinsured patients increases, our revenues may decline.
The revenues of the Company and its Medical Groups depend significantly on reimbursement by governmental and private third-party payers. Federal and state governments have made, and continue to make, significant changes to the Medicare and Medicaid programs, including reductions in reimbursement levels. For example, CMS makes annual updates to its Medicare Physician Fee Schedule, including modifications to the Quality Payment Program. Reductions in payments under government healthcare programs may also negatively impact payments from private third-party payers because, in some cases, third-party payers rely on all or portions of Medicare payment systems to determine payment rates. In addition, the VBC revenues of the Company and our Medical Groups are subject to risks involving annual fluctuations in payment terms for certain VBC arrangements, such as Medicare Advantage payment rates, changes in patient attribution, and changes in plan design and other terms by payers. For example, CMS regularly updates its Medicare Advantage risk adjustment model, the CMS Hierarchical Condition Categories (“HCC”) model, to account for healthcare utilization and cost data, including by recalibrating the model with newer data, updating condition categories or diagnosis codes, and adjusting to coding pattern differences. Changes and variations in the HCC model lead to uncertainty and could significantly affect the payments providers receive, which can adversely impact our business and results of operations.
Private third-party payers, including managed care plans, may reimburse healthcare providers at a higher rate than Medicare, Medicaid or other government healthcare programs, depending on a variety of factors. Reimbursement rates are set forth by contract when providers are in-network. Our and our Medical Groups’ typical agreements with commercial payers only secure reimbursement rates for, generally, a period of one to three years. Private third-party payers continue to demand discounted fee structures and assumption by healthcare providers of all or a portion of the financial risk related to the total cost of care of their enrollees. The ongoing trend toward consolidation among payers tends to increase their bargaining power over fee structures. Payers may also utilize plan structures such as narrow networks and tiered networks that limit members’ provider choices, impose significantly higher cost sharing obligations when care is obtained from providers in a disfavored tier or otherwise shift greater financial responsibility for care to patients, and such plan structures could be disadvantageous to Privia Providers. Other cost control strategies include restricting coverage through utilization review, requiring prior authorizations and implementing alternative payment models. If any commercial payers reduce their reimbursement rates, elect not to cover some or all of the healthcare services our Medical Groups provide, restrict our ability to add new providers or participate in new products or plans, or restrain the ability of Privia Providers to furnish services to patients through plan structures or cost control strategies, our business may be harmed.

Our future success will depend, in part, on our and our Medical Groups’ ability to retain and renew our third-party payer contracts and enter into new contracts on favorable terms. The contracts we and our Medical Groups have with payers require us to comply with a number of terms related to the provision of services and billing for services. If we or our Medical Groups are unable to negotiate increased reimbursement rates, maintain existing rates or other favorable contract terms, effectively respond to payer cost controls or comply with the terms of the payer contracts, the payments we and our Medical Groups receive for services may be reduced and we may be involved in payer disputes and experience payment denials, both prospectively and retroactively. If a payer terminates or elects not to renew its relationship with us or our Medical Groups, our ability to retain patients associated with that payer is limited and consequently could have a material adverse effect on our business, results of operations, financial condition and cash flows. Payers, including those offering Commercial, Medicare Advantage, Medicaid, TriCare and Affordable Care Act plans have become increasingly aggressive in attempting to minimize the use of out-of-network providers by disregarding the assignment of payment from their enrollees to out-of-network providers (i.e., sending payments directly to members instead of to out-of-network providers), capping out-of-network benefits payable to members, waiving out-of-pocket payment amounts and initiating litigation against out-of-network providers for interference with contractual relationships, insurance fraud and violation of state licensing and consumer protection laws. Many states have laws and regulations that prevent providers from waiving patient out-of-pocket amounts, including out-of-network charges, when such providers submit their full charges to payers. To the extent that we, our Medical Groups or Privia Providers are not able to enter into contracts on favorable terms with payers, including with respect to in-network or out-of-network designations, our patient volumes may suffer and our revenues may decline.
Our revenues and the relationships we and our Medical Groups have with payers may also be impacted by price transparency initiatives. For example, HHS requires health insurers to publish online charges negotiated with providers for healthcare services, which could impact our negotiations with payers. In addition, the No Surprises Act places limitations on billing for certain services furnished by providers who are not in-network with the patient’s health plan, among other requirements. Price transparency initiatives may impact the ability of the Company and our Medical Groups to set and negotiate prices and the relationships between healthcare providers, payers and patients, which may reduce our revenues.
Changes in payer mix could adversely affect the overall reimbursement we and our Medical Groups receive from payers. Such changes could be driven by an economic downturn that results in more uninsured patients or patients insured by state Medicaid programs, among other factors. If we or our Medical Groups experience changes in payer mix or reductions in reimbursement, have payer contracts that are not competitive in a given market or are unable to obtain or maintain contracts with certain payers, our revenues could decrease. Our ability to recruit new physicians to affiliate with our Medical Groups may also be adversely impacted, which could adversely affect our growth strategy and financial projections.
An increase in the volume of uninsured patients or deterioration in the collectability of patient responsibility accounts could adversely affect our financial condition and results of operations.
There are collection risks related to our and our Medical Groups’ uninsured patient accounts and patient accounts for which the patient responsibility amounts (e.g., deductibles, copayments, coverage exclusions) remain outstanding. Any increase in the volume of uninsured patients or deterioration in the collectability of uninsured and self-pay accounts receivable could adversely affect our cash flows and results of operations.
We and our Medical Groups may experience growth in uninsured patients as a result of a number of factors, including conditions impacting the overall economy and unemployment levels. In addition, federal and state legislatures have in recent years considered or passed various proposals impacting the size of the uninsured or underinsured population. The number and identity of states that choose to expand or otherwise modify Medicaid programs and the terms of expansion and other program modifications continue to evolve. Further, under early COVID-19-related legislation, states that maintained continuous Medicaid enrollment were eligible for a temporary increase in federal funds for state Medicaid expenditures. The resumption of redeterminations for Medicaid enrollees in 2023 resulted in coverage disruptions and dis-enrollments of Medicaid enrollees, and Medicaid enrollment has generally continued to decline through 2024 as states complete their redeterminations for these enrollees. In addition, some states have imposed individual health insurance mandates and other states have explored or offer public health insurance options. These variables, among others, make it difficult to predict the size of the uninsured population and what percentage of our total revenue will be comprised of self-pay revenues.
We may also be adversely affected by the growth in patient responsibility accounts as a result of increases in the adoption of health plan structures, including health savings accounts and narrow or tiered networks, that shift greater payment responsibility for care to individuals through greater exclusions and copayment and deductible amounts. Further, the ability of the Company and its Medical Groups to collect patient responsibility accounts may be limited by statutory, regulatory and investigatory initiatives. For example, the No Surprises Act requires providers to send uninsured and self-pay patients a good faith estimate of expected charges for items and services and provides a dispute process for bills that exceed the good faith estimate by certain predetermined amounts.
A deterioration of economic conditions in the United States could lead to higher levels of uninsured patients, result in higher levels of patients covered by lower paying government programs, result in fiscal uncertainties for both governmental and commercial payers, or limit the economic ability of patients to make payments for which they are responsible. If we and our Medical Groups experience growth in self-pay volume or deterioration in collectability of patient responsibility accounts, our financial condition or results of operations could be adversely affected.
The reimbursement process is complex and may involve delays and other uncertainties, which may adversely affect our business, operations, and revenues.
The Company and its Medical Groups may encounter significant delays and other uncertainties under both FFS and VBC reimbursement models, which could adversely affect our business and financial condition. The billing and collection process is complex and varies across states and among payers, including as a result of frequent insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage and other payer and provider issues, such as ensuring appropriate documentation. Third-party payers may disallow, in whole or in part, requests for reimbursement based on determinations that the patient is ineligible for coverage, other coverage exclusions or determinations that services were not medically necessary or not adequately documented. We and our Medical Groups are subject to commercial and governmental payer audits and may be required to make repayments based on the findings of those audits. In addition, determining applicable primary and secondary coverage for our patients is a complex, resource-intensive process, and errors in coordination of benefits determinations may result in refunds to payers. Revenues are subject to estimating risk as a result of the complexity of the billing and collection process, including related to determining amounts not paid by the primary payer that will ultimately be collectible through secondary coverage or from the patient. Retroactive adjustment by, and refunds to, payers may change amounts realized and recognized as revenue from third-party payers.
Further, there can be lengthy delays between provision of services and ultimate payment. Under VBC arrangements, payment of any shared savings, bonuses, withholds and similar payments is received only after the close of the relevant measure period (e.g., calendar year), and only after the payer has reconciled cost of care, FFS reimbursement paid, as applicable, reported quality data, and patient attribution. Delays and uncertainties in the reimbursement process may adversely affect accounts receivable, increase the costs of collection and cause us to incur additional borrowing costs.
Before receiving reimbursement from governmental healthcare programs and commercial payers under either FFS or VBC models, we, our Medical Groups and Privia Providers must be appropriately enrolled and credentialed with the relevant programs and payers. Enrollment rules, including limitations on retroactive billing, vary by program. If we or our Medical Groups do not enroll a Privia Provider in a timely manner, the Medical Group may be precluded from billing for any services rendered to a beneficiary prior to the effective date of enrollment. Failure to timely or accurately submit required information to payers may result in reimbursement delays or denials that could result in adverse financial impacts to Privia Providers’ medical practices (leading to attrition) or adversely affect our operations, cash flows and revenues, and CMS may impose penalties on providers that submit incomplete or inaccurate information. Further, providers are generally required to periodically revalidate enrollment and credentialing information and provide updates to payers of significant changes. Failure to comply with these and other requirements could result in revocation of enrollment and billing privileges and denial of future applications.
The information that we or our Medical Groups provide to Medicare Advantage plans could be inaccurate, incomplete or unsupportable, which could impact risk adjustment scores and ultimately result in harm to our business, operations and financial condition.
The Company (on behalf of some Medical Groups) and its Medical Groups submit claims and encounter data to Medicare Advantage plans that are used to establish Risk Adjustment Factor (“RAF”) scores attributable to Medicare Advantage beneficiaries. The RAF scores impact the revenue that the health plans and, in turn, our Medical Groups are credited with for the provision of medical care to these patients. The data submitted to CMS by each health plan are based partially on medical charts and diagnosis codes that our Privia Providers prepare and we submit to the health plans. Each health plan generally relies on us and our Privia Providers to appropriately document and support the RAF-related data in our medical records and to accurately code claims for medical services provided to members. Although we, our Medical Groups and our payers have implemented auditing and monitoring processes to collect and provide accurate risk adjustment data to CMS, these efforts may not be sufficient to ensure the accuracy of such data. Erroneous claims, encounter records and submissions to Medicare Advantage plans could result in inaccurate revenue and risk adjustment payments, which are subject to correction or retroactive adjustment in later periods. This corrected or adjusted information may be reflected in financial statements for periods subsequent to the period in which the revenue was recorded. We or our Medical Groups may be required to refund a portion of revenues received, which depending the magnitude of the refund, could damage our relationships with the applicable health plan and could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Medicare Advantage plans are subject to audit by government agencies. CMS audits Medicare Advantage plans for documentation to support RAF-related payments for enrollees through its Risk Adjustment Data Validation (“RADV”) audits, and may seek repayment based on audit findings. CMS has indicated that payment adjustments will not be limited to RAF scores for the specific Medicare Advantage enrollees for which errors are found, but may also be extrapolated to the entire Medicare Advantage plan subject to a particular CMS contract. In February 2023, CMS published a final rule updating the RADV audit methodology used by CMS to address overpayments to Medicare Advantage plans based on the submission of unsupported risk-adjusting diagnosis codes. This rule is the subject of legal challenges. As finalized, the rule allows CMS to extrapolate RADV audit findings for any CMS and OIG audits beginning with payment year 2018. Extrapolation is expected to significantly increase the size of overpayment determinations. The

OIG conducts audits of Medicare Advantage plans that are similar to RADV audits, addressing diagnoses collected and submitted to CMS for risk adjustment purposes. In addition, there is increasing scrutiny by the Department of Justice (“DOJ”) with regard to RAF scores, as the agency has intervened in litigation under the FCA related to RAF scores. Medicare Advantage plans with which we or our Medical Groups contract may be selected for review by CMS, OIG, DOJ or another government agency or its contractor, and the outcome of such actions may result in material adjustments to our revenues. A Medicare Advantage plan may seek repayment from us, our Medical Groups or our ACOs if CMS, the OIG or another government entity makes any payment adjustments to the Medicare Advantage plan as a result of the audit and assessment of RAF scores that were supported by our data or the data of our Medical Groups.
Moreover, we, our Medical Groups or our ACOs may face civil and criminal liability under healthcare fraud and abuse laws, including the FCA, which can result in significant penalties. Further, Medicare Advantage plans may seek to hold us liable for any penalties they owe under the FCA or other fraud and abuse laws as a result of inaccurate or unsupportable data provided by us. The DOJ has asserted FCA claims against, and entered into settlement agreements or corporate integrity agreements including significant civil monetary penalties with, Medicare Advantage plans and providers related to maintaining internal coding policies and provider education that allegedly resulted in the submission of inappropriate diagnosis codes, the inappropriate capture of historical diagnoses that inflated the organization’s RAF scores and resulted in inflated payment rates, submission of inaccurate information about the health status of beneficiaries enrolled in Medicare Advantage plans and failure to remove diagnosis codes that were no longer applicable or supported by the chart review.
There can be no assurance that a Medicare Advantage plan in which our Medical Groups participate will not be randomly selected or targeted for review by CMS or that the outcome of such a review will not result in a material adjustment in our revenue and profitability, even if we believe the information we submitted to the plan is accurate and supportable. Further, although we have built safeguards into our provider education efforts and unreported diagnoses review, there can be no assurance that CMS, the DOJ, the OIG, or a whistleblower would not allege such action constitutes a civil FCA violation or that we could successfully defend against such allegation. Even if we are successful, defending against such a claim could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and result in reputational harm, any of which could adversely affect our business.
Third-party payer controls designed to reduce costs and other payer practices to decrease or review utilization, surgical procedure volumes or reimbursement for services rendered may reduce our revenues.
Controls imposed by Medicare, Medicare Advantage, Medicaid, managed Medicaid and private third-party payers designed to reduce the intensity of services and surgical volumes, in some instances referred to as “utilization review,” have affected and are expected to increasingly affect our Medical Groups and Privia Providers. Utilization review entails the review of the course of treatment of a patient by third-party payers, and may involve prior authorization requirements. The Medicare program also issues national or local coverage determinations that restrict the circumstances under which Medicare pays for certain services. Cost control efforts, including coverage restrictions, have resulted in an increase in reimbursement denials and delays by governmental and commercial payers, which may increase costs and administrative burden for the Company, our Medical Groups and Privia Providers and decrease the reimbursement we and our Medical Groups receive. Efforts by payers to impose more stringent cost controls are expected to continue and may have a material, adverse effect on our business, financial condition, and results of operations.
If the Company and its Medical Groups are unable to effectively compete, our business, financial condition, and results of operations could be adversely impacted.
The healthcare industry is highly competitive and we expect competition to continue to increase. We and our Medical Groups compete with healthcare service providers, management services organizations, physician enablement entities, and provider networks, intermediary entities, data consultants, payers, and other companies managing and facilitating FFS and VBC arrangements through tools, talent and technology-enabled, nationally-focused business models. Some of our competitors may have greater financial, technical, political, and marketing resources, name recognition, broader or more effective service offerings, or a larger number of patients, customers, or payers than we do. In addition, some of our competitors have been in business longer than we have or and may have more mature or effective tools, strategies and procedures. Generally, other medical groups and healthcare providers in the markets our Medical Groups serve provide services similar to those our Medical Groups offer, but some competing providers may be more established, have higher caliber facilities and equipment, be located in areas that are easier to access, and offer better access and a broader array of specialties and services. These competitive advantages may limit the ability of the Company and its Medical Groups to attract and retain skilled talent, patients, and providers in local markets and to expand into new markets. In addition, we and our Medical Groups may face competition from new entrants into our markets. Competition for patients and providers may adversely affect contract negotiations and performance as well as patient volumes and other aspects of our business.
Trends toward performance data and price transparency may impact the competitive position and patient volumes of the Company and its Medical Groups. CMS websites make publicly available certain data on ACOs and on clinicians, medical groups, and various other types of Medicare-enrolled providers, including QPP performance information. If Privia Providers, our Medical Groups, or ACOs achieve poor results (or results that are lower than competitors’ results) on performance metrics, our competitive position could be negatively affected, and we may attract fewer patients or providers. In addition, HHS requires health insurers to publish online charges negotiated with providers for healthcare services, and health insurers must provide online price comparison tools to help individuals get personalized cost estimates for covered items and services. The No Surprises Act also requires providers to send uninsured or self-pay patients (in advance of the date of the scheduled item or service or upon request) and health plans (prior to the scheduled date of the item or service) of insured patients a good faith estimate of the expected charges and diagnostic codes. Until additional regulations are issued, HHS is deferring enforcement of certain No Surprises Act requirements related to good faith estimates, including the requirement that estimates provided to uninsured or self-pay patients include expected charges for co-providers or co-facilities. It is not entirely clear how price transparency requirements will affect consumer behavior, relationships between payers and providers, or the ability of providers to set and negotiate prices, but our competitive position and the competitive position of our Medical Groups could be negatively affected if prices are higher or perceived to be higher than those of our competitors.
Industry consolidation may also negatively impact the competitive position of the Company and its Medical Groups. Other healthcare industry participants, including payers, are increasingly facilitating VBC arrangements and implementing physician alignment strategies, such as employing physicians, acquiring physician practice groups, participating in ACOs or other clinical integration models. We and our Medical Groups compete for payer relationships with other physician practices and intermediary entities such as non-Privia ACOs, independent physician associations and physician hospital organizations. There is increasing consolidation in the third-party payer industry, including the vertical integration of health insurers with providers, and increasing efforts by payers to influence or direct a patient’s choice of provider by the use of narrow networks or other strategies. Some payers have developed their own managed services tools, which they may offer to large numbers of physicians. Insurers may have increased negotiating leverage and other competitive advantages, such as greater access to performance and pricing data, as a result of consolidation within the industry. Consolidation within third-party payer industry may negatively affect the ability of the Company and its Medical Groups to negotiate prices and favorable terms with health insurers, as well as our ability to successfully market our services to providers. Other healthcare industry participants, such as large employer groups and their affiliates, may intensify competitive pressure and affect market dynamics in ways that are difficult to predict.
If competitors are better able to attract patients or providers, make capital expenditures, maintain or upgrade facilities and equipment, recruit or align with physicians, expand services, innovate, obtain and perform in favorable third-party payer contracts, including VBC arrangements, we and our Medical Groups may experience a decline in patient and provider volumes. If we are unable to successfully compete, our business, financial condition, and results of operations could be materially adversely affected.
If we do not continue to innovate and evolve our service offerings in a way that is useful to our Medical Groups, Privia Physicians and their patients, our health system or hospital partners, and third-party payers, we may not remain competitive, fail to meet our growth expectations, and our revenue and results of operations could suffer.
We believe that the market for healthcare in the United States is in the midst of structural change, with an increased emphasis on VBC models, technological solutions and a customer-centered focus. Our success depends on our ability to keep pace with technological developments, satisfy increasingly sophisticated physician, payer and patient requirements, and the market continuing to evolve towards a VBC model. Our future financial performance will depend in part on growth in the healthcare market and on our ability to adapt to emerging demands of the market, including adapting to the ways our Medical Groups, Privia Physicians and their patients, our health system and hospital partners, and third-party payers interact with our technology-enabled platform, the Privia Technology Solution and our operating model. Our competitors are constantly developing products and services that may be more efficient or appealing to Medical Groups, Privia Providers and their patients, our health system or hospital partners or third-party payers. To compete, we must continue to invest significant resources in research and development in order to enhance our existing service offerings and introduce new high-quality services and applications that such customers will want, while offering and operating the Privia Technology Solution at competitive prices. If we fail to accurately predict customer preferences related to functionality, or industry changes needed to service our customers including providers, beneficiaries, and payers, or if we are unable to modify our service offerings on a timely or cost-effective basis, we may lose Medical Groups, Privia Providers, patients, health system or hospital partners, ACO participants and payer relationships. Our results of operations could also suffer if our innovations do not produce the desired results including related to contract performance, are not appropriately responsive to the needs of our multiple stakeholders, are not appropriately timed with market opportunity, or are not effectively brought to market, including as the result of delayed releases or releases that are ineffective or have errors or defects. As technology continues to develop, our competitors may be able to offer results that are, or that are perceived to be, substantially similar to, or better than, those generated by the Privia Technology Solution, or the Privia operating model. We may be required to compete on additional service attributes and to expend significant resources in order to remain competitive. If we are unable to successfully compete, our business, financial condition, and results of operations could be materially adversely affected.
Our sales and implementation cycle can be long and unpredictable and requires considerable time and expense, which may cause our results of operations to fluctuate.
The sales cycle for physicians to become affiliated with our Medical Groups from initial contact with a potential lead to contract execution, varies widely and is unpredictable. Further, once a physician has executed the agreements associated with one of our Medical Groups, there is a long period of implementation where the physician and his or her staff are trained on our EMR, platform and workflows and credentialed or enrolled in payer arrangements, as applicable. During such implementation period, we are incurring costs associated with the implementation without any corresponding revenue. Our sales efforts involve educating potential Privia

Providers about our model, market offerings, the health care industry and the physician practice’s expected return on investment from becoming affiliated with the Medical Group. It is possible that in the future we may experience even longer sales cycles, especially with respect to moving into new geographic markets and as markets become more mature and concentrated, which could result in more upfront sales costs and less predictability in closing our Privia Physician sales. If our sales cycle lengthens or our substantial upfront sales and implementation investments do not result in sufficient sales to justify our investments, it could have a material adverse effect on our business, financial condition and results of operations.
As we expect to grow rapidly, our clinician recruitment costs could outpace our build-up of recurring revenue, and we may be unable to reduce our total operating costs through economies of scale such that we are unable to achieve profitability. Any increased or unexpected costs or unanticipated delays in taking a Privia Physician live on our technology-enabled platform, including delays caused by factors outside our control, could negatively impact our reputation and/or our relationships with Privia Providers and cause our operating results and growth targets to suffer and negatively affect our revenue and profits.
Our ability to efficiently price the Privia Technology Solution and our Privia operating model could affect our results of operations and our ability to attract or retain Medical Groups, Privia Physicians, health system or hospital partners, ACO participants and payers.
The management and administrative fees we charge our Medical Groups are generally set as a percentage of the Non-Owned Medical Group’s FFS collections provided such an arrangement is allowed under state fee splitting laws. Certain states restrict percentage management fees and, therefore, certain markets are structured as a fixed annual amount. Generally, if Privia offers additional, optional services, Privia Physicians enter into a separate agreement to purchase such services. We determine these prices based on factors such as prior experience, the costs inputs associated with the services, market competition and feedback from our Medical Groups, Privia Physicians, health system or hospital partners and ACO participants, our assessments may not be accurate and we could be underpricing or overpricing the Privia Technology Solution and our operating model. Additionally, fees must generally be fair market value under federal and state fraud and abuse laws such as the federal Anti-Kickback Statute and the Stark Law. From time to time, we may choose to, or be required to, adjust our pricing, particularly as our applications and service offerings evolve. Changes to our pricing model or our inability to efficiently price our services could harm our business, results of operations, and financial condition and impact our ability to predict our future performance.
Our performance depends on our ability to contract with Medical Groups, Privia Providers, health system partners, ACO participants and third-party payers.
Our business and operating model depend on our relationships with Medical Groups, Privia Providers, health system partners, ACO participants and payers. We typically enter into multiyear contracts with our Medical Groups, Privia Providers, health system partners, ACO participants and payer customers. We expect to derive a significant portion of our revenue from renewal of existing contracts, including through the expansion of our service offerings, including existing and new offerings, such as ancillary services, additional medical and medical support services like our virtual visits platform and clinical research program. Achieving high retention rates and selling additional applications and services are critical to our future business, revenue growth and results of operations.
Factors that may affect our ability to enter into new contracts, execute our sales strategy and achieve our expected retention rates include, but are not limited to, the following:
•the price, performance, functionality and security of the Privia Technology Solution;
•Privia Physician and Medical Group adoption of new services;
•our ability to adapt to emerging demands, including adapting to the ways in which providers, patients, payers and other third parties interact with the Privia Technology Solution and our operating model;
•our ability to innovate, develop complementary solutions and evolve our service offerings in a way that is useful to providers, patients and payers;
•our ability to invest in research and development and obtain reasonable returns on such investments;
•the availability, price and performance of competing solutions; and
•industry consolidation.
If contracts are negotiated with lower fee levels or other less favorable terms, if we determine it is necessary to adjust our pricing model, if customers fail to purchase or utilize additional products and services we offer, or if contracts are not renewed, our revenues may decline and future growth may be constrained. If a Medical Group or Privia Provider terminates their relationship with us after implementation has begun, we would lose the resources invested in that relationship and the opportunity to leverage those resources to build relationships with other Privia Providers over the same period of time. If a health system partner that is the majority owner of a Non-Owned Medical Group terminates our partnership or affiliation, we may not be able to identify an alternative partner to implement the operating model or restructure in a way to retain a sufficient number of Privia Physicians, which may restrict our ability to continue operations in that market. Even if we identify an alternative partner or are otherwise able to continue operations, we may be subject to contractual prohibitions that could adversely affect our ability to operate, such as limitations on our ability to retain Privia

Providers in the market. If we are not able to establish, retain or maintain on favorable terms any of these contractual relationships, our business, operations and financial condition may be adversely impacted.
The success of our business depends on the execution of our growth strategy, which may not prove viable and we may not realize expected results.
Our business strategy is to grow rapidly by increasing Privia Physicians in existing markets and acquiring new Medical Groups, ACOs Independent Physician Associations and Clinically Integrated Networks in new geographical markets. New market growth is significantly dependent on partnering with anchor medical practices or health systems or hospitals in such new geographic markets. Likewise, our growth strategy is dependent on growing same-store sales for our Medical Groups by offering new revenue enhancing services, such as our virtual visit platform, assisting our Medical Groups in recruiting new clinicians, and partnering or contracting with commercial payers to enter new VBC arrangements on behalf of our Medical Groups. We seek growth opportunities both organically and through alliances with other parties in the healthcare industry.
Our growth strategy involves a number of risks and uncertainties, including that:
•we and our Medical Groups may not be able to contract with payers on terms favorable to us or at all;
•we and our Medical Groups face competition for payer contracts and this competition may intensify, including as a result of ongoing consolidation in the healthcare industry;
•we may not be able to recruit or retain a sufficient number of new Medical Groups, and we and our Medical Groups may not be able to recruit or retain a sufficient number of Privia Physicians or patients, to execute our growth strategy, or to fully implement our operating model in new markets, and we may incur substantial recruiting and marketing costs;
•we may fail to integrate new Privia Providers or their support staff into our operating model;
•when expanding our business into new markets, compliance with additional laws and regulations may slow our expected growth or limit our potential market of available physicians or the services and solutions we may offer; and
•we may fail to realize expected synergies, financial, strategic or other benefits from same-store sales or expansion into new markets or face challenges successfully integrating new Medical Groups or Privia Providers into our operating model and the Privia Technology Solution.
There can be no assurance that we will be able to successfully capitalize on growth opportunities and otherwise execute our growth strategy, which may negatively impact our business model, revenues, results of operations and financial condition.
If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of stakeholder service and patient satisfaction, or adequately address competitive challenges.
We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. We may also seek growth opportunities through strategic acquisitions and partnerships. Additionally, our organizational structure may become more complex as we improve our operational, financial and management controls, as well as our reporting systems and procedures. We may require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas. We must effectively increase our headcount and continue to effectively train, manage and retain our employees. We will be unable to manage our business effectively if we are unable to alleviate the strain on resources caused by growth in a timely and successful manner. If we fail to effectively manage our anticipated growth, the quality of our services may suffer, which could negatively affect our brand and reputation and harm our ability to attract and retain Medical Groups, Privia Providers, patients and employees. If we fail to evaluate and execute new business opportunities properly, we may not achieve anticipated benefits and may incur increased costs.
In addition, as we expand our business, it is important that we continue to maintain a high level of stakeholder service and satisfaction. As our Privia Physician base continues to grow, we will need to expand our population health, patient services and other personnel, either through employment or contractual arrangements to provide personalized stakeholder service. If our Medical Groups are not able to continue to provide high quality cost effective healthcare services with high levels of patient satisfaction, our reputation, as well as our business, results of operations and financial condition could be adversely affected, including a failure to realize the benefits of any VBC arrangements.
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
The principal assumptions relating to our determination of the TAM includes determining the total number of physicians in the geographic market reduced by hospital employed physicians and other Privia Physicians in the market that are unlikely to change their existing relationships. This calculation may not take into account physicians who are not currently available because of an exclusive arrangement with an intermediary entity or because the physician is locked out of moving while awaiting payment pursuant to a VBC arrangement. We also evaluate the variation in physician reimbursement by commercial payers in each market to determine if there is a sufficiently large TAM to allow us to affiliate with a sufficiently large number of physicians. We also evaluate the variation in physician reimbursement by commercial payers in each market to determine if there is sufficient economic opportunity to allow physicians to embrace our Privia operating model. Our TAM is also based on the assumption that the strategic approach that our solution enables for potential Privia Physicians will be more attractive to our available physicians than many competing opportunities. If these assumptions prove inaccurate, our business, financial condition and results of operations could be adversely affected.
If certain of our vendors do not meet our needs, if there are material price increases or reductions in reimbursement rates on vendor services and products, if they experience service disruptions as a result of factors outside of our control, or if we are unable to effectively access new or replacement services or products, our business, ability to operate, financial condition, cash flows, results of operations, and relationships with our Medical Groups, Privia Providers and their patients could be negatively impacted.
The ability of the Company and its Medical Groups to offer services and solutions and to maintain business operations is dependent on maintaining relationships with third-party vendors and entering into new relationships to meet changing business needs. Any deterioration in vendor relationships or failure to enter into agreements with vendors in the future could harm our business and our ability to pursue our growth strategy. If any third-party vendors of the Company or its Medical Groups are unable or unwilling (including as a result of a product recall, shortage or dispute) to provide the services necessary to support our business, if our vendors do not meet our needs for the services or products they supply (including as a result of vendors updating or replacing services and products), if we experience material price increases from vendors or reductions in reimbursement rates that we are unable to mitigate, if we are not able to access new or replacement services on a cost-effective basis or at all, or if vendors are unable to scale as fast as our operations grow or provide services required to meet the changing needs of our business, it could have a material adverse effect on our operations. We and our Medical Groups may incur substantial costs, delays and disruptions to our business in transitioning such services to internal platforms or other third-party vendors. Any of the foregoing could materially harm our competitive position, business, results of operations, financial condition and cash flows. We and our Medical Groups have vendors that may be the sole or primary source of certain services, products or technology critical to the services either we, our Medical Groups or Privia Providers furnish, which augments the aforementioned risks with respect to these vendors.
For example, we are dependent on our EMR vendor, athenahealth, Inc., with which the Privia Technology Solution is integrated, and which is utilized by most of our Medical Groups. Our business could be adversely affected if that relationship were disrupted. The Privia Technology Solution is not currently usable with other EMRs, and moving Privia Providers to another EMR provider would require considerable effort, time and expense. In addition, our dependency and the dependency of most of our Medical Groups on athenahealth, Inc., heightens risks related to service disruptions or potential cybersecurity incidents experienced by, cessation of operations of, or price increases by this vendor. Furthermore, changes to the athenahealth, Inc. platform could require us, our Medical Groups or Privia Providers to make financial or operational investments or changes to respond to such changes to the platform. A material change in our relationship with athenahealth, Inc., whether resulting from a dispute, a change in government regulation, other factor or the loss of this relationship, could impair our ability to provide services to Privia Providers and could have a material adverse effect our business, financial condition and results of operations. Additionally, service certain of the Company’s service providers, including technology or AI-related service providers, may experience service disruptions from a variety of factors outside of the Company’s control ranging from severe or extreme weather to cybersecurity incidents and geopolitical conflict, and our operations could be negatively impacted by any disruption or vulnerabilities in the services they provide resulting from such factors outside our control.
If we are not able to maintain and enhance our reputation and brand recognition, including through the maintenance and protection of trademarks, our business and results of operations will be harmed.
We believe that maintaining and enhancing our reputation and brand recognition is critical to our relationships with Medical Groups, Privia Providers, patients, ACO participants, and payers, and to our ability to attract new Medical Groups, Privia Physicians and patients. The promotion of our brand may require us to make substantial investments and we anticipate that, as our market becomes increasingly competitive, these marketing initiatives may become increasingly difficult and expensive. Our marketing activities may not be successful or yield increased revenue, and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur and our results of operations could be harmed. In addition, any factor that diminishes our reputation or that of our management, including failing to meet the expectations of our Medical Groups, Privia Physicians, ACO participants, health system or hospital partners, patients, or payers, or any adverse publicity or litigation involving or surrounding us, one of our Medical Groups, or our management, could make it substantially more difficult for us to attract new Privia Physicians, New Medical Group, or retain existing Privia Providers and Medical Groups. Similarly, because our existing Medical Groups often act as references for us with prospective Privia Physicians or new Medical Groups, any reputational concerns could impair our ability to secure additional new Privia Physicians and Medical Groups. In addition, negative publicity resulting from any adverse government investigation or payer audit could injure our reputation. If we do not successfully maintain and enhance our reputation and brand recognition, our business may not grow and we could lose our relationships with Privia Physicians, Medical Groups, ACO participants, health system or hospital partners, patients, or payers, which could harm our business, results of operations and financial condition.
The registered or unregistered trademarks or trade names that we own or license may be challenged, infringed, circumvented, declared generic, lapsed or determined to be infringing on or dilutive of other marks. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition with patients, payers and other third parties. In addition, third parties may in the future file for registration of trademarks similar or identical to our trademarks. If they succeed in registering or developing common law rights in such trademarks, and if we are not successful in challenging such third-party rights, we may not be able to use these trademarks to commercialize our technologies in certain relevant jurisdictions. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our brand recognition, reputation and results of operations may be adversely affected.
The operations of the Company and its Medical Groups are concentrated in the fourteen states and the District of Columbia in which we operate, which makes us sensitive to regulatory, economic, public health, environmental, competitive and other conditions and changes in these jurisdictions, and we may not be able to successfully establish a presence in new geographic markets.
A substantial portion of our revenue is driven by our Medical Groups in the fourteen states and the District of Columbia, in which we operate. As a result, our exposure to many of the risks described herein are not mitigated by a diversification of geographic focus. Furthermore, this concentration of the operations of the Company and its Medical Groups makes our business particularly sensitive to regulatory, economic, environmental (including natural disasters), competitive and other conditions and changes in these jurisdictions. Any material change in payment programs or regulatory, economic, public health, environmental or competitive conditions in these states or the District of Columbia could have a disproportionate effect on our operating results and financial condition, and could disrupt the operations of our Medical Groups and Privia Providers.
The risks of geographic concentration could decrease as we expand the operations of the Company and its Medical Groups to other regions of the United States, but expansion is resource-intensive and we may encounter significant barriers to entry in new markets.
We anticipate that further geographic expansion may require us to make a substantial investment of management time, capital and/or other resources. There can be no assurance that we will be able to continue to successfully expand our operations in any new geographic markets.
Changes in treatment methodologies, trends related to the usage of primary care and specialist healthcare services, and other factors outside our control that impact demand for medical services may reduce our revenues.
Patient volumes and case-mix trends related to the usage of primary care and specialist healthcare services may be impacted by factors beyond the control of the Company and its Medical Groups, such as changes in volume of certain high acuity services, variations in the prevalence and severity of outbreaks of influenza, COVID-19 and other illnesses, seasonal and severe weather conditions, changes in treatment regimens and medical technology and other advances. Further, trends in physician treatment protocols and health plan design, such as health plans that shift increased costs and accountability for care to patients, could reduce the volume of certain procedures and treatments rendered by Privia Providers in favor of lower intensity and lower cost treatment methodologies or result in patients seeking care from other providers or failing to obtain appropriate, medically necessary care. These and other factors beyond the control of the Company and its Medical Groups may reduce the demand for services we offer and decrease the reimbursement that we receive, which could have a material, adverse effect on our business, financial position, and results of operations.
The failure to obtain medical supplies and drugs for Medical Groups at favorable prices or in sufficient volumes could cause our results of operations to decline.
Costs of medical supplies and drugs may continue to increase due to market pressure from pharmaceutical companies and vendors, new product releases, product shortages and other factors including import/export restrictions, such as new, expanded or retaliatory tariffs, sanctions, quotas or trade barriers (including recent U.S. tariffs imposed or threatened to be imposed on China, Canada and Mexico and other countries and any retaliatory actions taken by such countries). If our we or our Medical Groups are unable to obtain sufficient supplies or are unable to access new or replacement products, it could negatively impact the ability of our Medical Groups to provide services to patients. Higher costs and insufficient supplies could adversely affect our business, results of operations, financial condition, and cash flows.
Technology, Cybersecurity and Privacy Risks
Security threats, cybersecurity incidents or other forms of data breaches, catastrophic events and other disruptions to our, our Medical Groups’, our business partners’ or our vendors’ information technology and related systems could compromise sensitive information related to our business, the Medical Groups or patients, prevent access to critical information, harm patients, require remediation and other corrective action, which can be expensive, and expose us to liability, which could adversely affect our business, operations and reputation.
Information technology is a critical component of the day-to-day business operations of the Company and its Medical Groups. Our business is highly dependent on maintaining effective information systems, in part because VBC arrangements involve extensive data processing and analytics, as well as the integrity and timeliness of the data we use to serve our Privia Providers’ patients, support our Medical Groups and Privia Providers, monitor and manage our ACOs and management services organizations (including satisfaction of reporting obligations) and to otherwise operate our business. We and our Medical Groups, directly and through our vendors and other third parties, collect and store on networks, devices and third-party technology platforms sensitive information, including intellectual property, proprietary and confidential business information, protected health information of patients and personally identifiable information of our employees and patients. Our Medical Groups use EMRs and medical devices that are integral to the provision of patient care, and these systems and devices are increasingly connected to the internet and other downstream technology platforms. We have implemented multiple layers of security measures to protect the confidentiality, integrity and availability of our data, networks, systems and devices. Our and the Medical Groups’ systems interface with and rely on third-party provided systems that we do not directly control, such as the athenahealth EMR and platforms that support the interoperability of the healthcare infrastructure for treatment, payment and operations. Third-party technology platforms are increasingly important to our business and continue to grow in complexity and scope. We rely on third-party providers to have appropriate controls (including with respect to their own downstream third-party vendors) that protect confidential information and other sensitive or regulated data that is on their systems or otherwise in their control. Our contracts with such third-party providers typically include terms holding them to our security standards.
We, our Medical Groups and our vendors have been and continue to be the target of attempted cybersecurity and other threats that could have a security impact, including efforts by third parties, including threat actors, to access, misappropriate, corrupt or manipulate our information or disrupt our operations. Despite our implementation of security measures, we expect to continue to experience an increase in cybersecurity threats in the future, as the volume, intensity and sophistication of cyberattacks continue to increase, particularly within the healthcare industry. Threats from malicious persons and groups, new vulnerabilities and advanced new attacks against our, our Medical Groups’, Privia Providers’ medical practices’, or our vendors’ information systems and devices create risk of cybersecurity incidents, including ransomware, data exfiltration, malware and phishing incidents as well as social engineering attacks. As cybersecurity threats continue to evolve, we and our Medical Groups may not anticipate certain techniques used to obtain unauthorized access to, or to sabotage, information systems, and we may not be able to implement effective protective measures. We and our Medical Groups may experience security incidents that remain undetected for an extended period, or, even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers using tools and techniques designed to circumvent controls, avoid detection, and remove or obfuscate forensic evidence. The rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks. Moreover, hardware, software or applications that we, our Medical Groups and vendors use may have inherent vulnerabilities or defects of design, manufacture or operations or could be inadvertently or intentionally implemented or used in a manner that could compromise information security.
As cyber threats continue to evolve and the volume and sophistication of threats increases, we may be required to expend significant additional resources to continue to modify or enhance security measures and investigate and remediate any potential vulnerabilities in our information technology systems and infrastructure. Although to date no cyberattack or other information or security breach has resulted in material losses or other material consequences to us, there can be no assurance that our controls and procedures in place to monitor and mitigate the risks of cyber threats will be sufficient and/or timely. We, our Medical Groups or our vendors could be subject to incidents that bypass security measures, impact the integrity, availability or privacy of PHI or other data subject to privacy laws or disrupt our or their information systems, devices or business, including the ability to provide various healthcare services. In such an event, we or our Medical Groups may incur substantial costs, including but not limited to, costs associated with remediating the effects of the cybersecurity incident, costs for security measures to guard against similar future incidents and costs to recover data. In addition, the occurrence of cybersecurity incidents or other forms of data breaches or disruptions could result in harm to patients; business interruptions and delays; the loss, misappropriation, corruption or unauthorized access of data; litigation and potential liability under privacy, security, breach notification and consumer protection laws (including penalties imposed under HIPAA), common law theories or other applicable laws; reputational damage; and foreign, federal and state governmental inquiries, any of which could have a material, adverse effect on our financial position and results of operations and harm our business relationships and reputation. While we and our Medical Groups have in place insurance coverage designed to address certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise. Further, to the extent there are successful cyberattacks at other healthcare services companies, consumer confidence in the integrity and security of personal information and critical operations data in the healthcare industry generally could be shaken, which could have a material, adverse effect on our business, financial position or results of operations.
In addition to the risk of cyber threats, information systems may be vulnerable to damage from a variety of other sources, including telecommunications or network failures, human acts such as inadvertent or intentional misuse by employees or contractors and natural disasters. Despite precautionary measures, we, our Medical Groups or our vendors and other third-parties (or their downstream third-party vendors) that we rely upon may experience system failures and disruptions. Although we have disaster recovery systems and business continuity plans in place, we cannot provide assurance that there will not be disruptions in or other failures of our disaster recovery systems, and we cannot provide assurance that our business continuity plans sufficiently protect against extended technology or service outages of our third-parties. The occurrence of any system failure could result in interruptions, delays, the loss or corruption of data and cessations or interruptions in the availability of systems, any of which could have a material, adverse effect on patient care, our financial position and results of operations and lead to reputational harm.

If we or our Medical Groups experience failures or interruption in services we receive through third-party internet infrastructure, bandwidth providers, EMR and other vendors, our business, ability to operate, financial condition, cash flows, results of operations, and relationships with our Medical Groups, Privia Providers and their patients could be negatively impacted.
The Company and its Medical Groups rely on internal systems as well as third-party suppliers, including network and infrastructure equipment providers, to maintain our platform and related services. Failure to adequately manage updates or enhancements to such platforms or interfaces between platforms or implementation of new technology could place us at a competitive disadvantage, disrupt operations and have a material, adverse impact on our business and results of operations. Further, our ability to maintain our technology-enabled platform, including our virtual health services, is dependent on the development and maintenance of the infrastructure of the internet (including a reliable network connection with the necessary speed, data capacity and security for providing reliable internet access and services), reliable telephone and facsimile services and other services furnished by third parties. Although we maintain redundancy with respect to the critical components of our platform, we do not currently maintain redundant systems or facilities for some of the services on which we depend. The Privia Technology Solution is designed to operate without perceptible interruption in accordance with our service level commitments.
We have, however, experienced limited interruptions in these systems in the past, including temporary slowdowns in the performance of our EMR and platform, and we may experience similar or more significant interruptions in the future.
Interruptions in third-party systems or services, or our own systems or our Medical Groups’ systems, whether due to system failures, cyber incidents, physical or electronic break-ins or other events, could affect the security or availability of our platform or services and Medical Group services, including EMR access, patient scheduling, patient and Privia Physician portals; prevent or limit access to the Privia Technology Solution or other services by Privia Physicians and their patients; result in noncompliance with privacy laws and regulations; result in the loss of proprietary or personal information; hurt our relationships with Medical Groups, Privia Physicians, patients, payers, and other network participants; and expose us and our Medical Groups to third-party liabilities. In the event of a catastrophic event with respect to one or more of these systems or facilities, we and our Medical Groups may experience an extended period of system unavailability, which could result in substantial remediation costs and harm our business relationships and our business. Any interruption or delay in third-party systems and services could harm our competitive position, business, financial condition, results of operations and prospects.
We and our Medical Groups take steps to monitor the performance of third-party vendors, including in our agreements with such parties, but our oversight controls could prove inadequate. Since we do not fully control the actions of vendors and other third parties, including our Medical Groups and Privia Providers, we are subject to the risk that their decisions or operations could adversely impact us and our Medical Groups, and replacing such third-party vendors could create significant delay and expense. If these third-party vendors fail to satisfy their obligations to us or our Medical Groups, timely comply with legal or regulatory requirements, or deliver high-quality services, the operations and reputation of the Company and its Medical Groups could be compromised, we may not realize the anticipated economic and other benefits from these arrangements, and we could suffer adverse legal, regulatory and financial consequences. In addition, these third parties face their own technology, operating, business and economic risks, and any significant failures by them, including the improper use or disclosure of confidential Company or Medical Group information or failure to comply with applicable laws and regulations, or any failure by them to effectively oversee, monitor or protect against their own downstream third-party vendors’ risks (so-called “fourth-party risk”), could result in reputational harm or otherwise expose the Company and its Medical Groups to liability.
For additional risks related to our third-party vendors, see “If certain of our vendors do not meet our needs, if there are material price increases or reductions in reimbursement rates on vendor services and products, if they experience service disruptions as a result of factors outside of our control, or if we are unable to effectively access new or replacement services or products, our business, ability to operate, financial condition, cash flows, results of operations, and relationships with our Medical Groups, Privia Providers and their patients could be negatively impacted.”
If we cannot timely implement the Privia Technology Solution for Privia Physicians and new Medical Groups, or promptly resolve Privia Provider and patient concerns, or if the Privia Technology Solution fails to operate as we expect, our business and results of operations may be adversely impacted, we could be subject to litigation, and our reputation may be harmed.
The Privia Technology Solution, our end-to-end, cloud-based technology-enabled platform, provides patients with the ability to schedule services with our Privia Physicians and communicate and interact with providers, and it allows our Privia Providers to streamline patient charting and identify gaps in care and conduct virtual visits (via video, phone or the internet), among other functions. The seamless onboarding of Privia Physicians onto the Privia Technology Solution, including training on conversion to and the use of our EMR and the credentialing of Privia Physicians and other providers with applicable federal health care programs and commercial payers is essential to a timely transition to our technology-enabled platform. As of December 31, 2024, practices on the Privia Platform were converted from approximately 50 different EMR vendors. If we face unanticipated implementation difficulties or Medical Groups, Privia Physicians or support staff are unable or unwilling to smoothly transition to the Privia Technology Solution, we risk delaying the go live date of our new Medical Groups. Delays could cause us to incur significant costs and negatively impact our revenue, and Privia Providers could become dissatisfied, which could negatively impact our reputation, our relationships with Privia Providers, our ability to attract and retain new providers or our ability to negotiate and perform in payer contracts.

We also face risks related to the operation of our Privia Technology Solution. Proprietary software development is time-consuming, expensive and complex, and may involve unforeseen difficulties. We may encounter technical obstacles, and it is possible that we may discover additional problems that prevent our proprietary software from operating properly. We are currently implementing software for a number of new applications and services. If our solutions do not function reliably or fail to satisfy user expectations, we may lose or fail to grow our Medical Groups, Privia Provider relationships and patient volumes, we or our Medical Groups could face liability claims, and our Medical Groups, affiliate providers, health system partners, and ACO participants may attempt to terminate their relationships with us. This could damage our reputation and impair our ability to attract or maintain Medical Groups, Privia Providers, patients and relationships with commercial payers.
Medical Groups, Privia Providers and their patients depend on our call center support services to resolve their operational concerns including technical issues relating to the Privia Technology Solution and services and patient billing inquiries. It is difficult to predict demand for call center support services, and if demand increases significantly, we may be unable to provide satisfactory support services in the short- and long-term to our Privia Physicians and their patients, particularly as we increase the size of our Privia Physicians and patient bases. We also may be unable to modify the format of our support services to compete with changes in support services provided by competitors. If we are unable to address our Privia Physicians and their patients’ needs in a timely fashion or further develop and enhance our support services, or if a Privia Physician or patient is not satisfied with the quality of work performed by us or with the call center support services rendered, then we could incur additional costs to address the situation or, in certain markets, be required to issue credits or incur penalties related for such untimely or poor performance. In addition, our profitability may be impaired and our Privia Physicians and their patients’ dissatisfaction with our support services could damage our ability to retain Medical Groups, Privia Physicians and their patients. Such Medical Groups or Privia Physicians may not renew their contracts, seek to terminate their relationship with us or renew on less favorable terms. Moreover, negative publicity related to our Medical Groups and Privia Physician relationships, regardless of its accuracy, may further damage our business by affecting our reputation or ability to compete for new Privia Physicians in the market. If any of these were to occur, our revenue may decline and our business, financial condition and results of operations could be adversely affected.
Our business depends on our ability to effectively invest in, implement improvements to and properly maintain our information technology and other business systems.
Our information technology strategy and execution are critical to our continued success. We must continue to invest in long-term solutions that will enable us to anticipate our Medical Groups, Privia Providers, ACOs, and commercial payers’ needs and expectations, enhance both Privia Providers’ and patients’ experience, act as a differentiator in the market and protect against cybersecurity risks and threats. Our success is dependent, in large part, on maintaining the effectiveness of existing technology systems and continuing to deliver and enhance technology systems that support our business processes in a cost-efficient and resource-efficient manner. Increasing regulatory and legislative changes may place additional demands on our information technology infrastructure, which could impact availability of resources for other projects tied to our strategic initiatives. In addition, recent trends toward greater patient engagement in health care require new and enhanced technologies, including more sophisticated applications for mobile devices. Connectivity among technologies is becoming increasingly important. We must also develop new systems to meet current market standards and keep pace with continuing changes in information processing technology, evolving industry and regulatory standards and patient needs. Failure to do so may present compliance challenges and impede our ability to deliver services in a competitive manner. Further, because system development projects are long-term in nature, they may be more costly than expected to complete and may not deliver the expected benefits upon completion. Our failure to effectively invest in, implement improvements to and properly maintain the uninterrupted operation and data integrity of our information technology and other business systems could adversely affect our results of operations, financial position and cash flow.
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
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business with respect to intellectual property. We are not currently subject to any claims from third parties asserting infringement of their intellectual property rights. Some third parties may be able to sustain the costs of complex litigation more effectively than we can because they have substantially greater resources. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could divert our technical personnel and management’s attention from the operation of our business. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock. Moreover, any uncertainties resulting from the initiation and continuation of any legal proceedings could have a material adverse effect on our ability to raise the funds necessary to continue our operations. Assertions by third parties that we infringe, misappropriate or otherwise violate their intellectual property rights could therefore have a material adverse effect on our business, financial condition and results of operations.
If we are unable to protect the confidentiality of our trade secrets, know-how and other proprietary and internally developed information, the value of our technology could be adversely affected.
We may not be able to protect our trade secrets, know-how and other internally developed information adequately. Although we use reasonable efforts to protect this internally developed information and technology, our employees, consultants, Privia Providers and other parties (including independent contractors and companies with which we conduct business) may unintentionally or willfully disclose our information or technology to competitors. Enforcing a claim that a third-party illegally disclosed or obtained and is using any of our internally developed information or technology is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets, know-how and other proprietary information and the laws regarding such protections vary among jurisdictions. We rely, in part, on non-disclosure, confidentiality and assignment-of-invention agreements with our employees, independent contractors, and consultants with which we conduct business to protect our trade secrets, know-how and other intellectual property and internally developed information. However, we may fail to enter into such agreements with all of our employees, independent contractors, consultants, customers and other companies, and these agreements may not be self-executing, or they may be breached and we may not have adequate remedies for such breach. Moreover, third parties may independently develop similar or equivalent proprietary information or otherwise gain access to our trade secrets, know-how and other internally developed information and the value of our technology could be adversely impacted.
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
We face risks associated with healthcare technology initiatives, including those related to sharing patient data and interoperability, as well as our use of certain artificial intelligence and machine learning models.
The federal government is working to promote the adoption of health information technology to improve healthcare, including through the nationwide health information network exchange. As the health information technologies have become widespread, the focus has shifted to increasing patient access to health care data and interoperability. The 21st Century Cures Act and its implementing regulations promote information sharing by prohibiting information blocking by healthcare providers and certain other entities. Information blocking is defined as engaging in activities likely to interfere with the access, exchange or use of electronic health information, except as required by law or specified by HHS as a reasonable and necessary activity. In addition, HHS incentivizes the adoption and meaningful use of certified EMR technology through its Promoting Interoperability Programs. In a final rule published in July 2024, MIPS-eligible clinicians (including group practices) that commit information blocking will not be considered meaningful EMR users during the calendar year for of the performance period in which OIG refers its determination to CMS, resulting in a zero score in the MIPS Promoting Interoperability category, which would negatively affect reimbursement. Under the same rule, a provider that is an ACO, ACO participant, or ACO provider or supplier and that commits information blocking may be ineligible to participate in the MSSP for a period of at least one year.
Our business utilizes, and may invest in the future in, AI, predictive analytics and other AI technologies to add AI-based applications to our offering to drive efficiencies in our business, offer new applications, upgrade our solutions and security, and enhance our capabilities. In addition, certain of our third-party vendors utilize AI in furnishing products and services to us and our Medical Groups. These efforts, including the design and introduction of new products and services or changes to existing products and services, may result in new or enhanced governmental or regulatory scrutiny, litigation, ethical concerns, or other complications that could adversely affect our business, reputation, or financial results. Further, information systems, AI and other predictive analytics are susceptible to flaws, biases, malfunctions or manipulations, which may disrupt our and our Medical Groups’ operations, result in erroneous decision-making, elevate our and our Medical Groups’ cyber risk profile, or expose us to liability. Current and future initiatives related to health care technology (including AI and other predictive algorithms), data sharing and interoperability may require changes to the operations of the Company and its Medical Groups, impose new and complex compliance obligations and require investments in infrastructure. For example, HHS finalized a rule in December 2023 imposing transparency requirements for AI and other predictive algorithms that are part of certified health information technology. Federal and state legislative and regulatory bodies, including at the executive level, continue to signal increased scrutiny and potential rulemaking surrounding the creation, adoption, and leveraging of AI- based or AI-enhanced tools, systems, and functions. The Company and its Medical Groups may be subject to financial penalties or other disincentives or experience reputational damage for failure to comply with applicable laws and regulations. Changes to existing regulations, their interpretation or implementation or new regulations could impede our use of AI and also may increase our estimated costs in this area. Further, if we are not successful in our efforts to innovate, the performance of our various products, services, and business, as well as our reputation, could suffer or we could incur liability through the violation of laws or contracts to which we are a party. Any of these factors could adversely affect our business, financial condition, and results of operations.
The AI field is complex and rapidly evolving, and we face significant competition from other companies in our industry. Our efforts in developing and deploying AI may not succeed and our competitors may be able to deploy the technology faster. We may further be exposed to competitive risks related to the adoption and application of new technologies by established market participants or new entrants, and others, and market acceptance of AI is uncertain. The speed of technological development may prove disruptive to some of our markets if we are unable to maintain the pace of innovation. Further, professionals specializing in development, deployment, and enterprise adoption of AI represent a niche pool of qualified individuals. Other participants in our market may be more effectively equipped in terms of financial position and underlying technological resources to recruit and/or retain such individuals. To compete effectively we must also be responsive to technological change, potential regulatory developments, and public scrutiny.
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
As discussed above under “We conduct business in a heavily regulated industry, which increases our costs and could restrict the conduct of our business, and if the Company or our Medical Groups fail to comply with the extensive applicable healthcare laws and government regulations, which may change from time to time, we could suffer penalties, be required to make significant changes to our operations, or experience reputational harm, any or all of which may adversely affect our business”, numerous state and federal laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability, integrity, and other processing of PHI and personal information, including HIPAA.
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
Entities that are found to be in violation of HIPAA as the result of a breach of unsecured PHI, a complaint about privacy practices or an audit by the U.S. Department of Health and Human Services (“HHS”), may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. HIPAA also authorizes state attorneys general to file suit on behalf of their residents. Courts may award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.
HIPAA further has certain patient notification requirements for breaches or non-permitted use or disclosure of PHI, which include thresholds for reporting to HHS and local media, and such public reporting may also increase the risk of civil suits related to privacy incidents.
Numerous other federal and state laws and regulations protect the confidentiality, privacy, availability, integrity and security of PHI and other types of personal information. These laws and regulations are often uncertain, contradictory, and subject to changed or differing interpretations, and we expect new laws, rules and regulations regarding privacy, data protection, and information security to be proposed and enacted in the future, any of which could impact our business. For example, the California Consumer Privacy Act of 2018, as amended (the “CCPA”) affords consumers certain privacy protections and rights, including the right to request that a business delete their personal information unless it is necessary for the business to maintain for certain purposes, to direct a business to correct errors in their personal information, and to limit the use and disclosure of sensitive information. They have the right to know if their personal information is being sold or shared and the right to opt out of the “sale” or “sharing” of personal information, as those terms are defined under the CCPA. Further, the CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. Compliance with the evolving landscape of privacy, data protection and information security laws and regulations could be time-consuming and expensive and require changes to our current processes and practices, and any failure by us or our Medical Groups to comply with these and any other comprehensive privacy laws passed at the state or federal level may result in regulatory enforcement action, civil litigation and reputational harm.
While we have implemented data privacy and security measures in an effort to comply with applicable laws, regulations, and contractual obligations relating to privacy and data protection, some PHI and other personal information or confidential information is transmitted to us by third parties, who may not implement adequate security and privacy measures. Additionally, we transmit PHI and other personal information or confidential information to third parties, which carries the risk of breach despite our security and privacy measures. Further, any PHI or other personal information residing with a Privia Physicians’ legacy practice entity pursuant to our Support Services Agreement with such entity may not be subject to adequate security and privacy measures, which may result in a breach of its Business Associate Agreement, or BAA, with the relevant covered entity. Although a business associate may be independently found liable for a breach of the privacy or security requirements of HIPAA, we could also be held liable for such breach as the covered entity, result in government-imposed fines, orders requiring that we or these third parties change our or their practices, or criminal charges, any or all of which could adversely affect our business.
Additionally, we publish privacy policies and other documentation regarding our collection, processing, use and disclosure of personal information. Although we endeavor to comply with our published policies and other documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance, including if our employees, contractors, service providers or vendors fail to comply with our published policies and documentation. Such failures can subject us to potential local, state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices. Claims that we have violated individuals’ privacy rights or failed to comply with data protection laws or applicable privacy notices, even if we are not found liable, could be expensive and time-consuming to defend, result in reputational harm, or have a material adverse impact on our business and our financial results.
Human Capital Risks
We depend on our senior management team and other key employees, and the loss of one or more of these employees or an inability to attract, recruit, motivate, develop and retain other highly skilled employees could harm our business.
Our success depends largely upon the continued services of our senior management team and other key employees. Employee attraction and retention may be difficult due to many factors, including fluctuations in economic and industry conditions; employee expectations; the effectiveness of our talent strategies and benefits and well-being programs, including compensation; the effectiveness of our training programs and our ability to effectively integrate employees into our business and operating model; and fluctuations in the labor market, including rising wages and competition for talent, which has increased due to persistent labor shortages and wage inflation. In addition, the shift to remote or hybrid work arrangements at many companies, including us, have significantly increased competition for highly-skilled personnel, who are no longer limited to opportunities within a particular geographic area. A lack of employee engagement, including as a result of working remotely, may reduce efficiency and productivity; increase turnover, burnout and absenteeism; and otherwise adversely affect our business and impede the achievement of our strategy. We rely on our leadership team in the areas of operations, provision of medical services, information technology and security, marketing, and general and administrative functions. From time to time, there may be changes to our management team resulting from the hiring or departure of executives or key employees, which could disrupt our business. Our employment agreements with our executive officers and other key personnel do not require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. The loss of one or more of the members of our senior management team, or other key employees, could harm our business. Changes in our executive management team may also cause disruptions in, and harm to, our business. Furthermore, our business and results of operations could be adversely affected if we fail to adequately plan for and successfully carry out the succession of our key executives and senior leaders. For additional information, see “Business - Human Capital Resources.”
The operations and growth strategy of the Company and its Medical Groups depend on our ability to recruit and retain qualified talent, including physicians and non-physician practitioners.
The operations and growth strategy of the Company and its Medical Groups depend on the efforts, abilities, and experience of Privia Providers and other medical support personnel. Changes in the healthcare industry’s labor market have generally increased labor costs and competition for qualified and experienced individuals. In some markets in which our business operates or may consider operating, there are shortages of physicians, non-physician clinicians or other medical support personnel. We and our Medical Groups have experienced, and expect to continue to experience, difficulty in hiring and retaining qualified individuals at acceptable salary ranges. We may be required to enhance wages and benefits to recruit and retain physicians, non-physician clinicians and medical support personnel. If the Company and its Medical Groups are unable to recruit or retain a sufficient number of qualified personnel at an acceptable cost, we may not be able to fully implement our operating model in existing or new markets or execute our growth strategy.
In particular, the success of our business depends, in part, on the number, specialties, and quality of Privia Physicians, the utilization practices of these physicians, maintaining good relations with these physicians, and physician expenses, such as salary and medical malpractice expenses, as well as our ability to recruit a sufficient number of Privia Providers from the overall pool of physicians and non-physician practitioners and state-level restrictions on autonomous practice by non-physician practitioners. Our operating model and growth strategy rely on aggregating a sufficient number of Privia Physicians in each Medical Group, as the number of Privia Physicians in a particular market impacts our attributed lives for VBC purposes, our costs and our Medical Groups’ costs, and our revenues from management services. The departure of a large number of Privia Physicians or certain of our Affiliated Practices could negatively impact our financial performance and ability to perform under our VBC arrangements. Further, the loss of any Privia Physician could result in that physician’s patient population shifting their care preferences to a non-Privia provider, which could negatively affect our revenues. We may not be able to recruit new providers to replace the services of the departing Privia Physician, and we may not be able to satisfy certain obligations under third-party payer programs. We and our Medical Groups may face increased challenges recruiting and retaining quality physicians as the physician population reaches retirement age, particularly if there are shortages of physicians willing and able to provide comparable services. Further, the ability to recruit and contract with physicians is closely regulated. For example, the types, amount and duration of compensation and assistance that can be provided when recruiting physicians is limited by the federal Anti-Kickback Statute, the Stark Law, and other applicable laws and regulations intended to prevent fraud and abuse.
The Company and its Medical Groups continue to face increasing competition recruiting and retaining quality physicians and non-physician clinicians, including from health systems, independent physician practice management companies, and health insurers and private equity-backed companies seeking to acquire or affiliate with physicians or physician practices. Healthcare providers and companies with which we and our Medical Groups compete for personnel may have greater resources than we have. Our ability to recruit and retain physicians and non-physician clinicians may be negatively impacted if we are unable to provide adequate managerial support, support personnel, or technologically advanced equipment and facilities. In addition, our ability to compete for personnel may be affected by the unenforceability of non-compete restrictions under state and federal laws and regulations, such as the Federal Trade Commission’s recently-vacated rule banning non-compete restrictions for workers. If we or our Medical Groups hire individuals formerly associated with competitors, their former employers may attempt to enforce non-compete provisions and similar restrictions, resulting in a diversion of our time and resources. Further, former employers may pursue legal claims against us or our Medical Groups on the basis of interference with contractual relationships. Labor costs associated with hiring and retaining qualified personnel may negatively affect our results of operations, financial condition, and cash flows.
For additional risks related to attracting and retaining highly qualified personnel, see “We depend on our senior management team and other key employees, and the loss of one or more of these employees or an inability to attract, recruit, motivate, develop and retain other highly skilled employees could harm our business.”
Failure to attract and retain talent within our growth and business development teams could impede our growth.
We believe that our future growth will depend on the continued development of our growth team and its ability to obtain new Privia Physicians while our implementation team and practice consultants manage existing affiliate physician relationships. Additionally, we rely upon our business development staff to identify and develop potential relationships with new Medical Groups and health system or hospital partners. Identifying and recruiting qualified personnel and training them requires significant time, expense and attention especially given the complexity of our business and the Privia operating model. It can take six months or longer before a new sales representative is fully trained and productive. Our business may be adversely affected if our efforts to expand and train our direct sales force and business development staff do not generate a corresponding increase in revenue. In particular, if we are unable to hire and develop sufficient numbers of productive direct sales and business development personnel or if new personnel are unable to achieve desired productivity levels in a reasonable period of time, our expected growth will be impeded.
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
Macroeconomic Risks
Our overall business results may suffer from an economic downturn.
During periods of high unemployment and inflation, governmental entities often experience budget deficits as a result of increased costs and lower than expected tax collections. Budget deficits at the federal level and within some state and local government entities have had a negative impact on spending for many health and human services programs, including Medicare, Medicaid and similar programs, which represent significant payer sources for our Medical Groups. We anticipate that budget deficits, the growing magnitude of Medicare and Medicaid expenditures and the aging of the U.S. population, among other factors, will continue to place pressure on government healthcare programs. Other risks we face during periods of economic weakness and high unemployment include potential declines in the numbers of patients seeking care, potential increases in the uninsured and underinsured populations, which could negatively impact payer mix, a contracting of discretionary spending by patients, which could negatively affect demand for the services of our Privia Providers, and increased difficulties collecting patient responsibility amounts (co-payments, deductibles, coverage exclusions).
A deterioration of public health conditions associated with a pandemic, epidemic or outbreak of an infectious disease in the markets in which we operate could adversely impact our business.
If a pandemic, epidemic, outbreak of infectious disease, or other widespread health crisis affects our markets, our business and operations could be adversely affected. Any such crisis could diminish the public trust in healthcare facilities and providers, particularly those that are treating or have treated patients affected by infectious diseases, and cause changes in the utilization of healthcare services. If any of our Medical Groups or Privia Providers are involved, or perceived as being involved, in treating patients with an infectious disease, patients might avoid seeking needed care or cancel elective procedures, and our reputation may be negatively affected. Patient volumes may decline or volumes of insured and underinsured patients may increase, depending on the economic circumstances surrounding the pandemic, epidemic or outbreak. In addition, a pandemic, epidemic or outbreak might adversely affect the business and operations of the Company and Medical Groups by causing a temporary shutdown or diversion of patients from Medical Groups, causing disruptions or delays in supply chains for materials and products, or by causing staffing shortages. Further, we, our Medical Groups and Privia Providers could be unable to implement clinical initiatives to manage healthcare conditions of patients and appropriately document patient risk profiles, and any such public health crisis could impact our ability to accurately project medical cost trends. A pandemic, epidemic or outbreak could also increase the clinical disease burdens of patients over time, reduce preventive care to manage more acute clinical conditions and have other effects that could result in unexpected increased medical expenses in future periods. Although we have business resiliency plans to address circumstances including a future pandemic, the potential impact of, as well as the response of the public and applicable governments to, a future pandemic, epidemic or outbreak is difficult to predict and could adversely affect our business, results of operations, and financial condition.
Financial Risks
We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to maintain profitability.
We reported net income (loss) of $14.4 million, $23.1 million, and $(8.6) million for the years ended December 31, 2024, 2023 and 2022, respectively. Our accumulated deficit is $(179.2) million and $(193.6) million as of December 31, 2024 and 2023, respectively. We expect our aggregate costs will increase substantially in the foreseeable future and we may experience losses as we expect to invest heavily in increasing and expanding our operations, hiring additional employees and operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. To date, we have financed our operations principally from revenue earned from our Medical Group’s billing and collection for healthcare services furnished by Privia Providers, revenues earned from VBCs with our ACOs, the incurrence of indebtedness and the sale of our equity. We may not generate positive cash flow from operations or achieve profitability in any given period, and our limited operating history may make it difficult for you to evaluate our current business and our future prospects.
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
In general, under Section 382 of the Internal Revenue Code of 1986, as amended (“the Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income or taxes. A Code Section 382 ownership change generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a corporation’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. As of December 31, 2024, we had approximately $47.2 million of federal and $30.1 million of state (post-apportioned state NOL) NOL carryforwards. During the year ended December 31, 2024, we utilized the remaining federal NOL carryforwards for years before 2018 which would have otherwise began to expire in 2034. All remaining federal NOL carryforwards are indefinite-lived. The state NOL carryforwards begin to expire in 2034. Changes in the ownership of our stock in the future, including as a result of future offerings, and some of which are outside of our control, could result in an ownership change under Section 382 of the Code (or applicable state law) after such date, which could significantly limit our ability to utilize our existing and future NOL carryforwards arising at any time prior to such ownership change.
We face risks associated with our indebtedness, which could adversely affect our business and growth prospects.
As of December 31, 2024, there was no amount outstanding under our Revolving Credit Facility and $125.0 million of borrowing availability under our Revolving Credit Facility. Our indebtedness, or any additional indebtedness we may incur, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to restructure or refinance our debt, reduce or delay capital expenditures, dispose of assets or issue equity to obtain necessary funds. We cannot assure you that we will be able to refinance any of our indebtedness on a timely basis, on satisfactory or commercially reasonable terms or at all. There can be no assurance that we will be able to obtain sufficient funds to enable us to repay or refinance our debt obligations on commercially reasonable terms, or at all. If we cannot meet our debt service obligations, the holders of our indebtedness may accelerate such indebtedness and, to the extent such indebtedness is secured, foreclose on our assets. In such an event, we may not have sufficient assets to repay all of our indebtedness.
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
The restrictive covenants in the Revolving Credit Agreement require us to satisfy certain financial condition tests, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. Our ability to satisfy those tests can be affected by events beyond our control.
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
Reporting obligations as a public company place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel. As a public company, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting. Section 404(a) of the Sarbanes-Oxley Act (“Section 404(a)”) requires that management assess and report annually on the effectiveness of our internal control over financial reporting and identify any material weaknesses in our internal control over financial reporting. Section 404(b) of the Sarbanes-Oxley Act requires our independent registered public accounting firm to issue an annual report that addresses the effectiveness of our internal control over financial reporting. Our compliance with Section 404(a) has required to incur substantial expenses and expend significant management efforts.
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
In addition, we continue to evaluate our ESG disclosure practices in light of increasing levels of regulation with respect to ESG matters, such as the recently-enacted California laws related to greenhouse gas emissions and climate-related financial risks reporting and the SEC’s climate rule, either of which may require us to incur significant additional costs to comply, and impose increased oversight obligations on our management and board of directors.
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
As a public company, we incur legal, accounting and other expenses that we did not previously incur as a privately held company. We are subject to the reporting requirements of the Exchange Act, and certain requirements under the Sarbanes-Oxley Act, the listing requirements of Nasdaq and other applicable securities rules and regulations. Compliance with these rules and regulations have increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly and increased demand on our systems and resources. We will continue to experience such increased costs and challenges particularly because we are no longer an “emerging growth company.” The Exchange Act requires that we file annual, quarterly and current reports with respect to our business, financial condition and results of operations. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert our management’s attention from implementing our growth strategy, which could prevent us from improving our business, financial condition and results of operations. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. These additional obligations could have a material adverse effect on our business, financial condition and results of operations.
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
Sales of a substantial number of shares of our common stock in the public market have occurred and could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. All of our common stock sold pursuant to an offering covered by a registration statement, including common stock sold by stockholders rather than the Company, will be freely transferable. In addition, shares of our common stock issued or issuable under our equity incentive plans to employees and directors have been registered on one or more Form S-8 registration statements and may be freely sold in the public market upon issuance, except for shares held by affiliates who have certain restrictions on their ability to sell. The market price of our stock could decline if the holders of our shares of common stock sell them or are perceived by the market as intending to sell them.
Because we have no current plans to pay regular cash dividends on our common stock, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.
We do not anticipate paying any regular cash dividends on our common stock. Any decision to declare and pay dividends in the future will be made at the discretion of our Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our Board may deem relevant. In addition, our ability to pay dividends is, and may be, limited by covenants of existing and any future outstanding indebtedness we or our subsidiaries incur. Therefore, any return on investment in our common stock is solely dependent upon the appreciation of the price of our common stock on the open market, which may not occur. For additional information, see “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Dividend Policy.”

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Item 106(b) Cybersecurity Risk Management and Strategy
Information and Cybersecurity Risk Management and Strategy
Our approach to risk management, including cybersecurity risk, is designed to identify, assess, prioritize and manage major risk exposures that could affect our ability to execute our corporate strategy and fulfill our business objectives. Our cybersecurity risk management program is designed based on industry standards and informed by the National Institute of Standards and Technology Cybersecurity Framework. We perform risk assessments in which we map and prioritize identified cybersecurity risks, including risks associated with our use of third- and fourth-party vendors, Medical Groups, Privia Providers and Affiliated Practices, based on probability, immediacy and potential magnitude. These assessments inform our cybersecurity risk management strategies and oversight processes, and we view cybersecurity risks as one of the key risk categories we face.
Our processes for assessing, identifying and managing cybersecurity risks and vulnerabilities are embedded across our business as part of our enterprise risk management (“ERM”) program. Among other things, we regularly engage with internal and external cybersecurity assessors, consultants and auditors to enhance our cybersecurity risk management strategies, review compliance with evolving standards and evaluate the effectiveness and maturity of our controls and perform regular internal and external risk assessments including those required by HIPAA; provide annual mandatory privacy and security training for all employees; perform technical testing and penetration testing to validate the effectiveness of our cybersecurity program; and perform simulated breach testing and tabletop exercises to simulate responses to information security incidents. We have established processes to oversee and manage risks associated with our third- and certain fourth-party service providers, including regular security assessments and compliance reviews. We use the findings from these and other processes to assess our information and cybersecurity practices, procedures and technologies, including for potential enhancements to our risk mitigation strategies. Our Cybersecurity Incident Response Plan (“CSIRP”), which includes processes to detect triage, assess the severity of, escalate, contain, investigate and resolve or mitigate cybersecurity incidents, as well as to comply with applicable legal obligations and mitigate brand and reputational damage. In addition, we maintain cyber liability insurance to protect against potential losses arising from cybersecurity incidents. In 2024, we did not identify any cybersecurity threats or incidents, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats or incidents or provide assurances that we have not experienced an undetected cybersecurity threat or incident. For more information about these risks, please see “Item 1A - Risk Factors” under the caption “Security threats, cybersecurity incidents or other forms of data breaches, catastrophic events and other disruptions to our, our Medical Groups’, our business partners’ or our vendors’ information technology and related systems could compromise sensitive information related to our business, the Medical Groups or patients, prevent access to critical information, harm patients, require remediation and other corrective action, which can be expensive, and expose us to liability, which could adversely affect our business, operations and reputation. ” of this Annual Report on Form 10-K.
Information and Cybersecurity Governance and Oversight
Our Board of Directors (“Board”) is responsible for overseeing risk management at Privia and, as part of this responsibility, the Board, assisted by its committees, exercises oversight over our ERM program which is designed and implemented by management. As part of its broader risk oversight activities, the Board oversees risks from cybersecurity threats, both directly and through the Audit Committee of the Board (“Audit Committee”) and Compliance Committee of the Board (“Compliance Committee”). The Compliance Committee is responsible for reviewing data security programs, including cybersecurity and procedures regarding disaster recovery and critical business continuity. The Compliance Committee is also responsible for reviewing Privia’s programs and plans established by management to monitor compliance with data security compliance programs and test preparedness. The Audit Committee assists our Board in fulfilling its oversight responsibilities with respect to risk management in the areas of internal control over financial reporting, disclosure controls and procedures, and legal and regulatory compliance, and discusses with management policies and practices with respect to risk assessment and risk management.
The Compliance Committee receives quarterly reports from the Chief Information Security Officer (“CISO”) and Privacy Officer on information security risks, including cybersecurity incidents or privacy events, relevant information about the cybersecurity threat landscape, and updates on our cybersecurity risk management strategy and any potential issues. The Compliance Committee reports to the Audit Committee at each regularly scheduled meeting of the Audit Committee, and the Compliance and Audit Committee meet periodically in joint session to discuss matters of joint interest and responsibility, such as cybersecurity risks. In addition, the full Board receives periodic briefings on cybersecurity risks from the CISO.
Our CISO, who leads our information security team and reports to our Chief Technology Officer, is responsible for day-to-day identification, assessment and management of the information security risks we face. The CISO provides monthly information and cybersecurity updates to a cross-functional team of executive leaders, who prioritize risks and risk mitigation activities. The CISO has held executive technology leadership roles within health systems and physician groups for over 15 years, including Chief Technology Officer, Chief Information Officer, and Chief Information Security Officer. The information security team works with our broader technology team, as well as our compliance and legal teams, to align operations and technology developments with cybersecurity program objectives.
In addition, we maintain processes for managing incident assessment and internal escalation. We have established a Cybersecurity Incident Response Team (“CSIRT”), which is responsible for (1) responding to cybersecurity incidents, (2) maintaining our CSIRP that is regularly updated in response to organizational changes, technical changes, changes to the threat landscape or in response to active or previous cybersecurity incidents, and (3) monitoring the prevention, detection, mitigation, and remediation of cybersecurity incidents. The CSIRT is comprised of the CISO and other key members of management, including the Privacy Officer, Chief Technology Officer, Chief Audit and Compliance Officer, General Counsel and other members of management and our technical response teams as necessary to appropriately respond to an incident, including mitigation, remediation and any required or recommended disclosure of an incident. Furthermore, as part of management’s oversight of information and cybersecurity risks, we maintain a Third Party Access Committee, comprised of our CISO, Privacy Officer, and colleagues drawn from across the organization, including our technology, compliance and legal teams, which is responsible for reviewing and monitoring compliance for third- and certain fourth-party requests for and access to certain Company data and information.
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
Holders of Record
As of the close of business on February 21, 2025, there were approximately 17 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Stock Performance Graph -
The following performance graph and related information shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section or Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, and shall not be incorporated by reference into any registration statement or other document filed by us with the SEC, whether made before or after the date of this Annual Report on Form 10-K, regardless of any general incorporation language in such filing, except as shall be expressly set forth by specific reference in such filing.
The following graph and related information shows a comparison of the cumulative total return for our common stock, Russell 2000 Index, and NASDAQ Health Care Index between April 28, 2021 (the date our common stock commenced trading on the NASDAQ) through December 31, 2024. All values assume an initial investment of $100 and reinvestment of any dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

	4/28/2021	6/30/2021	9/30/2021	12/31/2021
Privia Health Group, Inc. (1)	$100.00	$127.68	$67.80	$74.45
Russell 2000	$100.00	$102.15	$97.69	$99.79
NASDAQ Health Care	$100.00	$101.67	$95.90	$82.74

	3/31/2022	6/30/2022	9/30/2022	12/31/2022
Privia Health Group, Inc. (1)	$76.92	$83.80	$98.01	$65.35
Russell 2000	$92.28	$76.41	$74.74	$79.39
NASDAQ Health Care	$69.12	$57.28	$54.19	$62.22

	3/31/2023	6/30/2023	9/30/2023	12/31/2023
Privia Health Group, Inc. (1)	$79.45	$75.14	$66.19	$66.27
Russell 2000	$81.57	$85.81	$81.41	$92.83
NASDAQ Health Care	$62.61	$62.04	$58.45	$62.73

	3/31/2024	6/30/2024	9/30/2024	12/31/2024
Privia Health Group, Inc. (1)	$56.37	$50.01	$52.40	$56.26
Russell 2000	$97.64	$94.44	$103.20	$103.54
NASDAQ Health Care	$63.95	$63.66	$67.72	$61.13

(1) $100 invested on April 28, 2021 in shares and in indices
The information above shall not be deemed “soliciting material” or to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be incorporated by reference into any of our other filings under the Exchange Act, or the Securities Act of 1933, as amended, regardless of any general incorporation language in those filings.
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item will be set forth in the Proxy Statement and is incorporated into this Annual Report on Form 10-K by reference.
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during the year ended December 31, 2024.
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
Overview
Privia Health is a technology-driven, national physician-enablement company that collaborates with physician practices, health plans, and health systems to achieve the quadruple aim of better outcomes, lower costs, improved patient experience, and happier and more engaged providers. We seek to accomplish the quadruple aim by entering markets and organizing existing physicians and non-physician clinicians into a unique practice model that combines the advantages of a partnership in a large regional Medical Group with significant provider autonomy for Privia Providers joining our Medical Groups.
Under our Privia Medical Group model, Privia Physicians join the Medical Group in their geographic market as an owner of the Medical Group. We own a majority interest in certain of our Medical Groups, with Privia Physicians collectively owning a minority interest, and we own no interest in certain other Non-Owned Medical Groups. In those markets in which state regulations do not allow us to own Medical Groups, the Non-Owned Medical Groups may be owned by the Privia Physicians or owned indirectly by a licensed physician holding a Privia leadership position, otherwise referred to as a Friendly Medical Group. Privia Physicians furnish healthcare services through our Medical Groups and continue to own their Affiliated Practices, which provide certain services to the Medical Groups, such as use of space, non-physician staffing, equipment and supplies.
We provide management services to the Medical Groups through a local MSO, which provides Medical Groups with access to VBC opportunities either directly or through Privia-owned ACOs. We have national committees that distribute quality guidance, and we employ Chief Medical Officers who provide clinical oversight and direction over the clinical affairs of the Owned Medical Groups. Additionally, we hold the provider contracts, maintain the patient records, set reimbursement rates, and negotiate payer contracts on behalf of the Owned Medical Groups.
In some instances, we also move into and expand in new and existing markets through our Privia Care Partners model, which offers an affiliation model to providers who are looking solely for VBC solutions. For those practices, we furnish population health services, reporting and analytics, along with certain management.
GAAP Financial Measures
•    Revenue was $1.74 billion, $1.66 billion and $1.36 billion for the years ended December 31, 2024, 2023 and 2022, respectively.
•    Operating income (loss) was $17.0 million, $20.6 million and $(19.1) million for the years ended December 31, 2024, 2023 and 2022, respectively; and
•    Net income (loss) attributable to Privia Health Group, Inc. was $14.4 million, $23.1 million and $(8.6) million for the years ended December 31, 2024, 2023 and 2022, respectively.
Key Metrics and Non-GAAP Financial Measures
•    Practice Collections was $2.97 billion, $2.84 billion and $2.42 billion for the years ended December 31, 2024, 2023 and 2022, respectively;
•    Care Margin was $403.9 million, $359.2 million and $305.6 million for the years ended December 31, 2024, 2023 and 2022, respectively;
•    Platform Contribution was $195.6 million, $173.5 million and $148.5 million for the years ended December 31, 2024, 2023 and 2022, respectively;
•    Adjusted EBITDA was $90.5 million, $72.2 million and $60.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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

Our Revenue
We recognize revenue from multiple stakeholders, including health care consumers, health insurers, employers, providers and health systems. Our revenue includes (i) FFS revenue generated from providing healthcare services to patients through Privia Providers of Owned Medical Groups or administrative fees collected for providing administrative services to Non-Owned Medical Groups, (ii) VBC revenue collected on behalf of our providers, primarily capitated revenue, shared savings (including surplus payments, shared savings, total cost of care budget payments and similar payments) and PMPM fees (including care management fees, management services fees, care coordination fees and all other similar administrative fees), and (iii) other revenue from additional services, such as concierge services, virtual visits, virtual scribes and coding.
FFS Revenue
We generate FFS-patient care revenue when we collect reimbursements for FFS medical services provided by Privia Providers. Our agreements with our providers have a multi-year term length and we have historically experienced a 96% provider retention rate, both of which lead to a highly predictable and recurring revenue model. Our FFS contracts with payer partners typically contain annual rate inflators and enhanced commercial FFS rates given our scale in each of our markets. As a result of receiving these rate inflators and enhancements, if we continue to be successful in expanding our provider base, we expect revenue will grow year-over-year in absolute dollars. In addition, in our FFS-patient care revenue, we include collections generated from ancillary services such as clinical laboratory, imaging and pharmacy operations. We also generate FFS-administrative services revenue by providing administration and management services to medical groups which are not owned or consolidated by us. FFS-patient care revenue represented 66.0%, 58.9% and 64.1% of total revenue for the years ended December 31, 2024, 2023 and 2022, respectively. FFS-administrative services revenue represented 7.2%, 6.8% and 7.0% of total revenue for the years ended December 31, 2024, 2023 and 2022, respectively.
VBC Revenue
Over time, we create incremental value for our provider partners by enabling them to succeed in VBC arrangements. We generate VBC revenue when our providers are reimbursed through traditional FFS Medicare, MSSP, Medicare Advantage, commercial payers and other existing and emerging direct payer and employer contracting programs. Given recent regulatory and utilization headwinds in Medicare Advantage, during the first quarter of 2024, the Company renegotiated certain capitation agreements for more favorable contract structures. The revenue is primarily collected in the form of (i) Capitated revenue earned by providing healthcare service to Medicare Advantage attributed beneficiaries for a defined group of services including professional, institutional and pharmacy through a contract that is typically known as an “at-risk contract”, (ii) Shared savings earned based on improved quality and lower cost of care for our attributed lives in VBC incentive arrangements and (iii) Care management fees to cover costs of services typically not reimbursed under traditional FFS payment models, including population management, care coordination, advanced technology and analytics. VBC revenue represented 26.3%, 33.8% and 28.5% of total revenue for the years ended December 31, 2024, 2023 and 2022, respectively.
Other Revenue
The remainder of our revenue is derived from leveraging our existing base of providers and patients to deliver value-oriented services such as virtual visits, virtual scribes and coding. Other revenue represented 0.5% of total revenue for the years ended December 31, 2024 and 2023, respectively, and 0.4% for the years ended December 31, 2022.
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
In November 2024, the Company announced it had entered into the Indiana market through the acquisition of an independent group practice, renamed Privia Medical Group Indiana, LLC (“PMG IN”), whereby Privia acquired majority ownership in PMG IN.
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
Payer Contracts and Ability to Move Markets to VBC
Our FFS and VBC revenue is dependent upon our contracts and relationships with payers. We partner with a large and varied set of payer groups nationally and in each of our markets to form provider networks and to lower the overall cost of care, and we structure bespoke contracts to help both providers and payers achieve their objectives in a mutually aligned manner. Maintaining, supporting and increasing the number of these contracts and relationships, particularly as we enter new markets, is important for our long-term success. We typically enter into multiyear contracts with our Medical Groups, Privia Physicians, health system or hospital partners, ACO participants and payer customers, which often have a stated initial term of three years and automatically renew for successive one-year terms. From time to time, we may renegotiate or attempt to renegotiate our payer contracts in the ordinary course of business prior to the expiration of their stated terms. If the counterparties fail to renew their contracts, renew their contracts upon less favorable terms or at lower fee levels or fail to utilize additional products and services obtained from us, or if we fail to renegotiate contracts with our counterparties on favorable terms or at all, our revenue may decline and our future revenue growth may be constrained.
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
As of December 31, 2024, the total number of Privia-owned ACOs is nine, serving beneficiaries across the District of Columbia and eleven states, including California, Connecticut, Florida, Georgia, Maryland, Montana, North Carolina, Tennessee, Texas, Virginia, and Washington state.
During 2022 and 2023, we entered into capitated payer arrangements. Capitated revenue is generated through what is typically known as an “at-risk contract.” At-risk capitation refers to a model in which the Company is entitled to fixed monthly fees from the third-party payer in exchange for providing healthcare services to attributed beneficiaries in Medicare Advantage plans. The fees are typically based on a percentage of the defined premium that payers receive from CMS. The Company is responsible for providing or paying for the cost of healthcare services required by those attributed beneficiaries. At-risk capitated fees are recorded gross in revenues because the Company is acting as a principal in arranging for, providing, and controlling the managed healthcare services provided to the attributed beneficiaries. Given recent regulatory and utilization headwinds in Medicare Advantage, during the first quarter of 2024, the Company renegotiated certain capitation agreements for more favorable contract structures.
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
We launched Privia Care Partners on January 1, 2022 to offer a more flexible affiliation model for providers who do not desire to join one of our medical groups. This model aggregates providers in certain of our existing markets as well as new markets who are looking solely for VBC solutions without the necessity of changing EHR providers. We furnish population health services, reporting and analytics to such providers along with a menu of management services from which providers may choose. During 2023 and 2024, several Privia Care Partners’ providers transitioned to our Privia Medical Group model, which demonstrates the flexibility of our operating model and technology platform, as well as the ability to support physicians wherever they are in their transition value-based care.
Key Metrics and Non-GAAP Financial Measures
We review a number of operating and financial metrics, including the following key metrics and non-GAAP financial measures, to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plans, and make strategic decisions.
Key Metrics

	For the Years Ended December 31,
	2024	2023	2022
Implemented Providers (as of end of period)	4,789	4,305	3,606
Attributed Lives (in thousands) (as of end of period)	1,256	1,120	856
Practice Collections (1) ($ in millions)	$2,968.0	$2,839.0	$2,424.1
(1) We define Practice Collections as the total collections from all practices in all markets and all sources of reimbursement (FFS, VBC and other) that we receive for delivering care and providing our platform and associated services. Practice Collections differ from revenue by including collections from Non-Owned Medical Groups.
Implemented Providers
We define Implemented Providers as the total of all service professionals on Privia Health’s platform at the end of a given period who are credentialed by Privia Health and bill for medical services, in both Owned and Non-Owned Medical Groups during that period. This includes, but is not limited to, physicians, physician assistants, and nurse practitioners. We believe that growth in the number of Implemented Providers is a key indicator of the performance of our business and expected revenue growth. This growth depends, in part, on our ability to successfully add new practices in existing markets and expand into new markets. The number of Implemented Providers increased 11.2% between December 31, 2023 and 2024 mainly due to organic growth in our healthcare delivery business as well as entrance into the Indiana market. Implemented Providers increased 19.4% between 2022 and 2023, due to organic growth in our healthcare delivery business as well as entrance into new markets.
Attributed Lives
We define Attributed Lives as any patient that a payer deems attributed to Privia to deliver care as part of a value-based care arrangement through a provider of primary care services as of the end of a particular period. The number of Attributed Lives is an important measure that impacts the amount of VBC revenue we receive. Attributed Lives increased 12.1% between December 31, 2023 and 2024 due to organic growth in all markets. Attributed Lives increased 30.8% between 2022 and 2023, due primarily to our entrance into the Connecticut and Washington state markets as well as organic growth.
Practice Collections
We define Practice Collections as the total collections from all practices in all markets and all sources of reimbursement (FFS, VBC and other) that we receive for delivering care and providing our platform and associated services. Practice Collections differ from revenue by adding collections from Non-Owned Medical Groups both in FFS and VBC arrangements. FFS arrangements accounted for 83.2%, 76.5% and 79.1% of our practice collections for the years ended December 31, 2024, 2023 and 2022, respectively, while VBC accounted for 16.6%, 23.2% and 20.6% of practice collections for the years ended December 31, 2024, 2023 and 2022, respectively.
Practice Collections increased 4.5% for the year ended December 31, 2024 when compared to the same period in 2023 due mainly to organic growth of our healthcare delivery business and our entrances into the Ohio, South Carolina, Washington state and Indiana markets and increased 17.1% between 2022 and 2023 due mainly to organic growth of our healthcare delivery business, our at-risk Capitated revenue contracts and entrance into the Connecticut and Washington state markets.

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

	For the Years Ended December 31,
(amounts in thousands, except for percentages)	2024	2023	2022
Care Margin [1] ($)	$403,853	$359,164	$305,620
Platform Contribution [1] ($)	$195,634	$173,481	$148,540
Platform Contribution Margin [1] (%)	48.4%	48.3%	48.6%
Adjusted EBITDA [1] ($)	$90,455	$72,228	$60,852
Adjusted EBITDA Margin [1] (%)	22.4%	20.1%	19.9%
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

Care Margin
We define Care Margin as Gross Profit excluding amortization of intangible assets. Gross Profit is defined as total revenue less provider expenses and amortization of intangible assets. Our Care Margin generated from FFS revenue is contractual and recurring in nature, and primarily based on an individually negotiated percentage of collections for each practice that joins Privia. Our Care Margin generated from VBC revenue is based on a percentage of care management fees and shared savings collected. We view Care Margin as all of the dollars available for us to manage our business, including providing administrative support to our practices, investing in sales and marketing to attract new providers to the Privia Platform, and supporting the organization through our corporate infrastructure. We expect Care Margin will grow year-over-year in absolute dollars as we continue to expand our provider base. We would also expect our care management and shared savings economics in our VBC arrangements to improve on a per patient basis as we manage towards lower total cost of care for our Attributed Lives and move towards higher risk VBC arrangements over time. Care Margin increased 12.4% for the year ended December 31, 2024 when compared to the same period in 2023 and increased 17.5% between 2023 and 2022, in each case due to organic growth of our medical practice business. As a percentage of revenue, Care Margin was 23.3% for the year ended December 31, 2024 an increase from 21.7% for the same period in 2023 due to renegotiated certain at-risk capitation agreements for a more favorable contract structure which is reflected on a net basis under shared savings starting in 2024 and a decrease from 22.5% in 2022, due to the addition of the at-risk capitation arrangements during 2022 and 2023 resulting in higher revenues.
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

The following table provides a reconciliation of gross profit, the most closely comparable GAAP financial measure, to Care Margin:

	For the Years Ended December 31,
(unaudited and amounts in thousands)	2024	2023	2022
Revenue	$1,736,390	$1,657,737	$1,356,660
Provider expense	(1,332,537)	(1,298,573)	(1,051,040)
Amortization of intangible assets	(6,164)	(5,359)	(3,351)
Gross Profit	$397,689	$353,805	$302,269
Amortization of intangible assets	6,164	5,359	3,351
Care margin	$403,853	$359,164	$305,620
Platform Contribution
We define Platform Contribution as Gross Profit, excluding amortization of intangible assets, less Cost of platform and excluding stock-based compensation expense included in Cost of platform. The following table provides a reconciliation of gross profit, the most closely comparable GAAP financial measure, to Platform Contribution. We consider Platform Contribution to be an important measure to monitor our performance, specific to pricing of our services, direct costs of delivering care, and cost of our platform and associated services. As a provider spends a longer time on the Privia Platform, we expect the Platform Contribution from that provider to increase both in terms of absolute dollars as well as a percent of Care Margin. We expect that this increase will be driven by improving per provider revenue economics over time as well as our ability to generate leverage on our in-market infrastructure costs. Platform Contribution increased 12.8% for the year ended December 31, 2024 when compared to the same period in 2023 and increased 16.8% between 2023 and 2022, in each case due to organic growth of our medical practice business and new market entries.
The following table provides a reconciliation of gross profit, the most closely comparable GAAP financial measure, to Platform Contribution:

	For the Years Ended December 31,
(unaudited and amounts in thousands)	2024	2023	2022
Revenue	$1,736,390	$1,657,737	$1,356,660
Provider expense	(1,332,537)	(1,298,573)	(1,051,040)
Amortization of intangible assets	(6,164)	(5,359)	(3,351)
Gross Profit	$397,689	$353,805	$302,269
Amortization of intangible assets	6,164	5,359	3,351
Cost of platform	(227,000)	(197,663)	(170,838)
Stock-based compensation(1)	18,781	11,980	13,758
Platform Contribution	$195,634	$173,481	$148,540
(1) Amount represents stock-based compensation expense included under Cost of platform.
Platform Contribution Margin
We define Platform Contribution Margin as Platform Contribution as a percentage of Care Margin. We consider Platform Contribution Margin to be an important measure to monitor our performance, specific to pricing of our services, direct costs of delivering care, and cost of our platform and associated services. As a provider spends a longer time on the Privia Platform, we expect the Platform Contribution from that provider to increase both in terms of absolute dollars as well as a percent of Care Margin. We expect that this increase will be driven by improving per provider revenue economics over time as well as our ability to generate operating leverage on our in-market infrastructure costs. Platform Contribution Margin was 48.4% for the year ended December 31, 2024 compared to 48.3% during the same period in 2023 and 48.6% in 2022. We continue to make strategic investments to provide better service to both our patients and physicians at a pace slower than the increase in revenue.
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

Adjusted EBITDA
We define Adjusted EBITDA as net income (loss) excluding interest income, interest expense, non-controlling interest expense / income, depreciation and amortization, stock-based compensation, severance, other one time or non-recurring expenses, employer taxes on equity vesting/exercises and the provision for (benefit from) income taxes. We include Adjusted EBITDA because it is an important measure on which our management assesses and believes investors should assess our operating performance. We consider Adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis. Adjusted EBITDA has limitations as an analytical tool including: (i) Adjusted EBITDA does not reflect the impact of stock-based compensation expense, and (ii) Adjusted EBITDA does not reflect interest expense on our debt or the cash requirements necessary to service interest or principal payments. Adjusted EBITDA increased 25.2% for the year ended December 31, 2024, when compared to the same period in 2023 due to organic growth of our medical practice business and growth in Attributed Lives and increased 18.7% between 2022 and 2023 due to organic growth of our medical practice business, new market entry and a focus on managing the investment in new expenses.
Adjusted EBITDA Margin
We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of Care Margin. We included Adjusted EBITDA Margin because it is an important measure on which our management assesses and believes investors should assess our operating performance. We consider Adjusted EBITDA Margin to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis. Adjusted EBITDA Margin was 22.4% for the year ended December 31, 2024 an increase from 20.1% for the same period in 2023 due to organic growth of our medical practice business and an increase from 19.9% in 2022, due to organic growth of our medical practice business, new market entry and a focus on managing the investment in new expenses.
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
The following table provides a reconciliation of net income (loss) attributable to the Company, the most closely comparable GAAP financial measure, to Adjusted EBITDA:

	For the Years Ended December 31,
(unaudited and amounts in thousands)	2024	2023	2022

Net income (loss) attributable to Privia Health Group, Inc.	$14,385	$23,079	$(8,585)
Net income (loss) attributable to non-controlling interests	2,659	(2,051)	(3,479)
Provision for (benefit from) income taxes	10,826	7,993	(6,516)
Interest income, net	(10,888)	(8,372)	(542)
Depreciation and amortization	7,268	6,533	4,571
Stock-based compensation	56,680	37,098	67,359
Other expenses(1)	9,525	7,948	8,044
Adjusted EBITDA	$90,455	$72,228	$60,852

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
Results of Operations
Comparison of the Years Ended December 31, 2024 and 2023
The following table sets forth our consolidated statements of operations data for the years ended December 31, 2024 and 2023. A detailed discussion of our 2022 financial condition and results of operations, and of 2023 year-over-year changes as compared to 2022, can be found in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 27, 2024.

	For the Years Ended December 31,
	2024	2023	Change ($)	Change (%)
(in thousands)
Revenue	$1,736,390	$1,657,737	$78,653	4.7%
Operating expenses:
Provider expense	1,332,537	1,298,573	33,964	2.6%
Cost of platform	227,000	197,663	29,337	14.8%
Sales and marketing	26,446	24,732	1,714	6.9%
General and administrative	126,157	109,587	16,570	15.1%
Depreciation and amortization	7,268	6,533	735	11.3%
Total operating expenses	1,719,408	1,637,088	82,320	5.0%
Operating income	16,982	20,649	(3,667)	(17.8)%
Interest income, net	10,888	8,372	2,516	30.1%
Income before provision for income taxes	27,870	29,021	(1,151)	(4.0)%
Provision for income taxes	10,826	7,993	2,833	35.4%
Net income	17,044	21,028	(3,984)	(18.9)%
Less: Net income (loss) attributable to non-controlling interests	2,659	(2,051)	4,710	(229.6)%
Net income attributable to Privia Health Group, Inc.	$14,385	$23,079	$(8,694)	(37.7)%

Revenue
The following table presents our revenues disaggregated by source:

	For the Years Ended December 31,
(Dollars in Thousands)	2024	2023	Change ($)	Change (%)
FFS-patient care	$1,146,156	$976,688	$169,468	17.4%
FFS-administrative services	125,431	113,154	12,277	10.8%
Capitated revenue	212,987	338,729	(125,742)	(37.1)%
Shared savings	179,202	170,143	9,059	5.3%
Care management fees (PMPM)	64,066	50,519	13,547	26.8%
Other revenue	8,548	8,504	44	0.5%
Total Revenue	$1,736,390	$1,657,737	$78,653	4.7%
Revenue was $1.74 billion for the year ended December 31, 2024, an increase from $1.66 billion for the year ended December 31, 2023. Key drivers of this revenue growth include: FFS–patient care revenue and FFS-administrative services, which increased $169.5 million and $12.3 million, primarily attributable to the addition of new providers and an increase in visit volume; an increase in PMPM revenue of $13.5 million primarily due to increased Attributed Lives; shared savings revenue, which increased $9.1 million primarily due to more Attributed Lives in Medicare programs as well as continued strong estimated performance in our value based care programs in the aggregate. The decrease in capitated revenue of $(125.7) million is due to renegotiation of capitated arrangements for a more favorable contract structure which is now reflected on a net basis under shared savings starting with the first quarter of 2024.
Operating Expenses

	For the Years Ended December 31,
(Dollars in Thousands)	2024	2023	Change ($)	Change (%)
Operating Expenses:
Provider expense	$1,332,537	$1,298,573	$33,964	2.6%
Cost of platform	227,000	197,663	29,337	14.8%
Sales and marketing	26,446	24,732	1,714	6.9%
General and administrative	126,157	109,587	16,570	15.1%
Depreciation and amortization expense	7,268	6,533	735	11.3%
Total operating expenses	$1,719,408	$1,637,088	$82,320	5.0%
Provider expenses
Provider expenses were $1.33 billion for the year ended December 31, 2024, an increase from $1.30 billion during the same period in 2023. This increase was driven primarily by higher FFS-patient care revenue and growth in Implemented Providers.
Cost of platform
Cost of platform expenses were $227.0 million for the year ended December 31, 2024, an increase from $197.7 million during the same period in 2023. The increase was driven by an increase in salaries and benefits of $11.2 million related to continued growth, an increase in stock-based compensation expense of $6.8 million, primarily related to an increase in stock-based awards granted in 2024 compared to 2023, an increase in platform costs of $6.5 million due to an increase in Implemented Providers and an increase in consulting costs of $3.3 million due to continued growth and market expansion.
Sales and marketing
Sales and marketing expenses were $26.4 million for the year ended December 31, 2024, an increase from $24.7 million during the same period in 2023. The increase was driven primarily by an increase in salaries and benefits of $1.0 million.
General and administrative
General and administrative expenses were $126.2 million for the year ended December 31, 2024, an increase from $109.6 million during the same period in 2023. The increase was driven by the increase of $11.2 million in stock-based compensation expense, which is primarily related to an additional quarter of expense due to timing of the 2023 equity awards being granted during the second quarter of 2023 compared to 2024 equity awards being granted during the first quarter of 2024, an increase in salaries and benefits of $1.7 million and an increase in professional services of $1.1 million related to additional consulting services.

Depreciation and amortization expense
Depreciation and amortization expenses were $7.3 million for the year ended December 31, 2024, an increase from $6.5 million during the same period in 2023. This increase was primarily driven by amortization of intangible assets related to a new acquisition in 2024.
Interest income, net
Interest income was $10.9 million for the year ended December 31, 2024, compared to $8.4 million during the same period in 2023. Interest income is primarily based on the cash balance held in interest bearing accounts.
Provision for income taxes
The provision for income taxes was $10.8 million for the year ended December 31, 2024, compared to a provision for income taxes of $8.0 million during the same period in 2023. The change was primarily attributable to reduced tax benefits stemming from share-based compensation related to stock option exercises and restricted stock unit vesting events.
Net income (loss) attributable to non-controlling interests
Net income attributable to non-controlling interests was $2.7 million for the year ended December 31, 2024, an increase compared to a (loss) of $(2.1) million during the same period in 2023. The change is primarily related to the ramp up of new markets entered and repurchase of non-controlling interests during 2023.
Liquidity and Capital Resources
General
To date, we have financed our operations principally through sale of our equity, payments received from various payers and through borrowings under the Credit Facilities. As of December 31, 2024, we had cash and cash equivalents of $491.1 million. Our cash and cash equivalents primarily consist of highly liquid investments in money market funds and cash.
We believe that our cash and cash equivalents, together with cash flows from operations, will provide adequate resources to fund our short-term and long-term operating and capital needs. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary because of, and our future capital requirements will depend on many factors, including our growth rate, and the timing and extent of spending to increase our sales and marketing activities. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may in the future seek a credit facility with a financial institution for long term capital structure flexibility, and may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, and financial condition would be adversely affected.
Indebtedness
See Note 9 “Debt” for discussion on our Credit Facilities.
Cash Flows Overview
The Company’s cash requirements within the next twelve months include provider liabilities, accounts payable and accrued liabilities, purchase commitments and other obligations. We expect the cash required to meet these obligations to be primarily generated through cash flows from current operations; cash available for general corporate use; and the realization of current assets, such as accounts receivable. Based on current and anticipated levels of operations, we anticipate that net cash provided by operating activities, together with the available cash on hand at December 31, 2024, should be adequate to meet anticipated cash requirements for the short term (next 12 months) and long term (beyond 12 months).

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated:

	For the Years Ended December 31,
	2024	2023	2022
(in thousands)
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$109,282	$80,785	$47,196
Net cash used in investing activities	(11,978)	(42,971)	(104)
Net cash provided by (used in) financing activities	4,334	3,705	(19,677)
Net increase in cash and cash equivalents	$101,638	$41,519	$27,415
Operating Activities
Net cash provided by operating activities was $109.3 million for the year ended December 31, 2024 compared to $80.8 million for the same period in 2023. Significant changes impacting net cash provided by operating activities for the year ended December 31, 2024 compared to the same period in 2023 were as follows:
•An increase of $32.9 million in provider liability for the year ended December 31, 2024 compared to an increase of $113.4 million during the same period in 2023, a difference of $(80.5) million. The change is primarily due to a decrease in provider expense related to renegotiation of at-risk capitated arrangements during the year ended December 31, 2024.
•An increase of $19.9 million in accounts payable and accrued expenses for the year ended December 31, 2024 compared to the same period in 2023 of $5.0 million, a difference of $14.9 million. The change is primarily driven by organic growth and entrance into new markets.
•A decrease of $(19.8) million in accounts receivable, for the year ended December 31, 2024 compared to the same period in 2023 of $(96.9) million, a difference of $77.1 million. The change is primarily driven by the renegotiation of at-risk capitated arrangements during the year ended December 31, 2024.
•A decrease in net income of $(4.0) million compared to the same period in 2023. Net income was $17.0 million during the year ended December 31, 2024 compared to the income of $21.0 million during the year ended December 31, 2023, primarily driven by the increase in stock-based compensation expense during the year ended December 31, 2024 when compared to the same period in 2023.
Investing Activities
Net cash used in investing activities was $12.0 million for the year ended December 31, 2024 compared to $43.0 million during the same period in 2023, primarily due to Privia investing in three new markets during 2023.
Financing Activities
Net cash provided by financing activities was $4.3 million for the year ended December 31, 2024, compared to $3.7 million for the same period in 2023. This increase is primarily due to a decrease in proceeds from stock options exercised during the year ended December 31, 2024, partially offset by the repurchase of non-controlling interest in 2023.
Comparison of Fiscal 2023 to Fiscal 2022
A detailed discussion of our 2022 to 2023 operations and liquidity and capital resources has been omitted from this Form 10-K, but may be found in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 27, 2024.
Contractual Obligations, Commitments and Contingencies
Operating Leases. The Company leases office space under various operating lease agreements. The initial terms of these leases range from 3 to 9 years and generally provide for periodic rent increases, renewal, and termination operations. Total rent expense under operating leases was $2.8 million for the years ended December 31, 2024 and $2.7 million for the year ended December 31, 2023 and 2022, respectively.
Off Balance Sheet Obligations. We do not have any off-balance sheet arrangements as of December 31, 2024.
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
FFS-patient care revenue is reported net of provisions for contractual allowances from third-party payers and patients. We have certain agreements with third-party payers that provide for reimbursement at amounts different from our standard billing rates. The differences between the estimated reimbursement rates and the standard billing rates are accounted for as contractual adjustments, which are deducted from gross revenue to arrive at FFS-patient care revenue. We determine our estimate of implicit price concessions based on our historical collection experience with classes of patients using a portfolio approach as a practical expedient to account for patient contracts as collective groups rather than individually. The financial statement effects of using this practical expedient are not materially different from an individual contract approach. Subsequent changes to the estimate of the transaction price (determined on a portfolio basis when applicable) are generally recorded as adjustments to revenue in the period of the change. For the years ended December 31, 2024, 2023, and 2022, changes in the Company’s estimates of implicit price concessions and contractual adjustments to expected payments for performance obligations satisfied in prior periods were not significant.
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

Administrative fees are reported at the amount that reflects the consideration to which the Company expects to be entitled in exchange for the provision of administration and management services to Non-Owned Medical Groups. In addition, certain of our MSAs include rebates to the customers in the event that certain conditions occur. The Company estimates the transaction price using the most likely amount methodology and amounts are included in the net transaction price to the extent that it is probable that a significant reversal will not occur once any uncertainty associated with the variable consideration is subsequently resolved. Rebates of $1.8 million have been recorded for the years ended December 31, 2024, and $2.7 million for the years ended December 31, 2023 and 2022, respectively.
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
Capitated Revenue
Capitated revenue consists of capitation fees earned under contracts with various Medicare Advantage payers (“Payers”) in at-risk capitation arrangements. The Company is entitled to monthly fees to provide a defined range of healthcare services for Medicare Advantage health plan members (“attributed beneficiaries” or “attributed lives”) attributed to the Company’s contracted physicians (typically primary care). Monthly fees are determined as a percentage of the premium payers receive from CMS for these attributed beneficiaries. In at-risk arrangements, the Company generally accepts financial risk for beneficiaries attributed to its contracted physicians and, therefore, is responsible for the cost of contracted healthcare services required by those beneficiaries in accordance with the terms of each agreement. Fees are recorded gross in revenue because the Company is acting as a principal in coordinating and controlling the range of services provided (other than clinical decisions) under its Capitated revenue contracts with payers. Capitated revenue contracts with payers are generally multi-year arrangements and have a single monthly stand ready performance obligation, as defined by ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), to provide all aspects of necessary medical care to members for the contracted period. The Company recognizes revenue in the month in which the eligible beneficiary is entitled to receive healthcare benefits during the contract term.
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

Care Management Fees (“PMPM”)
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
Stock-Based Compensation
The Company accounts for share-based compensation in accordance with the expense recognition provisions of ASC 718, Compensation–Stock Compensation (“ASC 718”), which requires the issuer to recognize compensation expense for all share-based payments made to employees based on the fair value of the share-based payment at the date of grant. Up until April 2021,the estimated fair value of share-based payments granted to the Company’s employees was determined using the Monte-Carlo option pricing model, which requires inputs based on certain subjective assumptions, including expected term of the option, expected stock price volatility, the risk free interest rate for a period that approximates the expected term of the option and the Company’s expected dividend yield (See Note 11 “Stockholders’ Equity”). The share-based payments granted or modified prior to April 2021 to employees of the Company do not have quoted market prices, and changes in subjective input assumptions can materially affect the fair value estimate. Since April 2021, the Company has estimated the fair value of the options granted to Company’s employees and contractors using the Black-Scholes option-pricing model. Option valuation models require several inputs, such as the expected stock price volatility, the fair value of the stock, the risk free rate, the expected term of the award and the dividend yield. The Company records share-based compensation forfeitures as a reversal of previously recognized compensation expense as the forfeitures occur. For additional details refer to Note 11 “Stockholders’ Equity.”
The Company issues certain performance stock units ("PSUs"). The awards will vest based on the satisfaction of certain service conditions, performance-based conditions, and market conditions. The Company has identified certain performance metrics associated with these awards that are measured on a cumulative basis over a three-year performance period. The targets for the first year of the PSU performance period are established at the time of grant. Targets for subsequent years’ PSU performance periods are set annually concurrently with granting and establishing the targets for subsequent years’ PSU grants. The Company has determined that the service inception date precedes the grant date for these awards as (a) the awards were authorized prior to establishing an accounting grant date, (b) the recipients began providing services prior to the grant date, and (c) there are performance conditions that, if not met by the accounting grant date, will result in the forfeiture of the awards. As the service inception date precedes the accounting grant date, the Company recognizes stock-based compensation expense over the requisite service period based on the estimated fair value at each reporting date.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes.

Interest Rate Risk
Our primary market risk exposure is rising interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. Our Credit Agreement bears interest at a base rate plus applicable margin, with the base rate being the higher of the Prime Rate or the Federal Funds Rate plus 0.50%. In no event will the base rate be less than 1.0%. As of December 31, 2024, the Company had no outstanding debt under the Credit Agreement.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024. In assessing the effectiveness of our internal control over financial reporting, our management used the framework established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which can be found under Part IV of this Annual Report on Form 10-K.
Changes to our Internal Controls over Financial Reporting
There were no changes made to the Company’s internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

ITEM 9B. OTHER INFORMATION
On November 8, 2024, Parth Mehrotra, the Company’s Chief Executive Officer and a member of the Company’s Board of Directors, adopted a new trading plan for the sale of securities that is intended to satisfy the affirmative defense conditions of Rule 10b5-1 of the Exchange Act (the “New Mehrotra Plan”). The first possible trade date under the New Mehrotra Plan is March 10, 2025, and the end date of the New Mehrotra Plan is December 31, 2025, for a duration of approximately nine months. The aggregate amount of securities that may be sold under the New Mehrotra Plan is 82,128.
On December 2, 2024, Shawn Morris, a member of the Company’s Board of Directors, terminated a trading plan for the sale of securities intended to satisfy the affirmative defense conditions of Rule 10b5-1 of the Exchange Act, which he adopted on June 3, 2024 and was scheduled to end on May 15, 2025, for a duration of approximately eight months (the “Terminated Morris Plan”). The aggregate amount of securities that could have been sold under the Terminated Morris Plan was 2,500,000. On December 2, 2024, Mr. Morris adopted a new trading plan for the sale of securities that is intended to satisfy the affirmative defense conditions of Rule 10b5-1 of the Exchange Act (the “New Morris Plan”). The first possible trade date under the New Morris Plan is March 5, 2025, and the end date of the New Morris Plan is November 28, 2025, for a duration of approximately nine months. The aggregate amount of securities that may be sold under the New Morris Plan is 1,875,000.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS.
Not Applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We adopted a written Code of Ethics and business conduct that applies to our directors, executive officers and employees, including our Chief Executive Officer, President and Chief Operating Officer, General Counsel, Chief Financial Officer, principal accounting officer, the controller and all persons performing similar functions. A current copy of the code is posted under “Governance” on the Investor Relations section of our website, our website, ir.priviahealth.com. Any waiver from the Code of Ethics and any amendments to the Code of Ethics will be disclosed on such page of the Company’s website. Additionally, we have an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to all of the Company’s directors, officers, employees and certain other covered individuals. The Company does not currently purchase its own securities through a share repurchase program[, and we expect that any share repurchase program that may in the future be adopted by the Company would be subject to specific policies and procedures]. The Company believes that its insider trading policy and procedures are reasonably designed to promote compliance with insider trading laws, rules, regulations and listing standards applicable to the Company. A copy of the Company’s insider policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
The additional information required by this item will be set forth in the definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after December 31, 2024 (the “Proxy Statement”) and is incorporated into this Annual Report on Form 10-K by reference.
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
(a)The following documents are filed as part of this Annual Report on Form 10- K:
1.Financial Statements:

The accompanying Index to Consolidated Financial Statements on page F-1 of this annual report on Form 10-K is provided in response to this item.
2.Financial Statement Schedules
None.
(b)Exhibits
The exhibits listed in the following “Exhibit Index” are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K

ITEM 15. EXHIBITS

Exhibit Number	Description	Form	Exhibit	File No.	Filing Date	Filed Herewith

3.1+	Second Amended & Restated Certificate of Incorporation of Privia Health Group, Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (File No. 001-40365) filed with the SEC on May 23, 2024)	8-K	3.1	001-40365	05/23/2024

3.2+	Fourth Amended & Restated Bylaws of Privia Health Group, Inc. (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K (File No. 001-40365) filed with the SEC on May 23, 2024)	8-K	3.2	001-40365	05/23/2024

4.1+	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-1 (File No. 333-255086), filed with the SEC on April 7, 2021)	S-1	4.1	333-255086	04/07/2021

4.2+	Description of Capital Stock	10-K	4.2	227-68304	03/25/2022

10.1+§	2021 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the registrant’s Registration Statement on Form S-8 (File No. 333-255598), filed with the SEC on April 29, 2021)	S-8	99.1	333-255598	04/29/2021

10.2+§	Employment Agreement between Privia Health Group, Inc. and Shawn Morris, dated April 13, 2018 (incorporated herein by reference to Exhibit 10.2 to the registrant’s Registration Statement on Form S-1 (File No. 333-255086), filed with the SEC on April 7, 2021)	S-1	10.2	333-255086	04/07/2021

10.3+§	Employment Agreement first amendment between Privia Health Group, Inc. and Shawn Morris, dated April 23, 2019	10-Q	10.1	221-155713	08/11/2022

10.4+§	Employment Agreement second amendment between Privia Health Group, Inc. and Shawn Morris, dated April 1, 2020	10-Q	10.2	221-155713	08/11/2022

10.5+§	Employment Agreement third amendment between Privia Health Group, Inc. and Shawn Morris, dated August 10, 2022	10-Q	10.3	221-155713	08/11/2022

10.6+§	Employment Agreement between Privia Health Group, Inc. and Parth Mehrotra, dated January 1, 2018 (incorporated herein by reference to Exhibit 10.3 to the registrant’s Registration Statement on Form S-1 (File No. 333-255086), filed with the SEC on April 7, 2021)	S-1	10.3	333-255086	04/07/2021

10.7+§	Employment Agreement first amendment between Privia Health Group, Inc. and Parth Mehrotra, dated April 1, 2020	10-Q	10.4	221-155713	08/11/2022

10.8+§	Annual Merit Increase and Bonus Payment Memo for Parth Mehrotra dated March 12, 2021	10-K	10.4	227-68304	03/25/2022

10.9+§	Employment Agreement second amendment between Privia Health Group, Inc. and Parth Mehrotra, dated April 16, 2021	10-Q	10.5	221-155713	08/11/2022

10.10+§	Employment Agreement third amendment between Privia Health Group, Inc. and Parth Mehrotra, dated August 10, 2022	10-Q	10.6	221-155713	08/11/2022

10.11+§
Employment Agreement between Privia Health Group, Inc. and Thomas Bartrum, dated February 25, 2019 (incorporated herein by reference to Exhibit 10.4 to the registrant’s Registration Statement on Form S-1 (File No. 333-255086), filed with the SEC on April 7, 2021)
		S-1	10.4+	333-255086	04/07/2021

10.12+§	Employment Agreement, between Privia Health Group, Inc. and David Mountcastle dated as of March 21, 2022.	8-K	10.2	001-40365	03/22/2022

10.13+§	Employment Agreement first amendment between Privia Health Group, Inc. and David Mountcastle, dated August 10, 2022	10-Q	10.7	221-155713	08/11/2022

10.14+§	Employment Agreement first amendment between Privia Health Group, Inc. and Thomas Bartrum, dated April 1, 2020	10-K	10.6	227-68304	03/25/2022

10.15+§	Employment Agreement second amendment between Privia Health Group, Inc. and Thomas Bartrum, dated April 16, 2021	10-K	10.7	227-68304	03/25/2022

10.15+§	Employment Agreement third amendment between Privia Health Group, Inc. and Thomas Bartrum, dated March 24, 2022	10-K	10.8	227-68304	03/25/2022

10.16+§	Employment Agreement fourth amendment between Privia Health Group, Inc. and Thomas Bartrum, dated August 10, 2022	10-Q	10.8	221-155713	08/11/2022

10.17+	Form of Registration Rights Agreement between Privia Health Group, Inc. and the other signatories party thereto	8-K	10.1+	001-40365	05/03/2021

10.18+§	Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.7 to the registrant’s Registration Statement on Form S-1 (File No. 333-255086), filed with the SEC on April 22, 2021)	S-1	10.7+	333-255086	04/22/2021

10.19+§
Form of 2021 Omnibus Plan Restricted Stock Unit Award for Employees (incorporated herein by reference to Exhibit 10.8 to the registrant’s Registration Statement on Form S-1 (File No. 333-255086), filed with the SEC on April 22, 2021)
		S-1	10.8+	333-255086	04/22/2021

10.20+§
Form of 2021 Omnibus Plan Restricted Stock Unit Award for Non-Employee Directors (incorporated herein by reference to Exhibit 10.9 to the registrant’s Registration Statement on Form S-1 (File No. 333-255086), filed with the SEC on April 22, 2021)
		S-1	10.9+	333-255086	04/22/2021

10.21+§	Form of 2021 Omnibus Plan Stock Option Award (incorporated herein by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 (File No. 333-255086), filed with the SEC on April 22, 2021)	S-1	10.1	333-255086	04/22/2021

10.22+§	Amendment No. 1 to the Registration Rights Agreement between Privia Health Group, Inc. and the other signatories party thereto dated October 29, 2021	10-Q	10.11	211-388036	11/08/2021

10.23+§	Second Amended and Restated PH Group Parent Corp. Stock Option Plan	S-8	99.2	333-255598	04/29/2021

10.24+§	Form of Non-Qualified Stock Option Agreement under the Second Amended and Restated PH Group Parent Corp. Stock Option Plan	S-8	99.3	333-255598	04/29/2021

10.25+§	Form of Amendment to Non-Qualified Stock Option Agreement under Second Amended and Restated PH Group Parent Corp. Stock Option Plan	S-8	99.4	333-255598	04/29/2021

10.26+§	Notice of Modification of Option Agreement	10-K	10.23	227-68304	03/25/2022

10.27+	Strategic Alignment Agreement, dated as of March 2, 2023, by and between Privia Health Group, Inc. and ChoiceHealth, Inc.	10-Q	10.2	001-40365	05/04/2023

10.28+§	Form of PSU Award Agreement under the 2021 Omnibus Incentive Plan	10-Q	10.1	001-40365	05/04/2023

10.29+§	Mehrotra Fourth Amendment to Employment Agreement, dated June 23, 2023	8-K	10.1	001-40365	06/29/2023

10.30+§	Relative TSR PSU Agreement, effective July 1, 2023	8-K	10.2	001-40365	06/29/2023

10.31+§	Morris Transition Agreement, dated June 23, 2023	8-K	10.3	001-40365	06/29/2023

10.32+§	Credit Agreement dated as of November 16, 2023 among Privia Health Group, Inc., PH Group Holdings Corp., and Privia Health, LLC, as borrower, with Wells Fargo Bank, National Association, as issuing lender, and certain other lenders	8-K	10.1	001-40365	11/21/2023

10.33+§	Transition Letter Agreement, dated as of January 25, 2024, between the Company and Thomas Bartrum	8-K	10.1	001-40365	01/29/2024

10.34+§	Employment Agreement between Privia Health Group, Inc. and Edward Fargis dated January 29, 2024	10-K	10.1	001-40365	02/27/2024

10.35+§	Form of Restricted Stock Unit Award for SVP+ Employees under the 2021 Omnibus Incentive Plan					X

19.1	Insider Trading Policy (filed herewith)					X

21.1	Subsidiaries of the registrant					X

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.					X

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.					X

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herewith.					X

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, filed herewith.					X

97.1+§	Policy Relating to Recovery of Erroneously Awarded Compensation	10-K	97.1	001-40365	02/27/2024

101.INS	XBRL Instance Document **					X

101.SCH	XBRL Taxonomy Schema **					X

101.CAL	XBRL Taxonomy Definition **	X

101.DEF	XBRL Taxonomy Calculation **	X

101.LAB	XBRL Taxonomy Labels **	X

101.PRE	XBRL Taxonomy Presentation **	X
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

Privia Health Group, Inc.

Date:	February 27, 2025	By:	/s/ Parth Mehrotra
Name: Parth Mehrotra
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Parth Mehrotra	Chief Executive Officer and Director (principal executive officer)	February 27, 2025
Parth Mehrotra

/s/ David Mountcastle	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	February 27, 2025
David Mountcastle

/s/ Adam Boehler	Director	February 27, 2025
Adam Boehler

/s/ Nancy Cocozza	Director	February 27, 2025
Nancy Cocozza

/s/ Pamela Kimmet	Director	February 27, 2025
Pamela Kimmet

/s/ David King	Director	February 27, 2025
David King

/s/ Patricia Maryland	Director	February 27, 2025
Patricia Maryland

/s/ Thomas McCarthy	Director	February 27, 2025
Thomas McCarthy

/s/ Shawn Morris	Director	February 27, 2025
Shawn Morris

/s/ Jaewon Ryu	Director	February 27, 2025
Jaewon Ryu, M.D.

/s/ David Wichmann	Director	February 27, 2025
David Wichmann

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Privia Health Group, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Privia Health Group, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Valuation of Fee for Service Patient Care Accounts Receivable
As described in Notes 1 and 2 to the consolidated financial statements, substantially all of the Company’s accounts receivable relate to providing healthcare services to patients whose costs are primarily paid by federal and state governmental authorities or commercial insurance companies. The fee for service patient care (FFS-patient care) accounts receivable makes up a portion of the Company’s consolidated net accounts receivable balance of $316.2 million as of December 31, 2024. FFS-patient care revenue is primarily generated from third-party payers with which the Company has established contractual billing arrangements and is reported net of provisions for contractual allowances from third-party payers and patients. Management reports accounts receivable at an amount equal to the consideration the Company expects to receive in exchange for providing healthcare services to patients, which is estimated using historical reimbursement rates and an analysis of past experience to estimate potential adjustments.
The principal considerations for our determination that performing procedures relating to the valuation of FFS-patient care accounts receivable is a critical audit matter are (i) the significant judgment by management when developing the estimated value of FFS-patient care accounts receivable; and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to adjustments based on historical reimbursement rates.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s valuation of FFS-patient care accounts receivable. These procedures also included, among others, (i) evaluating management’s process for developing the estimated value of FFS-patient care accounts receivable, (ii) testing the completeness and accuracy of the underlying billing and reimbursement data used by management, (iii) evaluating the historical accuracy of management’s process for developing the estimated value of FFS-patient care accounts receivable, and (iv) developing an independent expectation of the estimated amount of FFS-patient care accounts receivable expected to be collected by management. Developing an independent expectation involved calculating historical reimbursement rates as compared to the recorded patient accounts receivable for historical periods and comparing that percentage to management’s estimated reimbursement rates used to determine the current year estimate for FFS-patient care accounts receivable.
Valuation of Medicare Shared Savings Program Revenue
As described in Notes 1 and 2 to the consolidated financial statements, under the shared savings basis, the Company is offered financial incentives to increase their accountability for the cost, quality and efficiency of the care provided to the population of attributed members. Revenue from the Medicare Shared Savings Program (MSSP) makes up the majority of the Company’s consolidated shared savings revenue of $179.2 million for the year ended December 31, 2024. The Company is paid the financial incentives when, for a given twelve-month measurement period, their performance on quality of care and utilization meets or exceeds the standards set by the payers as outlined in the contracts and when savings are achieved for medical costs associated with the population of attributed members. The payers analyze the activities during the measurement period using the agreed upon benchmarks, metrics and performance criteria to determine the appropriate payments to the Company. Management estimates the transaction price by analyzing the activities during the relevant time period in contemplation of the agreed upon benchmarks, metrics, performance criteria, inflation trend factors, risk ratio adjustments, and attribution criteria based on those and any other contractually defined factors. Revenue is not recorded until the price can be estimated by management and to the extent that it is probable that a significant reversal will not occur once any uncertainty associated with the variable consideration is subsequently resolved. Revenue is recorded during the period when the services were provided during a pre-set twelve-month annual measurement period.
The principal considerations for our determination that performing procedures relating to the valuation of MSSP revenue is a critical audit matter are (i) the significant judgment by management when developing the estimate of MSSP revenue; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to inflation trend factors and risk ratio adjustments; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s valuation of MSSP revenue. These procedures also included, among others, (i) testing the completeness and accuracy of the underlying data used by management, and (ii) the involvement of professionals with specialized skill and knowledge to assist in evaluating the reasonableness of management’s estimate of MSSP revenue, on a sample basis, by (a) developing an independent range of estimated MSSP revenue using independently developed assumptions related to inflation trend factors and risk ratio adjustments and (b) comparing the independent range of estimated MSSP revenue to management’s estimate.

/s/ PricewaterhouseCoopers LLP

Washington, District of Columbia
February 27, 2025
We have served as the Company’s auditor since 2020, which includes periods before the Company became subject to SEC reporting requirements.

Privia Health Group, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$491,149	$389,511
Accounts receivable	316,179	290,768
Prepaid expenses and other current assets	27,495	20,525
Total current assets	834,823	700,804
Non-current assets:
Property and equipment, net	1,242	2,325
Right-of-use asset	4,828	6,612
Intangible assets, net	109,807	107,630
Goodwill	141,615	138,749
Deferred tax asset	26,383	35,200
Other non-current assets	17,085	8,580
Total non-current assets	300,960	299,096
Total assets	$1,135,783	$999,900

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$81,986	$57,831
Provider liability	364,607	326,078
Operating lease liabilities, current	2,553	3,043
Total current liabilities	449,146	386,952
Non-current liabilities:
Operating lease liabilities, non-current	3,037	5,246
Other non-current liabilities	153	313
Total non-current liabilities	3,190	5,559
Total liabilities	452,336	392,511
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.01 par value, 1,000,000,000 and 1,000,000,000 shares authorized; 120,309,346 and 118,216,979 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	1,203	1,182
Additional paid-in capital	813,209	753,869
Accumulated deficit	(179,229)	(193,614)
Total Privia Health Group, Inc. stockholders’ equity	635,183	561,437
Non-controlling interest	48,264	45,952
Total stockholders’ equity	683,447	607,389
Total liabilities and stockholders’ equity	$1,135,783	$999,900
The accompanying notes are an integral part of these consolidated financial statements.

Privia Health Group, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	For the Years Ended December 31,
	2024	2023	2022

Revenue	$1,736,390	$1,657,737	$1,356,660

Operating expenses:
Provider expense	1,332,537	1,298,573	1,051,040
Cost of platform	227,000	197,663	170,838
Sales and marketing	26,446	24,732	19,741
General and administrative	126,157	109,587	129,592
Depreciation and amortization	7,268	6,533	4,571
Total operating expenses	1,719,408	1,637,088	1,375,782
Operating income (loss)	16,982	20,649	(19,122)
Interest income, net	10,888	8,372	542
Income (loss) before provision for (benefit from) income taxes	27,870	29,021	(18,580)
Provision for (benefit from) income taxes	10,826	7,993	(6,516)
Net income (loss)	17,044	21,028	(12,064)
Less: Net income (loss) attributable to non-controlling interests	2,659	(2,051)	(3,479)
Net income (loss) attributable to Privia Health Group, Inc.	$14,385	$23,079	$(8,585)
Net income (loss) per share attributable to Privia Health Group, Inc. stockholders – basic	$0.12	$0.20	$(0.08)
Net income (loss) per share attributable to Privia Health Group, Inc. stockholders – diluted	$0.11	$0.19	$(0.08)
Weighted average common shares outstanding – basic	119,402,749	116,731,406	110,695,266
Weighted average common shares outstanding – diluted	125,614,171	124,686,067	110,695,266
The accompanying notes are an integral part of these consolidated financial statements.

Privia Health Group, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands except share amounts)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity attributable to Privia Health Group, Inc.	Non-controlling Interest	Total Stockholders’ Equity
Balance at January 1, 2022	107,837,741	$1,078	$633,902	$(208,108)	$426,872	$23,309	$450,181
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	6,853,067	70	13,378	—	13,448	—	13,448
Stock-based compensation expense	—	—	67,359	—	67,359	—	67,359
Contributed non-controlling interest	—	—	—	—	—	125	125
Net loss	—	—	—	(8,585)	(8,585)	(3,479)	(12,064)
Balance at December 31, 2022	114,690,808	1,148	714,639	(216,693)	499,094	19,955	519,049
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	3,526,171	34	8,706	—	8,740	—	8,740
Stock-based compensation expense	—	—	37,098	—	37,098	—	37,098
Repurchase of non-controlling interest	—	—	(8,871)	—	(8,871)	3,177	(5,694)
Contributed non-controlling interest	—	—	—	—	—	24,871	24,871
Tax effect related to purchase of non-controlling interest	—	—	2,297	—	2,297	—	2,297
Net income (loss)	—	—	—	23,079	23,079	(2,051)	21,028
Balance at December 31, 2023	118,216,979	1,182	753,869	(193,614)	561,437	45,952	607,389
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	2,092,367	21	2,660	—	2,681	—	2,681
Stock-based compensation expense	—	—	56,680	—	56,680	—	56,680
Contributed non-controlling interest	—	—	—	—	—	1,653	1,653
Distribution to non-controlling interest	—	—	—	—	—	(2,000)	(2,000)
Net income	—	—	—	14,385	14,385	2,659	17,044
Balance at December 31, 2024	120,309,346	$1,203	$813,209	$(179,229)	$635,183	$48,264	$683,447
The accompanying notes are an integral part of these consolidated financial statements.

Privia Health Group, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income (loss)	$17,044	$21,028	$(12,064)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,104	1,174	1,220
Amortization of intangibles	6,164	5,359	3,351
Amortization of debt issuance costs	—	—	687
Stock-based compensation	56,680	37,098	67,359
Deferred tax expense (benefit)	8,817	7,465	(7,004)
Changes in asset and liabilities:
Accounts receivable	(19,824)	(96,877)	(72,202)
Prepaid expenses and other current assets	(8,970)	(6,159)	(5,669)
Other non-current assets and right-of-use asset	(1,721)	(2,418)	1,383
Accounts payable and accrued expenses	19,905	4,994	6,852
Provider liability	32,942	113,367	67,716
Operating lease liabilities	(2,699)	(3,214)	(2,433)
Other long-term liabilities	(160)	(1,032)	(2,000)
Net cash provided by operating activities	109,282	80,785	47,196
Cash flows from investing activities
Business acquisitions, net of cash acquired	(6,957)	(42,858)	—
Other	(5,021)	(113)	(104)
Net cash used in investing activities	(11,978)	(42,971)	(104)
Cash flows from financing activities
Repurchase of non-controlling interest	—	(5,694)	—
Proceeds from non-controlling interest	1,653	659	125
Repayment of note payable	—	—	(33,250)
Proceeds from exercised stock options	2,681	8,740	13,448
Net cash provided by (used in) financing activities	4,334	3,705	(19,677)
Net increase in cash and cash equivalents	101,638	41,519	27,415
Cash and cash equivalents at beginning of period	389,511	347,992	320,577
Cash and cash equivalents at end of period	$491,149	$389,511	$347,992

Supplemental disclosure of cash flow information:
Interest paid	$285	$40	$713
Income taxes paid	$3,755	$1,040	$307

The accompanying notes are an integral part of these consolidated financial statements.

Privia Health Group, Inc.
Notes to Consolidated Financial Statements
1.Organization and Summary of Significant Accounting Policies
Organization
Privia Health Group, Inc. (“Privia Health”, “Privia”, “we”, “our” or the “Company”) is a technology-driven, national physician-enablement company that collaborates with physician practices, health plans, and health systems to achieve the quadruple aim of better outcomes, lower costs, improved patient experience, and happier and more engaged providers. The Company seeks to accomplish the quadruple aim by entering markets and organizing existing physicians and non-physician clinicians into a unique practice model that combines the advantages of a partnership in a large regional Medical Group with significant provider autonomy for Privia Providers joining the Company’s Medical Groups.
As of December 31, 2024, Privia operated in fifteen markets: 1) the Mid-Atlantic Region (states of Virginia, Maryland and the District of Columbia); 2) Georgia; 3) Gulf Coast Region (Houston-San Antonio-Austin, Texas); 4) North Texas (Dallas/Fort Worth, Texas); 5) West Texas (Abilene, Texas); 6) Central Florida; 7) Tennessee 8) California; 9) Montana; 10) Ohio; 11) North Carolina; 12) Connecticut; 13) Washington state; 14) South Carolina; and 15) Indiana.
Under our Privia Medical Group model, Privia Physicians join the Medical Group in their geographic market as an owner of the Medical Group. We own a majority interest in certain of our Medical Groups (each, an “Owned Medical Group”), with Privia Physicians collectively owning a minority interest, and we own no interest in certain other Medical Groups (each, a “Non-Owned Medical Group”). In those markets in which state regulations do not allow us to own Medical Groups, the Non-Owned Medical Groups may be owned by the Privia Physicians or owned indirectly through a professional entity (a “Nominee PC”), by a licensed physician holding a Privia leadership position (such physician leader, a “Nominee Physician”, and each such Non-Owned Medical Group owned in this manner, a “Friendly Medical Group”). In those markets where we partner with health systems, our health system partner owns a majority interest in the Non-Owned Medical Groups, with Privia Physicians owning a minority interest. Privia Physicians furnish healthcare services through our Medical Groups and continue to own their historical practice entities (“Affiliated Practices”), which provide certain services to the Medical Groups, such as use of space, non-physician staffing, equipment and supplies. Privia Physicians typically enter into a PMSA with a medical group, which requires the Privia Physician to provide healthcare services through and on behalf of the medical group, and the Medical Group enters a Support Services Agreement (“SSA”) with the Affiliated Practice to provide those certain services to the Medical Group.
In some instances, we also move into and expand in new and existing markets through our Privia Care Partners model, which offers an affiliation model to providers who are looking solely for VBC solutions. For those practices, we furnish population health services, reporting and analytics, along with certain management.
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
The Company also provides management services through local management services organizations (each, an “MSO”) to the Medical Groups through a Management Services Agreement (“MSA”) in each market. The Company owns 100% of all MSOs, except four where the Company is at least the majority owner.
We principally derive our revenues from the following three sources: (i) FFS-patient care revenue generated from providing healthcare services to patients through Privia Providers of Owned Medical Groups and Friendly Medical Groups, in addition to management and administrative services earned for administrative services provided to Non-Owned Medical Groups (“FFS-administrative services”), (ii) VBC revenue collected on behalf of our Privia Providers in the form of (a) capitated revenue and (b) management and administrative fees, which primarily consist of shared savings, which includes quality bonuses, and per member per month (“PMPM”) care management fees, and (iii) other revenue from additional services offered to Privia Providers or directly to patients or employers, such as ancillary services like clinical lab, pharmacy and imaging services. The operations of our Owned Medical Groups, owned ACOs, owned MSOs and Friendly Medical Groups are reflected within our consolidated financial results.
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
The Company evaluated its relationship with (a) Non-Owned Medical Groups and their Affiliated Practices, (b) Friendly Medical Groups and their Affiliated Practices, and (c) Affiliated Practices associated with Owned Medical Groups to determine if any of these entities should be subject to consolidation. The Company does not have ownership interest in any Affiliated Practices (whether those of Owned Medical Groups, Non-Owned Medical Groups or Friendly Medical Groups); nor does the Company have an ownership in Non-Owned Medical Groups or Friendly Medical Groups. The PMSA and SSA entered by Non-Owned Medical Groups and Friendly Medical Groups with their Privia Physician members and the Affiliated Practices are not contractual relationships within Privia’s legal structure. The only contractual relationship between Privia and Non-Owned Medical Groups is established through the MSA. For Friendly Medical Groups, in addition to the MSA, the Company has a contractual relationship, evidenced by a restriction agreement (each a “Restriction Agreement”) with its Nominee Physicians and their respective Nominee PCs. Management has determined, based on the provisions of the MSAs between the Company and Non-Owned Medical Groups, and after considering the requirements of Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“ASC 810”), the Company is not required to consolidate the financial position or results of operations of the Affiliated Practices associated with Owned Medical Groups; nor is it required to consolidate the financial position or results of operations of Non-Owned Medical Groups (and, therefore, the Company is not required to consolidate the Affiliated Practices of the Non-Owned Medical Groups). However, management has determined, based on the provisions of the Restriction Agreement by and among the Company, the Nominee Physicians and their respective Nominee PCs, the governing documents of the Friendly Medical Groups, and after considering the requirements of ASC 810, that the Company should consolidate the financial position or results of operations of the Friendly Medical Groups and the Nominee PCs, but not the Affiliated Practices of the Friendly Medical Groups.
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
The characteristics of both (a) and (b) do not exist and as such the Non-Owned Medical Groups do not represent VIEs. Accordingly, the Company has not consolidated the financial position, results of operations or cash flows of the Non-Owned Medical Groups that are affiliated with the Company by means of a service agreement for the years ended December 31, 2024, 2023 and 2022. Each time that it enters into a new service agreement or enters into a material amendment to an existing service agreement, the Company considers whether the terms of that agreement or amendment would change the elements it considers in accordance with the VIE guidance. The same analysis was performed for the Affiliated Practices of Owned Medical Groups, which have contractual relationships with Privia through the SSA, and the Company determined they do not represent VIEs as they do not meet the criteria in ASC 810 for similar reasons outlined above.
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
Privia Medical Group Indiana, LLC, (“PMG IN”) is a physician-owned Medical Group, with PMG Holdings Indiana, LLC, (“Friendly IN PC”), an Indiana professional limited liability company entirely owned by a licensed physician with a leadership role in the Company, owning majority membership interests and having governance and control rights via the governing documents of PMG IN. The Company has a contractual relationship with Friendly IN PC through a Restriction Agreement. The VIE analysis was performed, and the Company determined that characteristic (b) exists as a result of meeting (i), (ii) and (iv) and as such PMG IN and Friendly IN PC represent VIEs and are consolidated as they meet the criteria in ASC 810.
The aggregated carrying value of the current VIE assets and liabilities included in the consolidated balance sheets after elimination of intercompany transactions and balances were $12.1 million and $12.1 million, respectively, as of December 31, 2024 and $6.2 million and $6.2 million respectively, as of December 31, 2023. Total revenues and operating expenses were $104.5 million and $104.5 million, respectively, as of December 31, 2024, $61.1 million and $61.1 million, respectively, as of December 31, 2023, and $34.9 million and $34.9 million, respectively, as of December 31, 2022.
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
Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Allocation of purchase consideration to identifiable assets and liabilities affects the Company’s amortization expense, as acquired finite-lived intangible assets are amortized over the useful life, whereas any indefinite lived intangible assets, including goodwill, are not amortized. During the measurement period, which is not to exceed one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. During the years ended December 31, 2024 and 2023, the Company completed several acquisitions to strengthen its current market share in existing markets or to expand into new markets. The consideration paid for each of the acquisitions was derived through arm’s length negotiations. Each of the Company’s acquisitions was accounted for using the acquisition method pursuant to the requirements of FASB ASC Topic 805, Business Combinations (“ASC 805”). The results of operations of the acquisitions have been included in the Company’s consolidated financial statements since their respective date of acquisition. For additional details, refer to Note 3 “Business Combinations.”
Impairment of Long-Lived Assets
Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss can be recognized in loss from operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss is based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2024, 2023 or 2022.
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
For the years ended December 31, 2024, 2023 and 2022, there was no impairment loss related to goodwill. For additional details, refer to Note 4 “Goodwill and Intangible Assets, Net.”

Intangible Assets, net
Definite-lived intangible assets represent the estimated fair value of intangible assets acquired. Amortization is calculated using the straight-line method over the estimated useful lives of the intangible assets which are as follows:

Trade names	20 years
Consumer customer relationships	10 - 24 years
Management Service Agreement	16 years
Physician network	10 - 15 years
Payer contracts	10 - 22 years
MSO Service Agreements	21 years
The Company reviews the carrying value of its finite-lived intangible assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. If these future undiscounted cash flows are less than the carrying value of the asset, then the carrying amount of the asset is written down to its fair value, based on the related estimated discounted future cash flows. The factors considered by management in performing this assessment include current operating results; trends and prospects; the manner in which the intangible assets are used; and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment was recorded for the years ended December 31, 2024, 2023 and 2022. For additional details, refer to Note 4 “Goodwill and Intangible Assets, Net.”
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
FFS-patient care revenue is reported net of provisions for contractual allowances from third-party payers and patients. The Company has certain agreements with third-party payers that provide for reimbursement at amounts different from the Company’s standard billing rates. The differences between the estimated reimbursement rates and the standard billing rates are accounted for as contractual adjustments, which are deducted from gross revenue to arrive at FFS-patient care revenue. The Company determines the Company’s estimate of implicit price concessions based on the Company’s historical collection experience with classes of patients using a portfolio approach as a practical expedient to account for patient contracts as collective groups rather than individually. The financial statement effects of using this practical expedient are not materially different from an individual contract approach. Subsequent changes to the estimate of the transaction price (determined on a portfolio basis when applicable) are generally recorded as adjustments to revenue in the period of the change. For the years ended December 31, 2024, 2023 and 2022, changes in the Company’s estimates of implicit price concessions, contractual adjustments, and expected payments for performance obligations satisfied in prior periods were not significant.

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
Administrative fees are reported at the amount that reflects the consideration to which the Company expects to be entitled in exchange for the provision of administration and management services to the Non-Owned Medical Groups. In addition, certain of the Company’s MSAs include rebates to the customers in the event that certain conditions occur. The Company estimates the transaction price using the most likely amount methodology and amounts are included in the net transaction price to the extent that it is probable that a significant reversal will not occur once any uncertainty associated with the variable consideration is subsequently resolved. The Company reduces the amount of FFS – administrative services revenue by the amount of any rebates earned by its customers. Rebates of $1.8 million have been recorded for the years ended December 31, 2024, and $2.7 million for the years ended December 31, 2023 and 2022, respectively.
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
Fair Value of Financial Instruments
The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, other receivables and assets, accounts payable, and debt. The Company considers the carrying values of cash and cash equivalents, accounts receivable, other receivables, accounts payable, debt to related parties and debt to be indicative of their respective fair values. The carrying amount for debt approximates fair value which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three level hierarchy for fair value measurements exists based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:
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
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s financial instruments are considered Level 1 assets and liabilities.
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
At December 31, 2024, and 2023, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. As there are no uncertain tax positions, the Company does not have any accrued interest or penalties associated with any unrecognized tax benefits. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. As of December 31, 2024, the periods subject to examination by the Company’s major jurisdictions (federal and various states) are generally for the years December 31, 2020 through December 31, 2024.

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
Provider Expense
Provider expense are amounts accrued or payments made to physicians, hospitals and other service providers, including Privia Physicians, their related physician practices, and providers the Company has contracted with through payer partners. Those costs include physician guaranteed payments and other required distributions pursuant to the service agreements as well as medical claims costs for services provided to attributed beneficiaries under at-risk Capitated revenue arrangements for which the Company is financially responsible whether paid directly by the Company or indirectly by payers with whom the Company has contracted. Provider expenses are recognized in the period in which services are provided.
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
Stock-Based Compensation
The Company accounts for share-based compensation in accordance with the expense recognition provisions of ASC 718, Compensation–Stock Compensation (“ASC 718”), which requires the issuer to recognize compensation expense for all share-based payments made to employees based on the fair value of the share-based payment at the date of grant. The Company estimates the fair value of the options granted to Company’s employees and contractors using the Black-Scholes option-pricing model. Option valuation models require several inputs, such as the expected stock price volatility, the fair value of the stock, the risk free rate, the expected term of the award and the dividend yield. The Company records share-based compensation forfeitures as a reversal of previously recognized compensation expense as the forfeitures occur. For additional details refer to Note 11 “Stockholder Equity.”
The Company issues certain PSU awards. The awards vest based on the satisfaction of certain service conditions, performance-based conditions, and/or market conditions. The Company has identified certain performance metrics associated with some of these awards and certain targets will be fully established at a future date. For the awards with performance-based conditions where the target will be fully established at a future date, the Company has determined that the service inception date precedes the grant date for these awards as (a) the awards were authorized prior to establishing an accounting grant date, (b) the recipients began providing services prior to the grant date, and (c) there are performance conditions that, if not met by the accounting grant date, will result in the forfeiture of the awards. As the service inception date precedes the accounting grant date, the Company recognizes stock-based compensation expense over the requisite service period based on the estimated fair value at each reporting date. For the awards that are solely based on employment and the achievement of certain market performance metric targets, which have already been determined, the fair value of the PSUs are determined using a Monte Carlo valuation model as of the grant date and recognize stock-based compensation on a straight-line basis over the requisite service period.
Net Income (Loss) per Share Attributable to Common Stockholders
Basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period.
The treasury stock method is used to consider the effect of the potentially dilutive stock options. Diluted net income (loss) attributable to common stockholders is computed by adjusting income (loss) attributable to common stockholders to allocate undistributed earnings based on the potential impact of dilutive securities, including outstanding stock options. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the diluted net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period, including common stock equivalents. In periods when the Company has incurred a net loss, options to purchase common stock are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive.
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued Accounting Standards Update No. 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures. The amendments require disclosure of incremental segment information on an annual and interim basis. The amendments also require companies with a single reportable segment to provide all disclosures required by this amendment and all existing segment disclosures in Accounting Standards Codification 280, Segment Reporting. The amendment is effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The adoption of this standard did not have a material impact on our consolidated financial statements or related disclosures.
Recently Issued Accounting Pronouncements Pending Adoption
In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes - Improvements to Income Tax Disclosures. The amendments require (i) enhanced disclosures in connection with an entity's effective tax rate reconciliation and (ii) income taxes paid disaggregated by jurisdiction. The amendment is effective for annual periods beginning after December 15, 2024. The Company is evaluating the impact of ASU 2024-03 on its financial statements and related disclosures.
In November 2024, the FASB issued Accounting Standards Update No. 2024-03, Disaggregation of Income Statement Expenses (“DISE”). The amendments require disclosures about the nature of expenses included in the income statement, such as purchases of inventory, employee compensation and depreciation. The amendment is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is evaluating the impact of ASU 2024-03 on its financial statements and related disclosures.

2. Revenue Recognition
The following table presents the Company’s revenues disaggregated by source:

	For the Years Ended December 31,
(Dollars in Thousands)	2024	2023	2022
FFS-patient care	$1,146,156	$976,688	$869,165
FFS-administrative services	125,431	113,154	94,929
Capitated revenue	212,987	338,729	218,463
Shared savings	179,202	170,143	132,615
Care management fees (PMPM)	64,066	50,519	35,541
Other revenue	8,548	8,504	5,947
Total Revenue	$1,736,390	$1,657,737	$1,356,660
FFS patient care is primarily generated from third-party payers with which the Company has established contractual billing arrangements. The following table presents the approximate percentages by source of net revenue received for healthcare services the Company provided for the periods indicated:

	For the Years Ended December 31,
	2024	2023	2022
Commercial insurers	71%	70%	70%
Government payers	14%	15%	16%
Patient	15%	15%	14%
	100%	100%	100%
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
Contract Asset
The Company has the following contract assets:

(Dollars in Thousands)	December 31, 2024	December 31, 2023
Balances for contracts with customers
Accounts receivable	$316,179	$290,768
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
In January 2024, PMG West Texas Holdings, PLLC, a Nominee PC, acquired a majority ownership interest in an independent physician association in the Gulf Coast Market. The Company, through one of its affiliates, is party to a Restriction Agreement with the Nominee PC. The results of operations of the acquisition have been included in the Company’s consolidated financial statements since the date of acquisition.
During November 2024, the Company acquired Privia Medical Group Indiana, LLC, (“PMG IN”). PMG IN is a physician-owned Medical Group, with PMG Indiana Holdings, LLC (“Friendly IN PC”), an Indiana professional limited liability company entirely owned by a licensed physician with a leadership role in the Company, owning majority membership interests and having governance and control rights via governing documents of PMG IN. The Company has a contractual relationship with Friendly IN PC through a Restriction Agreement. PMG IN owns 51% interest in Friendly IN PC. The results of operations of the acquisition have been included in the Company’s consolidated financial statements since the date of acquisition.
The purchase price for the acquisitions noted above was allocated as follows:

(Dollars in thousands)	Total Acquisitions for the Year Ended December 31, 2024	Total Acquisitions for the Year Ended December 31, 2023
Cash paid, net of cash acquired	$6,957	$42,858
Contingent payables	4,250	344
Total consideration	$11,207	$43,202

Payer contract and physician network intangibles	$8,342	$55,603
Goodwill	2,865	11,811
Fair value of non-controlling interests	—	(24,212)
Total acquired net assets	$11,207	$43,202
The goodwill relating to these acquisitions is not deductible for tax purposes and is primarily attributable to synergies related to the assembled workforce. Goodwill is measured as the excess of the consideration transferred over the fair value of assets acquired and liabilities assumed on the acquisition date. For the 2024 transaction related to PMG IN, the Company is in the process of completing its formal valuation analysis to identify and determine the fair value of tangible and identifiable intangible assets acquired and the liabilities assumed. Thus, the final allocation of the purchase price may differ from the preliminary estimates used at December 31, 2024 based on additional information obtained and completion of the valuation of the identifiable intangible assets. The Company does not expect any adjustments, if necessary, to be material.

4. Goodwill and Intangible Assets, Net
For the purposes of the goodwill impairment assessment, the Company as a whole is considered to be the reporting unit. The Company recognizes the excess of the purchase price, plus the fair value of any non-controlling interests in the acquiree, over the fair value of identifiable net assets acquired as goodwill. The Company performs a qualitative assessment on goodwill at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. If it is determined in the qualitative assessment that the fair value of a reporting unit is more likely than not below its carrying amount, then the Company will perform a quantitative impairment test. The quantitative goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. Any excess in the carrying value of a reporting unit’s goodwill over its fair value is recognized as an impairment loss, limited to the total amount of goodwill allocated to that reporting unit. The Company’s carrying value of goodwill at December 31, 2024 and 2023 is $141.6 million and $138.7 million, respectively. No indicators of impairment were identified during the years ended December 31, 2024, 2023, and 2022.
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
During January 2024, PMG West Texas Holdings, PLLC, a Nominee PC, acquired a majority ownership interest in an independent physician association in the Gulf Coast Market. The Company, through one of its affiliates, is party to a Restriction Agreement with the Nominee PC. The Company recorded Goodwill of $0.7 million in connection with the acquisition.
During November 2024, the Company entered into the Indiana market through the acquisition of Privia Medical Group Indiana, LLC (“PMG IN”), whereby Privia acquired majority ownership in PMG IN. During the year ended December 31, 2024, the Company recorded Goodwill of $2.2 million in connection with PMG IN, which represents the excess of the purchase price over the fair value of the net assets acquired.
A summary of the Company’s intangible assets is as follows:

	December 31, 2024		December 31, 2023
(Dollars in thousands)	Intangible Assets	Accumulated Amortization	Intangible Assets	Accumulated Amortization
Trade names	$4,600	$2,377	$4,600	$2,147
Consumer customer relationships	3,100	2,758	3,100	2,566
Management Service Agreement	2,200	1,272	2,200	1,134
Physician network	10,902	916	7,446	362
Payer contracts	57,313	4,768	52,427	2,184
MSO Service Agreement	51,800	8,017	51,800	5,550
	129,915	$20,108	121,573	$13,943
Less accumulated amortization	(20,108)		(13,943)
Intangible assets, net	$109,807		$107,630
The remaining weighted average life of all amortizable intangible assets is approximately 16.8 years at December 31, 2024.
Amortization expense for intangible assets was approximately $6.2 million for the year ended December 31, 2024, $5.4 million for the year ended December 31, 2023 and $3.4 million for the year ended December 31, 2022, respectively.
Estimated amortization expense for the Company’s intangible assets for the following five years is as follows:

(Dollars in Thousands)
2025	$6,691
2026	6,691
2027	6,691
2028	6,691
2029	6,691
Thereafter	76,352
Total	$109,807

5. Leases
The Company leases office space under various operating lease agreements. The initial terms of these leases range from 3 to 9 years and generally provide for periodic rent increases and renewal options.

The components of lease expense were as follows:

(Dollars in Thousands)	For the Years Ended December 31,
	2024	2023
Operating lease cost	$2,772	$2,696

Cash paid for amounts included in the measurement of lease liabilities - operating leases	$2,888	$3,861
Weighted-average remaining lease term - operating leases	3.1 Years	3.8 Years
Weighted-average discount rate - operating leases	2.6%	2.7%
The aggregate future lease payments for operating leases in the years subsequent to December 31, 2024 are as follows:

(Dollars in Thousands)
2025	$2,401
2026	1,762
2027	814
2028	399
2029	239
Thereafter	183
Total future lease payments	5,798
Imputed interest	(208)
Total	$5,590
6. Property and Equipment, Net
A summary of the Company’s property and equipment, net is as follows:

(Dollars in Thousands)	December 31, 2024	December 31, 2023
Furniture and fixtures	$1,402	$1,402
Computer equipment	1,686	1,686
Leasehold improvements	4,960	4,939
	8,048	8,027
Less accumulated depreciation and amortization	(6,806)	(5,702)
Property and equipment, net	$1,242	$2,325
Depreciation and amortization expenses for property and equipment assets was approximately $1.1 million for the years ended December 31, 2024, and $1.2 million for the years ended December 31, 2023 and 2022, respectively.
7. Account Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

(Dollars in Thousands)	December 31, 2024	December 31, 2023
Accounts payable	$9,755	$7,882
Accrued employee compensation and benefits	5,999	5,973
Bonuses payable	20,421	15,073
Other accrued expenses	45,811	28,903
Total accounts payable and accrued expenses	$81,986	$57,831

8. Provider Liability
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
Each period, the Company re-examines previously established provider liability estimates based on actual claim submissions and other changes in facts and circumstances. As more complete claims information becomes available, the Company adjusts its estimates and recognizes those changes in estimates in the period in which the change is identified. The difference between the estimated liability and the actual settlements of claims is recognized in the period in which the claims are settled. The Company’s provider liability balance represents management’s best estimate of its liability for unpaid provider expenses. The Company uses judgment to determine the appropriate assumptions for developing the required estimates.
The Company’s liabilities for unpaid medical claims under at-risk capitation arrangements, which are included in Provider liability in the Company’s consolidated balance sheets, were as follows:

(Dollars in Thousands)	December 31, 2024	December 31, 2023
Balance, beginning of period	$67,138	$28,617
Incurred health care costs:
Current year	208,341	334,383
Prior years	964	2,436
Total claim incurred	209,305	336,819
Claims paid:
Current year	(157,375)	(270,810)
Prior year	(52,713)	(27,488)
Total claims paid	(210,088)	(298,298)
Balance, end of period	$66,355	$67,138
9. Debt
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
As of December 31, 2024, no amounts were outstanding under the Revolving Credit Facility.
Substantially all of the Company’s real and personal property serve as collateral under the above debt arrangements.

10. Income Taxes
The provision for (benefit from) income taxes for years ending December 31, 2024, 2023 and 2022 are as follows:

	December 31,
(Dollars in Thousands)	2024	2023	2022
Current:
Federal	$1,022	$—	$—
State and Local	987	528	509
Total current	2,009	528	509

Deferred:
Federal	$7,234	$6,221	$(5,478)
State and Local	1,583	1,244	(1,547)
Total deferred	8,817	7,465	(7,025)
Total provision for (benefit from) incomes taxes	$10,826	$7,993	$(6,516)
Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and deferred tax liabilities as of December 31, 2024 and 2023 are as follows:

(Dollars in Thousands)	December 31, 2024	December 31, 2023
Deferred tax assets
Net operating loss carryforwards	$11,537	$22,071
Stock compensation	22,994	19,598
Lease liability	1,774	2,581
Other accruals	73	74
Total gross tax assets	36,378	44,324
Less: valuation allowance	—	—
Total deferred tax assets	$36,378	$44,324

Deferred tax liabilities
Fixed and intangible assets	$(8,698)	$(7,302)
Right-of-use asset	(1,297)	(1,822)
Total deferred tax liabilities	(9,995)	(9,124)
Deferred tax assets, net	$26,383	$35,200
For the years ended December 31, 2024 and 2023, the Company completed an assessment of the likelihood of realizing all or some portion of its net deferred tax assets. Based on an analysis of the positive and negative evidence, the Company determined it was more likely than not that the Company will be in a position to realize the benefits of the deferred tax asset as a result of consistent profitability excluding non-recurring stock compensation charges in connection with the Company's IPO. As such, no valuation allowance was recorded in either year. As of December 31, 2024, the Company has generated federal and state net operating loss carryforwards of approximately $47.2 million and $30.1 million (post-apportioned state NOL) respectively, that begin to expire in 2034.

The following is a reconciliation of income tax computed at the U.S. federal statutory income tax rate to the provision for (benefit from) income taxes:

	Amount			Percent
	December 31,			December 31,
(Dollars in Thousands)	2024	2023	2022	2024	2023	2022
Tax provision (benefit) computed at Federal statutory income tax rate	$6,041	$6,094	$(3,901)	21.0%	21.0%	21.0%
Stock compensation	3,136	(22)	(2,241)	10.9	(0.1)	12.1
State tax expense (benefit), net of Federal benefit	2,051	2,140	(707)	7.1	7.4	3.8
Rate change	97	(115)	(538)	0.3	(0.4)	2.9
Non-controlling interest	(486)	331	722	(1.7)	1.1	(3.9)
Other	(13)	(435)	149	—	(1.5)	(0.8)
Provision for (benefit from) income taxes	$10,826	$7,993	$(6,516)	37.6%	27.5%	35.1%
The stock compensation impacting the income tax provision for the year ended December 31, 2024, is primarily attributable to stock-based compensation expense that is not deductible under Section 162(m) and tax expense related to deferred tax asset reversals for shortfalls. The stock compensation impacting the income tax provision for the years ended December 31, 2023 and 2022 are primarily attributable to stock based compensation expense that is not deductible under Section 162(m) offset by tax deductible stock based compensation.
The 2021 through 2024 federal and 2020 through 2024 state income tax returns are within the statute of limitations (“SOL”) and are currently not under examination by any federal or state tax authority.
The Company assesses the uncertainty in its income tax positions to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For the tax position meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate settlement with the relevant taxing authority. As of December 31, 2024, 2023, and 2022, the Company had not recorded any reserves for uncertain tax positions or related interest and penalties.
11. Stockholders’ Equity
2021 Omnibus Incentive Plan
On April 6, 2021, the Board approved the 2021 Omnibus Incentive Plan (the “Plan”) which permits awards in respect of up to 10,278,581 shares of Common Stock. The Plan also provides for an automatic increase on the first day of each fiscal year following the effective date of the Plan by an amount equal to the lesser of (i) 5% of outstanding shares on December 31 of the immediately preceding fiscal year or (ii) such number of shares as determined by the Company’s Compensation Committee in its discretion. The Plan provides for the granting of stock options at a price equal to at least 100% of the fair market value of Common Stock as of the date of grant. The Plan also provides for the granting of Stock Appreciation Rights, Restricted Stock, Restricted Stock Units (“RSUs”), Performance Awards (“PSUs”) and other cash-based or other stock-based awards, all of which must be granted at not less than the fair market value of Common Stock as of the date of grant.
Prior to the Company’s initial public offering ("IPO”), the Company granted stock options pursuant to the PH Group Parent Corp. Stock Option Plan (the “PH Parent Option Plan”). The Company no longer issues grants under the PH Parent Option Plan and no shares of Common Stock are reserved for future issuance thereunder.
2021 Employee Stock Purchase Plan
In April 2021, the Company’s Board of Directors approved the Company’s 2021 Employee Stock Purchase Plan (“2021 ESPP”). The 2021 ESPP became effective upon the execution of the underwriting agreement for the Company’s IPO in April 2021. Per the 2021 ESPP, shares may be newly issued shares, treasury shares or shares acquired on the open market. The Compensation Committee may elect to increase the total number of Shares available for purchase under the 2021 ESPP as of the first day of each Company fiscal year following the effective date of the 2021 ESPP in an amount equal to up to one percent (1%) of the shares issued and outstanding on the immediately preceding December 31; provided that the maximum number of shares that may be issued under the Plan in any event shall be 10,278,581 shares. As of the IPO, the Company has reserved 1,027,858 shares of common stock for issuance under the 2021 ESPP. As of December 31, 2024, no shares have been issued under this plan.
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
The Equity Alignment Agreement will renew every four years, subject to the delivery of a third-party valuation opinion. The renewal will be required to use the same issuance triggers, but the number of shares may be adjusted to be consistent with the valuation opinion. The total number of shares of Common Stock issuable to Novant Sub under the Equity Alignment Agreement and all renewals of the Equity Alignment Agreement will be subject to a total cap equal to 19.9% of the total number of shares of Common Stock outstanding as of the effective date of the Equity Alignment Agreement and as of the effective date of all renewals, whichever is lowest. No shares have been issued to Novant Sub under the Equity Alignment Agreement as of December 31, 2024. A member of the Board is a member of the board of trustees of Novant Health.
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

•Fair value of common stock - The Company uses the publicly quoted price as the fair value of the Company’s common stock.

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

The Company estimated the fair value of stock option grants using a Black-Scholes option pricing model with the following assumptions presented on a weighted-average basis (no stock options granted for the year ended December 31, 2024):

For the Year Ended December 31,
2022
Expected term in years	6.25 years
Expected stock price volatility	44.0%
Risk-Free interest rate	2.4%
Expected dividend yield	—%

The following table summarizes stock option activity under the PH Parent Option Plan and Plan:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2022	19,916,202	$5.90	9.36	$398,117
Granted	93,793	26.35
Exercised	(6,675,810)	2.01
Forfeited	(157,464)	19.42
Outstanding at December 31, 2022	13,176,721	$7.86	9.02	$197,695
Granted	—	—
Exercised	(3,104,257)	2.82
Forfeited	(251,710)	22.78
Outstanding at December 31, 2023	9,820,754	$9.06	7.90	$138,028
Granted	—	—
Exercised	(1,259,513)	2.08
Forfeited	(34,331)	24.50
Balance at December 31, 2024	8,526,910	$10.03	7.17	$93,074
Exercisable at December 31, 2024	7,482,450	$8.19	7.29	$93,074
RSU Activity
The following table summarizes the RSU activity under the Plan:

	Number of Shares	Grant Date Fair Value
Outstanding at January 1, 2022	984,901	$23.23
Granted	1,679,107	24.16
Vested	(175,300)	23.68
Forfeited	(84,044)	24.32
Unvested and outstanding at December 31, 2022	2,404,664	$23.81
Granted	1,161,301	27.50
Vested	(425,076)	24.11
Forfeited	(193,787)	24.43
Unvested and outstanding at December 31, 2023	2,947,102	$25.18
Granted	2,203,174	22.55
Vested	(815,637)	25.69
Forfeited	(192,364)	23.85
Unvested and outstanding at December 31, 2024	4,142,275	$23.73
PSU Activity
The following table summarizes the PSU activity under the Plan:

	Number of Shares	Grant Date Fair Value
Unvested and outstanding at January 1, 2023	—	$—
Granted(1)(2)	781,132	31.91
Vested	—	—
Forfeited	(5,103)	27.61
Unvested and outstanding at December 31, 2023	776,029	$31.94
Granted(3)	904,960	22.92
Vested	(15,735)	29.93
Forfeited	(27,573)	29.05
Unvested and outstanding at December 31, 2024	1,637,681	$27.02

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
(3) During the twelve months ended December 31, 2024, Privia awarded RSUs in the form of PSUs to certain executive officers and employees which vest after three years, subject to continued employment of the recipients and the achievement of certain performance metric targets. The Company has identified certain performance metrics associated with these awards and certain targets will be fully established at a future date. The Company has determined that the service inception date precedes the grant date for these awards as (a) the awards were authorized prior to establishing an accounting grant date, (b) the recipients began providing services prior to the grant date, and (c) there are performance conditions that, if not met by the accounting grant date, will result in the forfeiture of the awards. As the service inception date precedes the accounting grant date, the Company recognizes stock-based compensation expense over the requisite service period based on the fair value at each reporting date.
Stock-based compensation expense
Total stock-based compensation expense was approximately $56.7 million, $37.1 million and $67.4 million for the years ended December 31, 2024, 2023, 2022 respectively. At December 31, 2024, there was approximately $82.0 million of unrecognized stock-based compensation expense related to unvested options, RSUs and PSUs, net of forfeitures, that is expected to be recognized over a weighted-average period of 1.0 year. As of December 31, 2024, the total intrinsic value of options exercised and the total fair value of shares vested for the 2024 period was approximately $23.0 million and $17.9 million, respectively.
Stock-based compensation expense was classified in the consolidated statements of operations as follows:

	For the Years Ended December 31,
(Dollars in Thousands)	2024	2023	2022
Cost of platform	$18,781	$11,980	$13,758
Sales and marketing	4,097	2,475	2,711
General and administrative	33,802	22,643	50,890
Total stock-based compensation	$56,680	$37,098	$67,359
12. Employee Benefit Plans
The Company has a voluntary 401(k) savings plan that provides a 3.0% safe harbor contribution to all employees. In addition, a minimum profit-sharing contribution is required to satisfy year end plan testing. The profit-sharing contribution was approximately 1.5% in 2024, and1.4% in 2023 and 2022, respectively. The Company made contributions of approximately $5.6 million, $4.7 million and $4.1 million for the years ended December 31, 2024, 2023 and 2022, respectively, recorded within cost of platform, sales and marketing and general and administrative expenses in the accompanying consolidated statements of operations.
13. Commitments and Contingencies
There are no material commitments and contingencies as of December 31, 2024 and 2023.
14. Concentrations of Credit Risk
Our financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. While the Company’s cash and cash equivalents are managed by reputable financial institutions, the Company’s cash balances with the individual institutions may at times exceed the federally insured limits. At December 31, 2024, substantially all of the Company’s cash and cash equivalents were held at two financial institutions.
The following table provides the Company’s revenue concentrations with respect to major payers comprising 10% or more of the Company’s total revenues (n/a - indicates balance or activity that is less than 10%):

	For the Years Ended December 31,
(Dollars in Thousands)	2024	2023	2022
Payer A	26%	23%	25%
Payer B	17%	16%	18%
Payer C	15%	15%	n/a
Payer D	n/a	10%	n/a

The following table provides the Company’s concentrations of credit risk with respect to major payers comprising 10% or more of the Company’s receivables, net (n/a - indicates balance or activity that is less than 10%):

	For the Years Ended December 31,
(Dollars in Thousands)	2024	2023
Payer A	46%	44%
Payer B	19%	19%
Payer C	14%	13%
15. Net Income (Loss) Per Share
A reconciliation of net income (loss) available to common shareholders and the number of shares in the calculation of basic and diluted earnings (loss) income per share was calculated as follows:

	For the Years Ended December 31,
(in thousands, except for share and per share amounts)	2024	2023	2022
Net income (loss) attributable to Privia Health Group, Inc. common stockholders	$14,385	$23,079	$(8,585)
Weighted average common shares outstanding - basic	119,402,749	116,731,406	110,695,266
Weighted average common share outstanding - diluted	125,614,171	124,686,067	110,695,266
Earnings (loss) per share attributable to Privia Health Group, Inc. common stockholders – basic	$0.12	$0.20	$(0.08)
Earnings (loss) per share attributable to Privia Health Group, Inc. common stockholders – diluted	$0.11	$0.19	$(0.08)
The treasury stock method is used to consider the effect of the potentially dilutive stock options. The following weighted-average outstanding shares of potentially dilutive securities were excluded from computation of diluted loss per share attributable to common shareholders for the period presented because including them would have been antidilutive:

	For the Years Ended December 31,
	2024	2023	2022
Potentially dilutive stock options to purchase common stock, RSUs and PSUs	8,095,444	5,589,224	15,581,385
Total potentially dilutive shares	8,095,444	5,589,224	15,581,385
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
The Company defines its CODM as its Chief Executive Officer, who regularly reviews financial operating results on a consolidated basis for purposes of allocating resources and evaluating financial performance. Although the Company derives its revenues from a number of different geographic regions, the Company neither allocates resources based on the operating results from the individual regions, nor manages each individual region as a separate business unit. The Company’s CODM manages the operations on a consolidated basis to make decisions about overall corporate resource allocation and to assess overall corporate profitability. As of December 31, 2024 and 2023, all of the Company’s long-lived assets were located in the United States.
The CODM uses consolidated net income (loss) attributable to Privia Health Group, Inc. to evaluate financial performance and allocate resources. Consolidated net income (loss) attributable to Privia Health Group, Inc. for the periods ending December 31, 2024, 2023 and 2022 were $14.4 million, $23.1 million and $(8.6) million, respectively.