Form 10-Q
period 2025-03-31
Privia Health Group, Inc.
filed 2025-05-08
CIK 1759655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 2, 2025, the registrant had outstanding 121,919,510 shares of common stock.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include factors related to, among other things:
•the heavily regulated industry in which we operate, and any failure by us or our Medical Groups (defined herein) to comply with the extensive applicable healthcare laws and government regulations, which may change from time to time, could result in adverse financial impacts, require us to make significant changes to our operations or cause us to experience reputational harm;
•the complexity of the legal framework governing our relationships with Medical Groups, some of which we do not own, and Privia Providers (each, defined herein), and the impact of legal challenges or shifting interpretations of applicable laws which could require us to make significant changes to our operations and adversely affect our business;
•the execution of our growth strategy, which may not prove viable and we may not realize expected results;
•difficulties timely implementing our proprietary end-to-end, cloud-based technology solution (the “Privia Technology Solution”) for Privia Physicians (defined herein) and new Medical Groups;
•the high level of competition in our industry and any failure by us to effectively compete, including by innovating and evolving our service offerings;
•challenges in successfully establishing a presence in new geographic markets;
•the impact of failures by or service disruptions at key third-party vendors, such as our electronic medical record (“EMR”) vendor, athenahealth, Inc., which the Privia Technology Solution is integrated and built upon;
•potential decreases in reimbursement rates by governmental and third-party payers, changes to payment terms or challenges negotiating and retaining favorable contracts with private third-party payers, and changes impacting our patient population, such as insured individuals moving to health plans with greater coverage exclusions or restrictions or narrower networks and increases to the volume of uninsured or underinsured patients;
•the financial and operational impact of our compliance with various complex and changing federal and state privacy and security laws and regulations related to our use, disclosure, and other processing of personal information and protected health information, including the Health Insurance Portability and Accountability Act of 1996;
•the impact of actual and potential security threats, cybersecurity incidents or privacy or other forms of data breaches involving us, our vendors or other third parties;
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

Part I - Financial Information
ITEM 1. FINANCIAL STATEMENTS
Privia Health Group, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$469,331	$491,149
Accounts receivable	388,727	316,179
Prepaid expenses and other current assets	28,409	27,495
Total current assets	886,467	834,823
Non-current assets:
Property and equipment, net	1,014	1,242
Operating right-of-use asset	4,719	4,828
Intangible assets, net	108,134	109,807
Goodwill	141,615	141,615
Deferred tax asset	24,670	26,383
Other non-current assets	16,919	17,085
Total non-current assets	297,071	300,960
Total assets	$1,183,538	$1,135,783

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$68,136	$81,986
Provider liability	400,288	364,607
Operating lease liabilities, current	2,386	2,553
Total current liabilities	470,810	449,146
Non-current liabilities:
Operating lease liabilities, non-current	3,049	3,037
Other non-current liabilities	153	153
Total non-current liabilities	3,202	3,190
Total liabilities	474,012	452,336
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.01 par value, 1,000,000,000 and 1,000,000,000 shares authorized; 121,391,314 and 120,309,346 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	1,214	1,203
Additional paid-in capital	833,231	813,209
Accumulated deficit	(175,009)	(179,229)
Total Privia Health Group, Inc. stockholders’ equity	659,436	635,183
Non-controlling interest	50,090	48,264
Total stockholders’ equity	709,526	683,447
Total liabilities and stockholders’ equity	$1,183,538	$1,135,783
The accompanying notes are an integral part of these condensed consolidated financial statements.

Privia Health Group, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2025	2024

Revenue	$480,097	$415,243

Operating expenses:
Provider expense	374,809	320,336
Cost of platform	59,526	54,057
Sales and marketing	6,922	6,085
General and administrative	31,721	32,121
Depreciation and amortization	1,901	1,821
Total operating expenses	474,879	414,420
Operating income	5,218	823
Interest income, net	2,931	2,984
Income before provision for income taxes	8,149	3,807
Provision for income taxes	2,103	751
Net income	6,046	3,056
Less: Net income attributable to non-controlling interests	1,826	72
Net income attributable to Privia Health Group, Inc.	$4,220	$2,984
Net income per share attributable to Privia Health Group, Inc. stockholders – basic	$0.03	$0.03
Net income per share attributable to Privia Health Group, Inc. stockholders – diluted	$0.03	$0.02
Weighted average common shares outstanding – basic	120,623,670	118,505,320
Weighted average common shares outstanding – diluted	127,752,527	125,053,404
The accompanying notes are an integral part of these condensed consolidated financial statements.

Privia Health Group, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)

(in thousands except share amounts)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity attributable to Privia Health Group, Inc.	Non-controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2023	118,216,979	$1,182	$753,869	$(193,614)	$561,437	$45,952	$607,389
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	461,923	5	470	—	475	—	475
Stock-based compensation expense	—	—	11,904	—	11,904	—	11,904
Net income	—	—	—	2,984	2,984	72	3,056
Balance at March 31, 2024	118,678,902	$1,187	$766,243	$(190,630)	$576,800	$46,024	$622,824

Balance at December 31, 2024	120,309,346	$1,203	$813,209	$(179,229)	$635,183	$48,264	$683,447
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	1,081,968	11	2,232	—	2,243	—	2,243
Stock-based compensation expense	—	—	17,790	—	17,790	—	17,790
Net income	—	—	—	4,220	4,220	1,826	6,046
Balance at March 31, 2025	121,391,314	$1,214	$833,231	$(175,009)	$659,436	$50,090	$709,526

The accompanying notes are an integral part of these condensed consolidated financial statements.

Privia Health Group, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income	$6,046	$3,056
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	228	294
Amortization of intangibles	1,673	1,527
Stock-based compensation	17,790	11,904
Deferred tax expense	1,713	863
Changes in asset and liabilities:
Accounts receivable	(72,548)	(55,320)
Prepaid expenses and other current assets	(914)	(10,391)
Other non-current assets and right-of-use asset	275	(1,321)
Accounts payable and accrued expenses	(13,850)	(7,180)
Provider liability	35,681	24,208
Operating lease liabilities	(155)	(777)
Net cash used in operating activities	(24,061)	(33,137)
Cash from investing activities
Business acquisitions, net of cash acquired	—	(707)
Other	—	(5,006)
Net cash used in investing activities	—	(5,713)
Cash flows from financing activities
Proceeds from exercised stock options	2,243	475
Net cash provided by financing activities	2,243	475
Net decrease in cash and cash equivalents	(21,818)	(38,375)
Cash and cash equivalents at beginning of period	491,149	389,511
Cash and cash equivalents at end of period	$469,331	$351,136

Supplemental disclosure of cash flow information:
Interest paid	$—	$93
Income tax refunds received	$(313)	$(230)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Privia Health Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Organization and Summary of Significant Accounting Policies
Organization
Privia Health Group, Inc. (“Privia Health”, “Privia”, “we”, “our” or the “Company”) is a technology-driven, national physician-enablement company that collaborates with physician practices, health plans, and health systems to achieve the quadruple aim of better outcomes, lower costs, improved patient experience, and happier and more engaged providers. The Company seeks to accomplish the quadruple aim by entering markets and organizing existing physicians and non-physician clinicians into a unique practice model that combines the advantages of a partnership in a large regional medical group (each, a “Medical Group”) with significant provider autonomy for physicians (collectively, “Privia Physicians”) and non-physician clinicians (collectively “Privia Clinicians” and, together with the Privia Physicians, the “Privia Providers”) joining the Company’s Medical Groups. Privia Physicians join the Medical Groups in their geographic market as an owner of the Medical Group.
As of March 31, 2025, Privia operated in fifteen markets: 1) the Mid-Atlantic Region (states of Virginia, Maryland and the District of Columbia); 2) Georgia; 3) the Gulf Coast Region (Houston-San Antonio-Austin, Texas); 4) North Texas (Dallas/Fort Worth, Texas); 5) West Texas (Abilene, Texas); 6) Central Florida; 7) Tennessee; 8) California; 9) Montana; 10) Ohio; 11) North Carolina; 12) Connecticut; 13) Washington state; 14) South Carolina; and 15) Indiana.
The Company also provides management and administrative services through local management services organizations (each, an “MSO”) to the Medical Groups through a Management Services Agreement (“MSA”) in each market. The Company owns 100% of all MSOs, except four where the Company is at least the majority owner.
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
The results of operations for the three months ended March 31, 2025, are not indicative of the results to be expected for the full fiscal year ending December 31, 2025. The condensed consolidated balance sheet at December 31, 2024 was derived from audited annual financial statements but does not contain all disclosures required by GAAP. In the opinion of management, all adjustments (consisting of only normal and recurring adjustments) considered necessary for a fair statement have been included.
The Company described its significant accounting policies in Note 1 of the notes to consolidated financial statements for the year ended December 31, 2024 in the Annual Report on Form 10-K. During the three months ended March 31, 2025, there were no significant changes to those accounting policies and estimates.
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
The Company evaluated its relationship with (a) Non-Owned Medical Groups and their Affiliated Practices, (b) Friendly Medical Groups and their Affiliated Practices, and (c) Affiliated Practices associated with Owned Medical Groups to determine if any of these entities should be subject to consolidation. The Company does not have ownership interest in any Affiliated Practices (whether those of Owned Medical Groups, Non-Owned Medical Groups or Friendly Medical Groups); nor does the Company have an ownership in Non-Owned Medical Groups. The Physician Member Services Agreement (“PMSA”) and support services agreement (“SSA”) entered by Non-Owned Medical Groups and Friendly Medical Groups with their Privia Physician members and the Affiliated Practices are not contractual relationships within Privia’s legal structure. The only contractual relationship between Privia and Non-Owned Medical Groups is established through the MSA. For Friendly Medical Groups, in addition to the MSA, the Company has a contractual relationship, evidenced by a restriction agreement (each a “Restriction Agreement”) with licensed physicians holding a Privia leadership position (“Nominee Physicians”) and their respective Friendly Medical Groups. Management has determined, based on the provisions of the MSAs between the Company and Non-Owned Medical Groups, and after considering the requirements of Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“ASC 810”), the Company is not required to consolidate the financial position or results of operations of the Affiliated Practices associated with Owned Medical Groups; nor is it required to consolidate the financial position or results of operations of Non-Owned Medical Groups (and, therefore, the Company is not required to consolidate the Affiliated Practices of the Non-Owned Medical Groups). However, management has determined, based on the provisions of the Restriction Agreement on the Nominee Physician (“Friendly PC”), the governing documents of the Friendly Medical Groups, and after considering the requirements of ASC 810, that the Company should consolidate the financial position and results of operations of the Friendly Medical Groups and the Friendly PCs.
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
The characteristics of both (a) and (b) do not exist and as such the Non-Owned Medical Groups do not represent VIEs. Accordingly, the Company has not consolidated the financial position, results of operations or cash flows of the Non-Owned Medical Groups that are affiliated with the Company by means of a service agreement for the three months ended March 31, 2025 and 2024. Each time that it enters into a new service agreement or enters into a material amendment to an existing service agreement, the Company considers whether the terms of that agreement or amendment would change the elements it considers in accordance with the VIE guidance. The same analysis was performed for the Affiliated Practices of Owned Medical Groups, which have contractual relationships with Privia through the SSA, and the Company determined they do not represent VIEs as they do not meet the criteria in ASC 810 for similar reasons as those outlined above.
The Company, however, does meet the criteria for consolidation of the Nominee PCs and the Friendly Medical Groups based on the discussion above.
Privia Medical Group – West Texas, PLLC, (“PMG West Texas”) is a physician-owned Medical Group, with PMG West Texas Holdings, PLLC (“Friendly WTX PC”), a Texas professional limited liability company entirely owned by a Nominee Physician, owning majority membership interests and having governance and control rights via the governing documents of PMG West Texas. The Company has a contractual relationship with Friendly WTX PC through a Restriction Agreement. The VIE analysis was performed, and the Company determined that characteristic (b) exists as a result of meeting (ii) and (iv) and, as such, PMG West Texas and Friendly WTX PC do represent VIEs and are consolidated as they do meet the criteria in ASC 810.
Privia Medical Group Tennessee, PLLC (“PMG-TN”) is a physician-owned Medical Group, with PMG-TN Physicians, PLLC (“Friendly TN PC”), a Tennessee professional limited liability company entirely owned by a Nominee Physician, owning majority membership interests therein and having governance and control rights via the governing documents of PMG-TN. Again, the same analysis was performed, and the Company determined that characteristic (b) exists as a result of meeting (ii) and (iv) and, as such, PMG-TN and Friendly TN PC do represent VIEs as they do meet the criteria in ASC 810.
Privia Medical Group Washington, PLLC, (“PMG WA”) is a physician-owned Medical Group, with PMG Washington Holdings, PLLC (“Friendly WA PC”), a Washington professional limited liability company entirely owned by a Nominee Physician, owning majority membership interests and having governance and control rights via the governing documents of PMG WA. The Company has a contractual relationship with Friendly WA PC through a Restriction Agreement. The VIE analysis was performed, and the Company determined that characteristic (b) exists as a result of meeting (i), (ii) and (iv) and, as such, PMG WA and Friendly WA PC do represent VIEs and are consolidated as they do meet the criteria in ASC 810.
Privia Medical Group South Carolina, LLC, (“PMG SC”) is a physician-owned Medical Group, with PMG South Carolina Holdings, PLLC (“Friendly SC PC”), a South Carolina professional limited liability company entirely owned by a Nominee Physician, owning majority membership interests and having governance and control rights via the governing documents of PMG SC. The Company has a contractual relationship with Friendly SC PC through a Restriction Agreement. The VIE analysis was performed, and the Company determined that characteristic (b) exists as a result of meeting (i), (ii) and (iv) and, as such, PMG SC and Friendly SC PC represent VIEs and are consolidated as they meet the criteria in ASC 810.
Privia Medical Group Indiana, LLC, (“PMG IN”) is a physician-owned Medical Group, with PMG Holdings Indiana, LLC, (“Friendly IN PC”), an Indiana professional limited liability company entirely owned by a licensed physician with a leadership role in the

Company, owning majority membership interests and having governance and control rights via the governing documents of PMG IN. The Company has a contractual relationship with Friendly IN PC through a Restriction Agreement. The VIE analysis was performed, and the Company determined that characteristic (b) exists as a result of meeting (i), (ii) and (iv) and, as such, PMG IN and Friendly IN PC represent VIEs and are consolidated as they meet the criteria in ASC 810.
The aggregated carrying value of the Company’s VIE’s for both the current assets and liabilities included in the consolidated balance sheets after elimination of intercompany transactions were $13.1 million as of March 31, 2025 and $12.1 million as of December 31, 2024.
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
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued Accounting Standards Update No. 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures. The amendments require disclosure of incremental segment information on an annual and interim basis. The amendments also require companies with a single reportable segment to provide all disclosures required by this amendment and all existing segment disclosures in Accounting Standards Codification 280, Segment Reporting. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements or related disclosures.
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
In November 2024, the FASB issued Accounting Standards Update No. 2024-03, Disaggregation of Income Statement Expenses (“DISE”) and in January 2025, issued Accounting Standards Update No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure, which clarified the effective date of ASU 2024-03. The amendment requires disclosures about the nature of expenses included in the income statement, such as purchases of inventory, employee compensation and depreciation. The amendment is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is evaluating the impact of ASU 2024-03 on its financial statements and related disclosures.
2. Revenue Recognition
The following table presents our revenues disaggregated by source:

	For the Three Months Ended March 31,
(Dollars in Thousands)	2025	2024
FFS-patient care	$311,761	$274,823
FFS-administrative services	32,255	29,076
Capitated revenue	70,690	51,304
Shared savings	47,912	47,464
Care management fees (PMPM)	15,201	10,603
Other revenue	2,278	1,973
Total revenue	$480,097	$415,243

Fee-for-service (“FFS”) patient care is primarily generated from third-party payers with which the Company has established contractual billing arrangements. The following table presents the approximate percentages by source of net revenue received for healthcare services we provided for the periods indicated:

	For the Three Months Ended March 31,
	2025	2024
Commercial insurers	70%	70%
Government payers	14%	13%
Patient	16%	17%
	100%	100%
FFS-administrative services revenue is earned through the Company’s MSA with Non-Owned Medical Groups primarily based on a fixed percentage of net collections on patient care generated by those medical groups.
Value Based Care (“VBC”) revenue is primarily earned through contracts for Capitated revenue, Shared savings and Care management fees. Capitated revenue is generated through what is typically known as an “at-risk contract.” At-risk capitation refers to a model in which the Company receives a fixed monthly payment from the third-party payer in exchange for providing healthcare services to attributed beneficiaries. The Company is responsible for providing or paying for the cost of healthcare services required by those attributed beneficiaries for a set of services. Capitated revenue is recorded at the total amount gross in revenues because the Company is acting as a principal in arranging for, providing, and controlling the managed healthcare services provided to the Attributed Lives. Shared savings revenue and Care management fees (“PMPM”) are generated through contracts with large commercial payer organizations and the U.S. Federal Government.
Contract Asset
The Company has the following contract assets:

(Dollars in Thousands)	March 31, 2025	December 31, 2024
Balances for contracts with customers
Accounts receivable	$388,727	$316,179
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
3. Goodwill and Intangible Assets, Net
For the purposes of the goodwill impairment assessment, the Company as a whole is considered to be a reporting unit. The Company recognizes the excess of the purchase price, plus the fair value of any non-controlling interests in the acquiree, over the fair value of identifiable net assets acquired as goodwill. The Company performs a qualitative assessment on goodwill at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. If it is determined in the qualitative assessment that the fair value of a reporting unit is more likely than not below its carrying amount, then the Company will perform a quantitative impairment test. The quantitative goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. Any excess in the carrying value of a reporting unit’s goodwill over its fair value is recognized as an impairment loss, limited to the total amount of goodwill allocated to that reporting unit. The Company’s carrying value of goodwill at March 31, 2025 and December 31, 2024 was approximately $141.6 million for both periods. No indicators of impairment were identified during the three months ended March 31, 2025.

A summary of the Company’s intangible assets is as follows:

	March 31, 2025		December 31, 2024
(Dollars in thousands)	Intangible Assets	Accumulated Amortization	Intangible Assets	Accumulated Amortization
Trade names	$4,600	$2,434	$4,600	$2,377
Consumer customer relationships	3,100	2,765	3,100	2,758
Management service agreement	2,200	1,306	2,200	1,272
Physician network	10,902	1,128	10,902	916
Payer contracts	57,313	5,514	57,313	4,768
MSO service agreement	51,800	8,634	51,800	8,017
	129,915	$21,781	129,915	$20,108
Less accumulated amortization	(21,781)		(20,108)
Intangible assets, net	$108,134		$109,807
The remaining weighted average life of all amortizable intangible assets is approximately 16.5 years at March 31, 2025.
Amortization expense for intangible assets was approximately $1.7 million and $1.5 million for the three months ended March 31, 2025 and 2024, respectively.
Estimated amortization expense for the Company’s intangible assets for the following five years is as follows:

(Dollars in Thousands)
Remainder of 2025	$5,018
2026	6,691
2027	6,691
2028	6,691
2029	6,691
Thereafter	76,352
Total	$108,134
4. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

(Dollars in Thousands)	March 31, 2025	December 31, 2024
Accounts payable	$7,952	$9,755
Accrued employee compensation and benefits	7,446	5,999
Bonuses payable	5,198	20,421
Other accrued expenses	47,540	45,811
Total accounts payable and accrued expenses	$68,136	$81,986
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
Each period, the Company re-examines previously established provider liability estimates based on actual claim submissions and other changes in facts and circumstances. As more complete claims information becomes available, the Company adjusts its estimates and recognizes those changes in estimates in the period in which the change is identified. The difference between the estimated liability and the actual settlements of claims is recognized in the period in which the claims are settled. The Company’s provider liability balance represents management’s best estimate of its liability for unpaid provider expenses as of March 31, 2025 and 2024. The Company uses judgment to determine the appropriate assumptions for developing the required estimates.
The Company’s liabilities for unpaid medical claims under at-risk capitation arrangements, which are included in provider liability in the Company’s condensed consolidated balance sheets, were as follows:

	March 31,
(Dollars in Thousands)	2025	2024
Balance, beginning of period	$66,355	$67,138
Incurred health care costs
Current year	70,565	51,040
Prior years	(954)	600
Total claims incurred	$69,611	$51,640
Claims Paid
Current year	(10,273)	(2,072)
Prior years	(39,332)	(42,185)
Total claims paid	$(49,605)	$(44,257)
Balance, end of period	$86,361	$74,521
6. Debt
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
As of March 31, 2025, no amounts were outstanding under the Revolving Credit Facility.
Substantially all of the Company’s real and personal property serve as collateral under the above debt arrangements.
7. Income Taxes
The Company recorded a provision for income tax of $2.1 million and $0.8 million for the three months ended March 31, 2025 and 2024, respectively. This represents an effective tax rate of 25.8% and 19.7% as of March 31, 2025 and 2024, respectively. The effective tax rates for the three months ended March 31, 2025, and 2024, respectively, differ from the statutory U.S. federal income tax rate of 21% primarily due to 162(m) limitations, state income taxes, and excess tax benefits related to equity award vesting and exercise events.
Management considers both positive and negative evidence when evaluating the recoverability of our deferred tax assets (“DTAs”). The assessment is required to determine whether, based on all available evidence, it is more likely than not (i.e., greater than a 50% probability) that all or some portion of the DTAs will be realized in the future. As of March 31, 2025 and December 31, 2024, the weight of all available positive evidence was greater than the weight of all negative evidence, so a valuation allowance against the deferred tax asset was not recorded.
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
Prior to the Company’s initial public offering ("IPO”), the Company granted stock options pursuant to the PH Group Parent Corp. Stock Option Plan (the “PH Parent Option Plan”). The Company no longer issues grants under the PH Parent Option Plan and no shares of Common Stock are reserved for future issuance thereunder. On March 2, 2023, the Company entered into a strategic alignment agreement (the “Equity Alignment Agreement”) with ChoiceHealth, Inc. (“Novant Sub”), a subsidiary of Novant Health, Inc. (“Novant Health”). No shares have been issued to Novant Sub under the Equity Alignment Agreement as of March 31, 2025, no shares have been issued under this plan. A member of the Board is a member of the board of trustees of Novant Health.
Stock option activity
The following table summarizes stock option activity under the PH Parent Option Plan and the Plan:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2024	8,526,910	$10.03	7.17	$93,074
Granted	—	—
Exercised	(326,558)	—
Forfeited	(2,139)	—
Balance at March 31, 2025	8,198,213	$10.09	6.99	$103,867
Exercisable March 31, 2025	7,162,769	$8.19	7.12	$103,867
RSU Activity
The following table summarizes the RSU activity under the Plan:

	Number of Shares	Grant Date Fair Value
Unvested and outstanding at December 31, 2024	4,142,275	$23.73
Granted	2,016,308	25.00
Vested	(752,409)	23.20
Forfeited	(45,724)	24.10
Unvested and outstanding at March 31, 2025	5,360,450	$24.28
PSU Activity
The following table summarizes the PSU activity under the Plan:

	Number of Shares	Grant Date Fair Value
Unvested and outstanding at December 31, 2024	1,637,681	$27.02
Granted(1)	826,270	25.21
Vested	—	—
Forfeited	—	—
Unvested and outstanding at March 31, 2025	2,463,951	$26.41
(1) During the three months ended March 31, 2025, Privia awarded RSUs in the form of PSUs to certain executive officers and employees which vest after three years, subject to continued employment of the recipients and the achievement of certain performance metric targets. The Company has identified certain performance metrics associated with these awards and certain targets will be fully established at a future date. The Company has determined that the service inception date precedes the grant date for these awards as (a) the awards were authorized prior to establishing an accounting grant date, (b) the recipients began providing services prior to the grant date, and (c) there are performance conditions that, if not met by the accounting grant date, will result in the forfeiture of the awards. As the service inception date precedes the accounting grant date, the Company recognizes stock-based compensation expense over the requisite service period based on the fair value at each reporting date.

Stock-based compensation expense
Total stock-based compensation expense for the three months ended March 31, 2025 and 2024, was approximately $17.8 million and $11.9 million, respectively. At March 31, 2025, there was approximately $134.8 million of unrecognized stock-based compensation expense related to unvested options, RSUs and PSUs, net of forfeitures, that is expected to be recognized over a weighted-average period of 1.1 years.
Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows:

	For the Three Months Ended March 31,
(Dollars in Thousands)	2025	2024
Cost of platform	$5,971	$3,887
Sales and marketing	1,203	770
General and administrative	10,616	7,247
Total stock-based compensation	$17,790	$11,904
9. Commitments and Contingencies
There are no material commitments and contingencies as of March 31, 2025 and December 31, 2024.
10. Concentration of Credit and Revenue Risk
Our financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. While our cash and cash equivalents are managed by reputable financial institutions, the Company’s cash balances with the individual institutions may at times exceed the federally insured limits. At March 31, 2025, substantially all of the Company’s cash and cash equivalents were held at two financial institutions.
The following table provides the Company’s revenue concentrations with respect to major payers as a percentage of the Company’s total revenues:

	For the Three Months Ended March 31,
(Dollars in Thousands)	2025	2024
Payer A	27%	26%
Payer B	17%	17%
Payer C	15%	15%
The following table provides the Company’s concentrations of credit risk with respect to major payers comprising 10% or more of the Company’s receivables, net:

	For the Three Months Ended March 31,
(Dollars in Thousands)	2025	2024
Payer A	48%	48%
Payer B	20%	17%
Payer C	13%	12%
11. Net Income Per Share
A reconciliation of net income available to common stockholders and the number of shares in the calculation of basic and diluted earnings per share was calculated as follows:

	For the Three Months Ended March 31,
(in thousands, except for share and per share amounts)	2025	2024
Net income attributable to Privia Health Group, Inc. common stockholders	$4,220	$2,984
Weighted average common shares outstanding - basic	120,623,670	118,505,320
Weighted average common share outstanding - diluted	127,752,527	125,053,404
Earnings per share attributable to Privia Health Group, Inc. common stockholders – basic	$0.03	$0.03
Earnings per share attributable to Privia Health Group, Inc. common stockholders – diluted	$0.03	$0.02

The treasury stock method is used to consider the effect of the potentially dilutive stock options. The following outstanding shares of potentially dilutive securities were excluded from computation of diluted loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2025	2024
Potentially dilutive stock options to purchase common stock, RSUs and PSUs	8,893,757	9,387,860
Total potentially dilutive shares	8,893,757	9,387,860
12. Segment Financial Information
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
The Company defines its CODM as its Chief Executive Officer, who regularly reviews financial operating results on a consolidated basis for purposes of allocating resources and evaluating financial performance. Although the Company derives its revenues from a number of different geographic regions, the Company neither allocates resources based on the operating results from the individual regions, nor manages each individual region as a separate business unit. The Company’s CODM manages the operations on a consolidated basis to make decisions about overall corporate resource allocation and to assess overall corporate profitability. As of March 31, 2025 and December 31, 2024, all of the Company’s long-lived assets were located in the United States.
The CODM uses consolidated net income attributable to Privia Health Group, Inc. to evaluate financial performance and allocate resources. Consolidated net income attributable to Privia Health Group, Inc. for the periods ending March 31, 2025 and 2024 were $4.2 million and $3.0 million, respectively.
13. Subsequent Events
In April 2025, the Company announced that it had entered the state of Arizona in partnership with a multi-specialty practice. In connection with the transaction, the Company paid approximately $95 million in cash at closing. Supplemental pro forma information and the preliminary purchase price allocation have not been provided as estimates of the fair value of the assets acquired and liabilities assumed have not been completed.

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
We provide management and administrative services to the Medical Groups through a local MSO, which provides Medical Groups with access to VBC opportunities either directly or through Privia-owned Accountable Care Organizations (“ACOs”). We have national committees that distribute quality guidance, and we employ Chief Medical Officers who provide clinical oversight and direction over the clinical affairs of the Owned Medical Groups. Additionally, we hold the provider contracts, maintain the patient records, set reimbursement rates, and negotiate payer contracts on behalf of the Owned Medical Groups.
In some instances, we also move into and expand in new and existing markets through our Privia Care Partners model, which offers an affiliation model to providers who are looking solely for VBC solutions. For those practices, we furnish population health services, reporting and analytics, along with certain management.
GAAP Financial Measures
•    Revenue was $480.1 million and $415.2 million for the three months ended March 31, 2025 and 2024, respectively;
•    Gross profit was $103.6 million and $93.4 million for the three months ended March 31, 2025 and 2024, respectively;
•    Operating income was $5.2 million and $0.8 million for the three months ended March 31, 2025 and 2024, respectively; and
•    Net income attributable to Privia Health Group, Inc. was $4.2 million and $3.0 million, for the three months ended March 31, 2025 and 2024, respectively.
Key Metrics and Non-GAAP Financial Measures
•    Practice Collections were $798.6 million and $707.7 million for the three months ended March 31, 2025 and 2024, respectively;
•    Care Margin was $105.3 million and $94.9 million for the three months ended March 31, 2025 and 2024, respectively;
•    Platform Contribution was $51.7 million and $44.7 million for the three months ended March 31, 2025 and 2024, respectively; and
•    Adjusted EBITDA was $26.9 million and $19.9 million for the three months ended March 31, 2025 and 2024, respectively.
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
FFS Revenue
We generate FFS-patient care revenue when we collect reimbursements for FFS medical services provided by Privia Providers. Our agreements with our providers have a multi-year term length and we have historically experienced a 96% provider retention rate, both of which lead to a highly predictable and recurring revenue model. Our FFS contracts with payer partners typically contain annual rate inflators and enhanced commercial FFS rates given our scale in each of our markets. As a result of receiving these rate inflators and enhancements, if we continue to be successful in expanding our provider base, we expect revenue will grow year-over-year in absolute dollars. In addition, in our FFS-patient care revenue, we include collections generated from ancillary services such as clinical laboratory, imaging and pharmacy operations. We also generate FFS-administrative services revenue by providing administration and management services to medical groups which are not owned or consolidated by us. FFS-patient care revenue represented 64.9% and 66.2% of total revenue for the three months ended March 31, 2025 and 2024, respectively. FFS-administrative services revenue represented 6.7% and 7.0% of total revenue for the three months ended March 31, 2025 and 2024, respectively.
VBC Revenue
Over time, we create incremental value for our provider partners by enabling them to succeed in VBC arrangements. We generate VBC revenue when our providers are reimbursed through traditional FFS Medicare, MSSP, Medicare Advantage, commercial payers and other existing and emerging direct payer and employer contracting programs. Given recent regulatory and utilization headwinds in Medicare Advantage, during the first quarter of 2024, the Company renegotiated certain capitation agreements for more favorable contract structures. The revenue is primarily collected in the form of (i) Capitated revenue earned by providing healthcare services to Medicare Advantage attributed beneficiaries for a defined group of services including professional, institutional and pharmacy through a contract that is typically known as an “at-risk contract,” (ii) Shared savings earned based on improved quality and lower cost of care for our attributed lives in VBC incentive arrangements and (iii) Care management fees to cover costs of services typically not reimbursed under traditional FFS payment models, including population management, care coordination, advanced technology and analytics. VBC revenue represented 27.9% and 26.3% of total revenue for the three months ended March 31, 2025 and 2024, respectively.
Other Revenue
The remainder of our revenue is derived from leveraging our existing base of providers and patients to deliver value-oriented services such as virtual visits, virtual scribes and coding. Other revenue represented 0.5% of total revenue for both the three months ended March 31, 2025 and 2024, respectively.
Key Factors Affecting Our Performance
Addition of New Providers
Our ability to increase our provider base will enable us to deliver financial growth as our providers generate both our FFS and VBC revenue. Our existing provider relationships and market share provides us with significant opportunity to grow in both existing and new geographies, and we believe the number of providers joining Privia is a key indicator of the market’s recognition of the attractiveness of our platform to our providers, patients and payers. We intend to increase our provider base in existing and new markets by adding new practices and assisting our existing practices with recruiting new providers, using our in-market and national sales and marketing teams. As we add providers to our platform (the “Privia Platform”), we expect them to contribute incremental economics as we leverage our existing brand and infrastructure, both at the corporate and in-market levels.
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
In November 2024, the Company announced it had entered into the Indiana market through the acquisition of an independent group practice, renamed Privia Medical Group Indiana, LLC (“PMG IN”).
In April 2025, the Company announced it had entered the state of Arizona in partnership with a multi-specialty practice.
Provider Satisfaction and Retention
Privia Providers have high satisfaction with their overall performance on our platform, and we strive to continuously improve provider well-being and patient satisfaction. Our percentage of collections model combined with high patient and provider satisfaction results in greater than 90% Practice Collections predictability on a rolling twelve month forward basis. We believe these metrics demonstrate the stability of our provider base and the appeal to prospective providers and patients of our platform.
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
At the beginning of 2025, the total number of Privia-owned ACOs was nine, serving beneficiaries across the District of Columbia and eleven states, including California, Connecticut, Florida, Georgia, Maryland, Montana, North Carolina, Tennessee, Texas, Virginia, and Washington state.
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
We launched Privia Care Partners on January 1, 2022 to offer a more flexible affiliation model for providers who do not desire to join one of our Medical Groups. This model aggregates providers in certain of our existing markets as well as new markets who are looking solely for VBC solutions without the necessity of changing EMR providers. We furnish population health services, reporting and analytics to such providers along with a menu of management services from which providers may choose. We continue to have Privia Care Partners’ providers transitioning to our Privia Medical Group model, which demonstrates the flexibility of our operating model and technology platform, as well as the ability to support physicians wherever they are in their transition value-based care.
Key Metrics and Non-GAAP Financial Measures
We review a number of operating and financial metrics, including the following key metrics and non-GAAP financial measures, to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plans, and make strategic decisions.
Key Metrics

	For the Three Months Ended March 31,
	2025	2024
Implemented Providers (as of end of period)	4,871	4,359
Attributed Lives (in thousands) (as of end of period)	1,270	1,143
Practice Collections (1) ($ in millions)	$798.6	$707.7
(1) We define Practice Collections as the total collections from all practices in all markets and all sources of reimbursement (FFS, VBC and other) that we receive for delivering care and providing our platform and associated services. Practice Collections differ from revenue by including collections from Non-Owned Medical Groups.
Implemented Providers
We define Implemented Providers as the total of all service professionals on Privia Health’s platform at the end of a given period who are credentialed by Privia Health and bill for medical services, in both Owned and Non-Owned Medical Groups during that period. This includes, but is not limited to, physicians, physician assistants, and nurse practitioners. We believe that growth in the number of Implemented Providers is a key indicator of the performance of our business and expected revenue growth. This growth depends, in part, on our ability to successfully add new practices in existing markets and expand into new markets. The number of Implemented Providers increased 11.7% as of March 31, 2025 compared to March 31, 2024, due to organic growth in our healthcare delivery business as well as our entrance into the Indiana market.
Attributed Lives
We define Attributed Lives as any patient that a payer deems attributed to Privia to deliver care as part of a VBC arrangement through a provider of primary care services as of the end of a particular period. The number of Attributed Lives is an important measure that impacts the amount of VBC revenue we receive. Attributed Lives increased 11.1% as of March 31, 2025 compared to March 31, 2024, due to our entrance into the Indiana market, as well as organic growth.
Practice Collections
We define Practice Collections as the total collections from all practices in all markets and all sources of reimbursement (FFS, VBC and other) that we receive for delivering care and providing our platform and associated services. Practice Collections differ from revenue by adding collections from Non-Owned Medical Groups. FFS arrangements accounted for 82.4% and 83.6% of our practice collections for the three months ended March 31, 2025 and 2024, respectively. VBC accounted for 17.4% and 16.2% of practice collections for the three months ended March 31, 2025 and 2024, respectively.
Practice Collections increased 12.8% for the three months ended March 31, 2025 when compared to the same period in 2024, mainly due to organic growth of our healthcare delivery business and our entrance into the Indiana market.
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

	For the Three Months Ended March 31,
(amounts in thousands, except for percentages)	2025	2024
Care Margin (1) ($)	$105,288	$94,907
Platform Contribution (1) ($)	$51,733	$44,737
Platform Contribution Margin (1) (%)	49.1%	47.1%
Adjusted EBITDA (1) ($)	$26,915	$19,922
Adjusted EBITDA Margin (1) (%)	25.6%	21.0%
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

Care Margin
We define Care Margin as Gross Profit excluding amortization of intangible assets. Gross Profit is defined as total revenue less provider expenses and amortization of intangible assets. Our Care Margin generated from FFS revenue is contractual and recurring in nature, and primarily based on an individually negotiated percentage of collections for each practice that joins Privia. Our Care Margin generated from VBC revenue is based on a percentage of care management fees and shared savings collected. We view Care Margin as all of the dollars available for us to manage our business, including providing administrative support to our practices, investing in sales and marketing to attract new providers to the Privia Platform, and supporting the organization through our corporate infrastructure. We expect Care Margin will grow year-over-year in absolute dollars as we continue to expand our provider base. We would also expect our care management and shared savings economics in our VBC arrangements to improve on a per patient basis as we manage towards lower total cost of care for our Attributed Lives and move towards higher risk/higher reward VBC arrangements over time. Care Margin increased 10.9% for the three months ended March 31, 2025 when compared to the same period in 2024 due to organic growth of our medical practice business. As a percentage of revenue, Care Margin decreased to 21.9% for the three months ended March 31, 2025 from 22.9% for the same period in 2024. We continue to make strategic investments to provide better service to both our patients and physicians at a pace slower than the increase in revenue.
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
The following table provides a reconciliation of gross profit, the most closely comparable GAAP financial measure, to Care Margin:

	For the Three Months Ended March 31,
(unaudited and amounts in thousands)	2025	2024
Revenue	$480,097	$415,243
Provider expense	(374,809)	(320,336)
Amortization of intangible assets	(1,673)	(1,527)
Gross Profit	$103,615	$93,380
Amortization of intangibles assets	1,673	1,527
Care margin	$105,288	$94,907
Platform Contribution
We define Platform Contribution as Gross Profit, excluding amortization of intangible assets, less Cost of platform and excluding stock-based compensation expense included in Cost of platform. The following table provides a reconciliation of gross profit, the most closely comparable GAAP financial measure, to Platform Contribution. We consider Platform Contribution to be an important measure to monitor our performance, specific to pricing of our services, direct costs of delivering care, and cost of our platform and associated services. As a provider spends a longer time on the Privia Platform, we expect the Platform Contribution from that provider to increase both in terms of absolute dollars as well as a percent of Care Margin. We expect that this increase will be driven by improving per provider revenue economics over time as well as our ability to generate operating leverage on our in-market infrastructure costs. Platform Contribution increased 15.6% for the three months ended March 31, 2025 when compared to the same period in 2024 due to organic growth of our medical practice business and new market entry.
The following table provides a reconciliation of gross profit, the most closely comparable GAAP financial measure, to Platform Contribution:

	For the Three Months Ended March 31,
(unaudited and amounts in thousands)	2025	2024
Revenue	$480,097	$415,243
Provider expense	(374,809)	(320,336)
Amortization of intangibles assets	(1,673)	(1,527)
Gross Profit	$103,615	$93,380
Amortization of intangibles assets	1,673	1,527
Cost of platform	(59,526)	(54,057)
Stock-based compensation(1)	5,971	3,887
Platform Contribution	$51,733	$44,737
(1) Amount represents stock-based compensation expense included in Cost of Platform.
Platform Contribution Margin
We define Platform Contribution Margin as Platform Contribution as a percentage of Care Margin. We consider Platform Contribution Margin to be an important measure to monitor our performance, specific to pricing of our services, direct costs of delivering care, and cost of our platform and associated services. As a provider spends a longer time on the Privia Platform, we expect the Platform Contribution from that provider to increase both in terms of absolute dollars as well as a percent of Care Margin. We expect that this increase will be driven by improving per provider revenue economics over time as well as our ability to generate operating leverage on our in-market infrastructure costs. Platform Contribution Margin was 49.1% for three months ended March 31, 2025 compared to 47.1% during the same period in 2024. We continue to make strategic investments to provide better service to both our patients and physicians at a pace slower than the increase in revenue.
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
Adjusted EBITDA
We define Adjusted EBITDA as net income excluding interest income, interest expense, non-controlling expense / income, depreciation and amortization, stock-based compensation, severance, other one time or non-recurring expenses, employer taxes on equity vesting/exercises and the provision for income taxes. We include Adjusted EBITDA because it is an important measure by which our management assesses and believes investors should assess our operating performance. We consider Adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis. Adjusted EBITDA has limitations as an analytical tool including: (i) Adjusted EBITDA does not reflect the impact of stock-based compensation expense, and (ii) Adjusted EBITDA does not reflect interest expense on our debt or the cash requirements necessary to service interest or principal payments. Adjusted EBITDA increased 35.1% for the three months ended March 31, 2025, when compared to the same period in 2024 due to organic growth of our medical practice business, growth in Attributed Lives, and growth in our value based care business.
Adjusted EBITDA Margin
We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of Care Margin. We included Adjusted EBITDA Margin because it is an important measure by which our management assesses and believes investors should assess our operating performance. We consider Adjusted EBITDA Margin to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis. Adjusted EBITDA Margin was 25.6% for three months ended March 31, 2025 an increase from 21.0% for the same period in 2024 due to organic growth of our medical practice business and growth in our value based care business.

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
The following table provides a reconciliation of net income attributable to the Company, the most closely comparable GAAP financial measure, to Adjusted EBITDA:

	For the Three Months Ended March 31,
(unaudited and amounts in thousands)	2025	2024

Net income	$4,220	$2,984
Net income attributable to non-controlling interests	1,826	72
Provision for income taxes	2,103	751
Interest income, net	(2,931)	(2,984)
Depreciation and amortization	1,901	1,821
Stock-based compensation	17,790	11,904
Other expenses(1)	2,006	5,374
Adjusted EBITDA	$26,915	$19,922

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

Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024	Change ($)	Change (%)
(in thousands)
Revenue	$480,097	$415,243	$64,854	15.6%
Operating expenses:
Provider expense	374,809	320,336	54,473	17.0%
Cost of platform	59,526	54,057	5,469	10.1%
Sales and marketing	6,922	6,085	837	13.8%
General and administrative	31,721	32,121	(400)	(1.2)%
Depreciation and amortization	1,901	1,821	80	4.4%
Total operating expenses	474,879	414,420	60,459	14.6%
Operating income	5,218	823	4,395	534.0%
Interest income, net	2,931	2,984	(53)	(1.8)%
Income before provision for income taxes	8,149	3,807	4,342	114.1%
Provision for income taxes	2,103	751	1,352	180.0%
Net income	6,046	3,056	2,990	97.8%
Less: Net income attributable to non-controlling interests	1,826	72	1,754	2436.1%
Net income attributable to Privia Health Group, Inc.	$4,220	$2,984	$1,236	41.4%
Revenue
The following table presents our revenues disaggregated by source:

	For the Three Months Ended March 31,
(Dollars in Thousands)	2025	2024	Change ($)	Change (%)
FFS-patient care	$311,761	$274,823	$36,938	13.4%
FFS-administrative services	32,255	29,076	3,179	10.9%
Capitated revenue	70,690	51,304	19,386	37.8%
Shared savings	47,912	47,464	448	0.9%
Care management fees (PMPM)	15,201	10,603	4,598	43.4%
Other Revenue	2,278	1,973	305	15.5%
Total Revenue	$480,097	$415,243	$64,854	15.6%
Three months ended March 31, 2025 and 2024
Revenue was $480.1 million for the three months ended March 31, 2025, an increase from $415.2 million for the three months ended March 31, 2024. Key drivers of this revenue growth include: FFS–patient care revenue and FFS-administrative services, which increased $36.9 million and $3.2 million, primarily attributable to the addition of new providers and increase in visit volume; an increase in capitated revenue of $19.4 million due to an increase in Attributed Lives related to capitated arrangements; an increase in PMPM revenue of $4.6 million primarily due to increased Attributed Lives; and an increase in shared savings revenue of $0.4 million during the three months ended March 31, 2025 primarily due to timing of certain shared savings accruals and settlements, an increase in Attributed Lives in Medicare programs and continued strong performance in our value based care programs in the aggregate.

Operating Expenses

	For the Three Months Ended March 31,
(Dollars in Thousands)	2025	2024	Change ($)	Change (%)
Operating Expenses:
Provider expense	$374,809	$320,336	$54,473	17.0%
Cost of platform	59,526	54,057	5,469	10.1%
Sales and marketing	6,922	6,085	837	13.8%
General and administrative	31,721	32,121	(400)	(1.2)%
Depreciation and amortization expense	1,901	1,821	80	4.4%
Total operating expenses	$474,879	$414,420	$60,459	14.6%
Provider expenses
Provider expenses were $374.8 million for the three months ended March 31, 2025 compared to $320.3 million for the same period in 2024. The increase was driven primarily by higher FFS-patient care revenue and growth in Implemented Providers during the first quarter of 2025.
Cost of platform
Cost of platform expenses were $59.5 million for the three months ended March 31, 2025 compared to $54.1 million for the same period in 2024. The increase was driven by an increase in stock-based compensation expense of $2.1 million, primarily related to an increase in stock-based awards granted in 2025 compared to 2024, and an increase in salaries and benefits of $1.5 million related to continued growth during the three months ended March 31, 2025 compared the same period in 2024.
Sales and marketing
Sales and marketing expenses were $6.9 million for the three months ended March 31, 2025 compared to $6.1 million for the same period in 2024. The increase was primarily driven by an increase in salaries and benefits of $0.7 million during the three months ended March 31, 2025 compared to the same period in 2024.
General and administrative
General and administrative expenses were $31.7 million for the three months ended March 31, 2025 compared to $32.1 million for the same period in 2024. The decrease was driven by the decrease of non-recurring expenses of $4.7 million partially offset by an increase of $3.4 million in stock-based compensation expense, which is primarily attributed an increase in stock-based awards granted in 2025 compared to 2024 and an increase in salaries and benefits of $1.0 million.
Depreciation and amortization expense
Depreciation and amortization expenses were $1.9 million for the three months ended March 31, 2025 compared to $1.8 million for the same period in 2024. This increase was primarily driven by amortization of intangible assets related to an acquisition in 2024.
Interest income, net
Interest income was $2.9 million for the three months ended March 31, 2025 compared to $3.0 million for the same period in 2024. Interest income is primarily based on the cash balance held in interest bearing accounts.
Provision for income taxes
The provision for income taxes was $2.1 million for the three months ended March 31, 2025, compared to the provision for income taxes of $0.8 million for the same period in 2024. The change was primarily attributable to reduced tax benefits stemming from share-based compensation related to stock option exercises and restricted stock unit vesting events.
Net income attributable to non-controlling interests
Net income attributable to non-controlling interests was $1.8 million for the three months ended March 31, 2025 compared to $0.1 million during the same period in 2024. The change is primarily related to the continued growth in new markets entered.

Liquidity and Capital Resources
General
To date, we have financed our operations principally through sale of our equity, payments received from various payers and through borrowings under the prior Credit Agreement. As of March 31, 2025, we had cash and cash equivalents of $469.3 million. Our cash and cash equivalents primarily consist of highly liquid investments in money market funds and cash.
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
Indebtedness
See Note 6 “Debt” for discussion on our Credit Facilities.
Cash Flows
Our cash requirements within the next twelve months include provider liabilities, accounts payable and accrued liabilities, and purchase commitments and other obligations. We expect the cash required to meet these obligations to be primarily generated through cash flows from operations and our available cash. Based on current and anticipated levels of operations, we anticipate that net cash provided by operating activities, together with the available cash on hand at March 31, 2025, should be adequate to meet anticipated cash requirements for the short term (next 12 months) and long term (beyond 12 months).
The following table presents a summary of our condensed consolidated cash flows from operating, investing and financing activities for the periods indicated.

	For the Three Months Ended March 31,
	2025	2024
(in thousands)
Condensed Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(24,061)	$(33,137)
Net cash used in investing activities	—	(5,713)
Net cash provided by financing activities	2,243	475
Net decrease in cash and cash equivalents	$(21,818)	$(38,375)
Operating Activities
Net cash used in operating activities was $24.1 million for the three months ended March 31, 2025, a decrease from $33.1 million for the same period in 2024. Significant changes impacting net cash used in operating activities for the three months ended March 31, 2025 compared to the same period in 2024 were as follows:
•An increase in net income of $2.9 million compared to the same period in 2024. Net income was $6.0 million for the three months ended March 31, 2025 compared to income of $3.1 million for the same period in 2024.
•An increase of $(73.4) million in accounts receivable and prepaid and other current assets, for the three months ended March 31, 2025 compared to the same period in 2024 of $(65.7) million, a difference of $(7.7) million. The change is primarily due to an increase in FFS and VBC revenue and timing of payments.
•An increase of $35.7 million in provider liability for the three months ended March 31, 2025 compared to an increase of $24.2 million during the same period in 2024, a difference of $11.5 million. The increase is primarily due to an increase in Implemented Providers and an increase in provider expenses related to the increase in FFS and VBC revenue.

Investing Activities
Net cash used in investing activities was de minimis for the three months ended March 31, 2025 compared to $5.7 million during the same period in 2024, primarily due to business acquisitions and other investing activities during the first quarter of 2024.
Financing Activities
Net cash provided by financing activities was $2.2 million for the three months ended March 31, 2025, an increase from net cash provided of $0.5 million for financing activities for the same period in 2024. The increase is primarily due to an increase in proceeds from stock options exercised during the three months ended March 31, 2025.
Contractual Obligations, Commitments and Contingencies
Operating Leases. The Company leases office space under various operating lease agreements. The initial terms of these leases range from 2 to 9 years and generally provide for periodic rent increases, renewal, and termination operations. Total rent expense under operating leases was $0.7 million for both the three months ended March 31, 2025 and 2024.
Off Balance Sheet Obligations. We do not have any off-balance sheet arrangements as of March 31, 2025.
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
Interest Rate Risk
Our primary market risk exposure is changing prime rate-based interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. Our Credit Agreement bears interest at a base rate plus applicable margin, with the base rate being the higher of the Prime Rate or the Federal Funds Rate plus 0.50%. In no event will the base rate be less than 1.0%. As of March 31, 2025, the Company had no outstanding debt under the Credit Agreement.
Inflation Risk
Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2025.
Changes to our Internal Controls over Financial Reporting
There were no changes made to the Company’s internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULT UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the first quarter of 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6.    EXHIBITS

Exhibit Number	Description

10.1
Employment Agreement fifth amendment between Privia Health Group, Inc. and Parth Mehrotra dated March 3, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 7, 2025).

10.2	Employment Agreement second amendment between Privia Health Group, Inc. and David Mountcastle dated March 3, 2025

10.3	Employment Agreement first amendment between Privia Health Group, Inc. and Edward Fargis dated March 3, 2025

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, filed herewith.

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Schema **

101.CAL	XBRL Taxonomy Definition **

101.DEF	XBRL Taxonomy Calculation **

101.LAB	XBRL Taxonomy Labels **

101.PRE	XBRL Taxonomy Presentation **

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)**
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

Privia Health Group, Inc.

Dated:	May 08, 2025	/s/ David Mountcastle
Name: David Mountcastle
Title: Executive Vice President, Chief Financial Officer and Authorized Officer