Form 10-Q
period 2025-06-30
Privia Health Group, Inc.
filed 2025-08-07
CIK 1759655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2025, the registrant had outstanding 122,729,925 shares of common stock.

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
•difficulties with timely implementing our proprietary end-to-end, cloud-based technology solution (the “Privia Technology Solution”) for Privia Physicians (defined herein) and new Medical Groups;
•the high level of competition in our industry and any failure by us to effectively compete, including by innovating and evolving our service offerings;
•challenges in successfully establishing a presence in new geographic markets;
•the impact of failures by or service disruptions at key third-party vendors, such as our primary electronic medical record (“EMR”) vendor, athenahealth, Inc., which the Privia Technology Solution is integrated and built upon;
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

Part I - Financial Information
ITEM 1. FINANCIAL STATEMENTS
Privia Health Group, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$390,127	$491,149
Accounts receivable	443,994	316,179
Prepaid expenses and other current assets	48,839	27,495
Total current assets	882,960	834,823
Non-current assets:
Property and equipment, net	827	1,242
Operating right-of-use asset	6,038	4,828
Intangible assets, net	170,140	109,807
Goodwill	172,215	141,615
Deferred tax asset	23,712	26,383
Other non-current assets	16,650	17,085
Total non-current assets	389,582	300,960
Total assets	$1,272,542	$1,135,783

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$74,299	$81,986
Provider liability	458,053	364,607
Operating lease liabilities, current	2,502	2,553
Total current liabilities	534,854	449,146
Non-current liabilities:
Operating lease liabilities, non-current	4,142	3,037
Other non-current liabilities	—	153
Total non-current liabilities	4,142	3,190
Total liabilities	538,996	452,336
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.01 par value, 1,000,000,000 and 1,000,000,000 shares authorized; 122,673,254 and 120,309,346 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	1,227	1,203
Additional paid-in capital	853,950	813,209
Accumulated deficit	(172,322)	(179,229)
Total Privia Health Group, Inc. stockholders’ equity	682,855	635,183
Non-controlling interest	50,691	48,264
Total stockholders’ equity	733,546	683,447
Total liabilities and stockholders’ equity	$1,272,542	$1,135,783
The accompanying notes are an integral part of these condensed consolidated financial statements.

Privia Health Group, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Revenue	$521,153	$422,326	$1,001,250	$837,569

Operating expenses:
Provider expense	405,992	322,536	780,801	642,872
Cost of platform	64,918	57,106	124,444	111,163
Sales and marketing	6,805	6,852	13,727	12,937
General and administrative	37,519	28,916	69,240	61,037
Depreciation and amortization	2,583	1,818	4,484	3,639
Total operating expenses	517,817	417,228	992,696	831,648
Operating income	3,336	5,098	8,554	5,921
Interest income, net	2,408	2,966	5,339	5,950
Income before provision for income taxes	5,744	8,064	13,893	11,871
Provision for income taxes	2,456	3,421	4,559	4,172
Net income	3,288	4,643	9,334	7,699
Less: Net income attributable to non-controlling interests	601	1,176	2,427	1,248
Net income attributable to Privia Health Group, Inc.	$2,687	$3,467	$6,907	$6,451
Net income per share attributable to Privia Health Group, Inc. stockholders – basic	$0.02	$0.03	$0.06	$0.05
Net income per share attributable to Privia Health Group, Inc. stockholders – diluted	$0.02	$0.03	$0.05	$0.05
Weighted average common shares outstanding – basic	122,132,245	119,301,350	121,370,949	118,902,095
Weighted average common shares outstanding – diluted	128,447,069	125,317,908	128,149,252	125,315,681
The accompanying notes are an integral part of these condensed consolidated financial statements.

Privia Health Group, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)

(in thousands except share amounts)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity attributable to Privia Health Group, Inc.	Non-controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2023	118,216,979	$1,182	$753,869	$(193,614)	$561,437	$45,952	$607,389
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	461,923	5	470	—	475	—	475
Stock-based compensation expense	—	—	11,904	—	11,904	—	11,904
Net income	—	—	—	2,984	2,984	72	3,056
Balance at March 31, 2024	118,678,902	1,187	766,243	(190,630)	576,800	46,024	622,824
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	800,232	7	742	—	749	—	749
Stock-based compensation expense	—	—	14,391	—	14,391	—	14,391
Contributed non-controlling interest	—	—	—	—	—	1,000	1,000
Net income	—	—	—	3,467	3,467	1,176	4,643
Balance at June 30, 2024	119,479,134	$1,194	$781,376	$(187,163)	$595,407	$48,200	$643,607

Balance at December 31, 2024	120,309,346	$1,203	$813,209	$(179,229)	$635,183	$48,264	$683,447
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	1,081,968	11	2,232	—	2,243	—	2,243
Stock-based compensation expense	—	—	17,790	—	17,790	—	17,790
Net income	—	—	—	4,220	4,220	1,826	6,046
Balance at March 31, 2025	121,391,314	1,214	833,231	(175,009)	659,436	50,090	709,526
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	1,281,940	13	1,870	—	1,883	—	1,883
Stock-based compensation expense	—	—	18,849	—	18,849	—	18,849
Net income	—	—	—	2,687	2,687	601	3,288
Balance at June 30, 2025	122,673,254	$1,227	$853,950	$(172,322)	$682,855	$50,691	$733,546

The accompanying notes are an integral part of these condensed consolidated financial statements.

Privia Health Group, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income	$9,334	$7,699
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	415	585
Amortization of intangibles	4,069	3,054
Stock-based compensation	36,639	26,295
Deferred tax expense	2,671	3,896
Changes in asset and liabilities:
Accounts receivable	(121,497)	(79,287)
Prepaid expenses and other current assets	(21,344)	(1,739)
Other non-current assets and right-of-use asset	1,056	(676)
Accounts payable and accrued expenses	(7,687)	2,987
Provider liability	81,185	40,047
Operating lease liabilities	(778)	(1,531)
Other long-term liabilities	(153)	—
Net cash (used in) provided by operating activities	(16,090)	1,330
Cash from investing activities
Business acquisitions, net of cash acquired	(89,058)	(707)
Other	—	(5,006)
Net cash used in investing activities	(89,058)	(5,713)
Cash flows from financing activities
Proceeds from exercised stock options	4,126	1,224
Proceeds from non-controlling interest	—	1,000
Net cash provided by financing activities	4,126	2,224
Net decrease in cash and cash equivalents	(101,022)	(2,159)
Cash and cash equivalents at beginning of period	491,149	389,511
Cash and cash equivalents at end of period	$390,127	$387,352

Supplemental disclosure of cash flow information:
Interest paid	$124	$156
Income taxes paid	$5,771	$2,881

Supplemental disclosure of non-cash operating activities:
Lease liabilities obtained in exchange for right-of-use assets	$1,832	$—

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
As of June 30, 2025, Privia operated in sixteen markets: 1) the Mid-Atlantic Region (states of Virginia, Maryland and the District of Columbia); 2) Georgia; 3) the Gulf Coast Region (Houston-San Antonio-Austin, Texas); 4) North Texas (Dallas/Fort Worth, Texas); 5) West Texas (Abilene, Texas); 6) Central Florida; 7) Tennessee; 8) California; 9) Montana; 10) Ohio; 11) North Carolina; 12) Connecticut; 13) Washington state; 14) South Carolina; 15) Indiana and 16) Arizona.
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
The results of operations for the three and six months ended June 30, 2025, are not indicative of the results to be expected for the full fiscal year ending December 31, 2025. The condensed consolidated balance sheet at December 31, 2024 was derived from audited annual financial statements but does not contain all disclosures required by GAAP. In the opinion of management, all adjustments (consisting of only normal and recurring adjustments) considered necessary for a fair statement have been included.
The Company described its significant accounting policies in Note 1 of the notes to consolidated financial statements for the year ended December 31, 2024 in the Annual Report on Form 10-K. During the three and six months ended June 30, 2025, there were no significant changes to those accounting policies and estimates.
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
The Company evaluated its relationship with (a) Non-Owned Medical Groups and their Affiliated Practices, (b) Friendly Medical Groups and their Affiliated Practices, and (c) Affiliated Practices associated with Owned Medical Groups to determine if any of these entities should be subject to consolidation. Additionally, when the Company forms or acquires Owned Medical Groups, it also evaluates if such entities should be subject to consolidation. The Company does not have ownership interest in any Affiliated Practices (whether those of Owned Medical Groups, Non-Owned Medical Groups or Friendly Medical Groups); nor does the Company have an ownership in Non-Owned Medical Groups. The Physician Member Services Agreement (“PMSA”) and support services agreement (“SSA”) entered by Non-Owned Medical Groups and Friendly Medical Groups with their Privia Physician members and the Affiliated Practices are not contractual relationships within Privia’s legal structure. The only contractual relationship between Privia and Non-Owned Medical Groups is established through the MSA. For Friendly Medical Groups, in addition to the MSA, the Company has a contractual relationship, evidenced by a restriction agreement (each a “Restriction Agreement”) with licensed physicians holding a Privia leadership position (“Nominee Physicians”) and their respective Friendly Medical Groups. Management has determined, based on the provisions of the MSAs between the Company and Non-Owned Medical Groups, and after considering the requirements of Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“ASC 810”), the Company is not required to consolidate the financial position or results of operations of the Affiliated Practices associated with Owned Medical Groups; nor is it required to consolidate the financial position or results of operations of Non-Owned Medical Groups (and, therefore, the Company is not required to consolidate the Affiliated Practices of the Non-Owned Medical Groups). However, management has determined, based on the provisions of the Restriction Agreement on the Nominee Physician (“Friendly PC”), the governing documents of the Friendly Medical Groups, and after considering the requirements of ASC 810, that the Company should consolidate the financial position and results of operations of the Friendly Medical Groups and the Friendly PCs.
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
The characteristics of both (a) and (b) do not exist and as such the Non-Owned Medical Groups do not represent VIEs. Accordingly, the Company has not consolidated the financial position, results of operations or cash flows of the Non-Owned Medical Groups that are affiliated with the Company by means of a service agreement for the three months ended June 30, 2025 and 2024. Each time that it enters into a new service agreement, or enters into a material amendment to an existing service agreement, with a Medical Group, the Company considers whether the terms of that agreement or amendment would change the elements it considers in accordance with the VIE guidance. The same analysis was performed for the Affiliated Practices of Owned Medical Groups, which have contractual relationships with Privia through the SSA. The Company determined they do not represent VIEs as they do not meet the criteria in ASC 810 for similar reasons as those outlined above
The Company, however, does meet the criteria for consolidation of the Owned Medical Groups, Nominee PCs and the Friendly Medical Groups based on the discussion above.
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
Privia Medical Group Arizona, PLLC ("PMG-AZ") is an Owned Medical Group, with the Company owning a majority of the membership interests and having governance and control rights through the governing documents of PMG-AZ. The VIE analysis was performed, and the Company determined that characteristic (a) exists, and, as such, PMG-AZ does represent a VIE and is consolidated as it does meet the criteria in ASC 810.
The aggregated carrying value of the Company’s VIE’s for both the current assets and liabilities included in the consolidated balance sheets after elimination of intercompany transactions were $21.8 million as of June 30, 2025 and $12.1 million as of December 31, 2024.
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
In May 2025, the FASB issued Accounting Standards Update no. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in a Variable-Interest Entity. The amendment clarifies the guidance when an entity involved in an acquisition transaction effected primarily by exchanging equity interests and the legal acquiree is a VIE that meets the definition of a business, entities must identify the accounting acquirer using the factors in ASC 805-10-55-12 through 55-15, rather than relying solely on the VIE consolidation model. The amendment is effective for annual reporting periods beginning after December 15, 2026, including interim periods within the fiscal years and applied prospectively to acquisitions after the adoption date. The Company is evaluating the impact of this standard on its financial statements and related disclosures.

2. Revenue Recognition
The following table presents our revenues disaggregated by source:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in Thousands)	2025	2024	2025	2024
FFS-patient care	$331,464	$275,761	$643,225	$550,584
FFS-administrative services	35,116	32,132	67,371	61,208
Capitated revenue	75,511	56,438	146,201	107,742
Shared savings	60,021	39,818	107,933	87,282
Care management fees (PMPM)	16,919	16,163	32,121	26,766
Other revenue	2,122	2,014	4,399	3,987
Total revenue	$521,153	$422,326	$1,001,250	$837,569
Fee-for-service (“FFS”) patient care is primarily generated from third-party payers with which the Company has established contractual billing arrangements. The following table presents the approximate percentages by source of net revenue received for healthcare services we provided for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Commercial insurers	71%	70%	70%	70%
Government payers	14%	14%	14%	14%
Patient	15%	16%	16%	16%
	100%	100%	100%	100%
FFS-administrative services revenue is earned through the Company’s MSA with Non-Owned Medical Groups primarily based on a fixed percentage of net collections on patient care generated by those medical groups.
Value Based Care (“VBC”) revenue is primarily earned through contracts for Capitated revenue, Shared savings and Care management fees. Capitated revenue is generated through what is typically known as an “at-risk contract.” At-risk capitation refers to a model in which the Company receives a fixed monthly payment from the third-party payer in exchange for providing healthcare services to attributed beneficiaries. The Company is responsible for providing or paying for the cost of healthcare services required by those attributed beneficiaries for a set of services. Capitated revenue is recorded at the total amount gross in revenues because the Company is acting as a principal in arranging for, providing, and controlling the managed healthcare services provided to the Attributed Lives. Shared savings revenue and Care management fees (PMPM) are generated through contracts with large commercial payer organizations and the U.S. Federal Government.
Contract Asset
The Company has the following contract assets:

(Dollars in Thousands)	June 30, 2025	December 31, 2024
Balances for contracts with customers
Accounts receivable	$443,994	$316,179
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

3. Business Combinations
On April 8, 2025, the Company entered into the Arizona market through the acquisition of Privia Medical Group Arizona (“PMG AZ”), whereby Privia acquired a 51% ownership interest in PMG AZ. The acquisition was accounted for using the acquisition method pursuant to the requirements of ASC 805. The results of operations of the acquisition have been included in the Company’s consolidated financial statements since the date of acquisition.
The preliminary fair value of the assets acquired and liabilities assumed at the acquisition date were as follows (in thousands):

Cash	$5,942
Accounts receivable	6,319
Identifiable intangible assets:
Payer contract and physician network intangibles	64,400
Goodwill	30,600
Accounts payable	(12,261)
Total acquired net assets	$95,000
Information regarding the net cash paid for the acquisition is as follows (in thousands):

Fair value of assets acquired, net of $5.9 million of cash acquired	$70,719
Accounts payable	(12,261)
Goodwill	30,600
Net cash paid for acquisition	$89,058

Pro Forma Total Revenues

PMG AZ contributed revenue of $17.7 million from the date of acquisition through June 30, 2025. The following table summarizes the unaudited pro forma total revenues of the combined entity had the date of the acquisition been January 1, 2024:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in Thousands)	2025	2024	2025	2024
Pro forma combined entity total revenue	$521,153	$440,128	$1,019,580	$873,173

The goodwill relating to the acquisition is primarily attributable to synergies related to the assembled workforce. Goodwill is measured as the excess of the consideration transferred over the fair value of assets acquired and liabilities assumed on the acquisition date. In connection with the acquisition, the seller is entitled to additional amounts up to a maximum value of $25.0 million, subject to meeting certain future targets. Of the $25.0 million, $10.0 million may be earned over a three-year period beginning at the acquisition date, and $15.0 million may be earned upon renewal of certain agreements in 2030. The Company accounted for these additional amounts as post combination expense and expects to recognize any amounts earned within General and administrative expenses in the consolidated statements of operations and Accounts payable and accrued expenses and Other non-current liabilities, for current and long-term liabilities, respectively, within the consolidated balance sheet. For the 2025 acquisition, the Company is in the process of completing its formal valuation analysis to identify and determine the fair value of tangible and identifiable intangible assets acquired and the liabilities assumed. Thus, the final allocation of the purchase price may differ from the preliminary estimates used at June 30, 2025 based on additional information obtained and completion of the valuation of the identifiable intangible assets. The Company does not expect any adjustments, if necessary, to be material.
4. Goodwill and Intangible Assets, Net
For the purposes of the goodwill impairment assessment, the Company as a whole is considered to be a reporting unit. The Company recognizes the excess of the purchase price, plus the fair value of any non-controlling interests in the acquiree, over the fair value of identifiable net assets acquired as goodwill. The Company performs a qualitative assessment on goodwill at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. If it is determined in the qualitative assessment that the fair value of a reporting unit is more likely than not below its carrying amount, then the Company will perform a quantitative impairment test. The quantitative goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. Any excess in the carrying value of a reporting unit’s goodwill over its fair value is recognized as an impairment loss, limited to the total amount of goodwill allocated to that reporting unit. The Company’s carrying value of goodwill at June 30, 2025 and December 31, 2024 was approximately $172.2 million and $141.6 million, respectively. No indicators of impairment were identified during the six months ended June 30, 2025.

A summary of the Company’s intangible assets is as follows:

	June 30, 2025		December 31, 2024
(Dollars in thousands)	Intangible Assets	Accumulated Amortization	Intangible Assets	Accumulated Amortization
Trade names	$4,600	$2,492	$4,600	$2,377
Consumer customer relationships	3,100	2,771	3,100	2,758
Management service agreement	2,200	1,341	2,200	1,272
Physician network	16,052	1,423	10,902	916
Payer contracts	116,563	6,898	57,313	4,768
MSO service agreement	51,800	9,250	51,800	8,017
	194,315	$24,175	129,915	$20,108
Less accumulated amortization	(24,175)		(20,108)
Intangible assets, net	$170,140		$109,807
The remaining weighted average life of all amortizable intangible assets is approximately 17.3 years at June 30, 2025.
Amortization expense for intangible assets was approximately $2.4 million and $1.5 million for the three months ended June 30, 2025 and 2024, respectively, and $4.1 million and $3.1 million for the six months ended June 30, 2025 and 2024, respectively.
Estimated amortization expense for the Company’s intangible assets for the following five years is as follows:

(Dollars in Thousands)
Remainder of 2025	$4,794
2026	9,588
2027	9,588
2028	9,588
2029	9,588
Thereafter	126,994
Total	$170,140
5. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

(Dollars in Thousands)	June 30, 2025	December 31, 2024
Accounts payable	$9,014	$9,755
Accrued employee compensation and benefits	7,792	5,999
Bonuses payable	12,953	20,421
Other accrued expenses	44,540	45,811
Total accounts payable and accrued expenses	$74,299	$81,986
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
Each period, the Company re-examines previously established provider liability estimates based on actual claim submissions and other changes in facts and circumstances. As more complete claims information becomes available, the Company adjusts its estimates and recognizes those changes in estimates in the period in which the change is identified. The difference between the estimated liability and the actual settlements of claims is recognized in the period in which the claims are settled. The Company’s provider liability balance represents management’s best estimate of its liability for unpaid provider expenses as of June 30, 2025 and 2024. The Company uses judgment to determine the appropriate assumptions for developing the required estimates.
The Company’s liabilities for unpaid medical claims under at-risk capitation arrangements, which are included in provider liability in the Company’s condensed consolidated balance sheets, were as follows:

	June 30,
(Dollars in Thousands)	2025	2024
Balance, beginning of period	$66,355	$67,138
Incurred health care costs
Current year	144,840	104,610
Prior years	(555)	3,305
Total claims incurred	$144,285	$107,915
Claims Paid
Current year	(63,025)	(47,979)
Prior years	(47,959)	(52,877)
Total claims paid	$(110,984)	$(100,856)
Balance, end of period	$99,656	$74,197
7. Debt
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
As of June 30, 2025, no amounts were outstanding under the Revolving Credit Facility.
Substantially all of the Company’s real and personal property serve as collateral under the above debt arrangements.
8. Income Taxes
The Company recorded a provision for income tax of $2.5 million and $3.4 million for the three months ended June 30, 2025 and 2024, respectively, and $4.6 million and $4.2 million for the six months ended June 30, 2025 and 2024, respectively. This represents an effective tax rate of 32.8% and 35.1% as of June 30, 2025 and 2024, respectively. The effective tax rates for the three and six months ended June 30, 2025, and 2024, respectively, differ from the statutory U.S. federal income tax rate of 21% primarily due to 162(m) limitations, state income taxes, and excess tax benefits related to equity award vesting and exercise events.
Management considers both positive and negative evidence when evaluating the recoverability of our deferred tax assets (“DTAs”). The assessment is required to determine whether, based on all available evidence, it is more likely than not (i.e., greater than a 50% probability) that all or some portion of the DTAs will be realized in the future. As of June 30, 2025 and December 31, 2024, the weight of all available positive evidence was greater than the weight of all negative evidence, so a valuation allowance against the deferred tax asset was not recorded.
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
Prior to the Company’s initial public offering ("IPO”), the Company granted stock options pursuant to the PH Group Parent Corp. Stock Option Plan (the “PH Parent Option Plan”). The Company no longer issues grants under the PH Parent Option Plan and no shares of Common Stock are reserved for future issuance thereunder. On March 2, 2023, the Company entered into a strategic alignment agreement (the “Equity Alignment Agreement”) with ChoiceHealth, Inc. (“Novant Sub”), a subsidiary of Novant Health, Inc. (“Novant Health”). No shares have been issued to Novant Sub under the Equity Alignment Agreement as of June 30, 2025, no shares have been issued under this plan. A member of the Board is a member of the board of trustees of Novant Health.
Stock option activity
The following table summarizes stock option activity under the PH Parent Option Plan and the Plan:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2024	8,526,910	$10.03	7.17	$93,074
Granted	—	—
Exercised	(550,200)	7.73
Forfeited	(9,311)	19.64
Balance at June 30, 2025	7,967,399	$10.18	6.75	$102,955
Exercisable June 30, 2025	7,930,200	$10.10	6.76	$102,954
RSU Activity
The following table summarizes the RSU activity under the Plan:

	Number of Shares	Grant Date Fair Value
Unvested and outstanding at December 31, 2024	4,142,275	$23.73
Granted	2,153,039	24.93
Vested	(1,816,707)	23.98
Forfeited	(84,970)	24.23
Unvested and outstanding at June 30, 2025	4,393,637	$24.21
PSU Activity
The following table summarizes the PSU activity under the Plan:

	Number of Shares	Grant Date Fair Value
Unvested and outstanding at December 31, 2024	1,637,681	$27.02
Granted(1)	826,270	25.21
Vested	—	—
Forfeited	(4,215)	24.96
Unvested and outstanding at June 30, 2025	2,459,736	$26.42
(1) During the six months ended June 30, 2025, Privia awarded RSUs in the form of PSUs to certain executive officers and employees which vest after three years, subject to continued employment of the recipients and the achievement of certain performance metric targets. The Company has identified certain performance metrics associated with these awards and certain targets will be fully established at a future date. The Company has determined that the service inception date precedes the grant date for these awards as (a) the awards were authorized prior to establishing an accounting grant date, (b) the recipients began providing services prior to the grant date, and (c) there are performance conditions that, if not met by the accounting grant date, will result in the forfeiture of the awards. As the service inception date precedes the accounting grant date, the Company recognizes stock-based compensation expense over the requisite service period based on the fair value at each reporting date.

Stock-based compensation expense
Total stock-based compensation expense for the three months ended June 30, 2025 and 2024, was approximately $18.8 million and $14.4 million, respectively, and $36.6 million and $26.3 million for the six months ended June 30, 2025 and 2024, respectively. At June 30, 2025, there was approximately $121.3 million of unrecognized stock-based compensation expense related to unvested options, RSUs and PSUs, net of forfeitures, that is expected to be recognized over a weighted-average period of 1.0 year.
Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in Thousands)	2025	2024	2025	2024
Cost of platform	$7,223	$4,710	$13,194	$8,597
Sales and marketing	1,488	1,043	2,690	1,812
General and administrative	10,138	8,638	20,755	15,886
Total stock-based compensation	$18,849	$14,391	$36,639	$26,295
10. Commitments and Contingencies
There are no material commitments and contingencies as of June 30, 2025 and December 31, 2024.
11. Concentration of Credit and Revenue Risk
Our financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. While our cash and cash equivalents are managed by reputable financial institutions, the Company’s cash balances with the individual institutions may at times exceed the federally insured limits. At June 30, 2025, substantially all of the Company’s cash and cash equivalents were held at two financial institutions.
The following table provides the Company’s revenue concentrations with respect to major payers as a percentage of the Company’s total revenues:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in Thousands)	2025	2024	2025	2024
Payer A	29%	27%	28%	26%
Payer B	16%	16%	16%	16%
Payer C	15%	17%	16%	17%
The following table provides the Company’s concentrations of credit risk with respect to major payers comprising 10% or more of the Company’s receivables, net:

	For the Six Months Ended June 30,
(Dollars in Thousands)	2025	2024
Payer A	50%	53%
Payer B	18%	17%
Payer C	14%	10%

12. Net Income Per Share
A reconciliation of net income available to common stockholders and the number of shares in the calculation of basic and diluted earnings per share was calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except for share and per share amounts)	2025	2024	2025	2024
Net income attributable to Privia Health Group, Inc. common stockholders	$2,687	$3,467	$6,907	$6,451
Weighted average common shares outstanding - basic	122,132,245	119,301,350	121,370,949	118,902,095
Weighted average common share outstanding - diluted	128,447,069	125,317,908	128,149,252	125,315,681
Earnings per share attributable to Privia Health Group, Inc. common stockholders – basic	$0.02	$0.03	$0.06	$0.05
Earnings per share attributable to Privia Health Group, Inc. common stockholders – diluted	$0.02	$0.03	$0.05	$0.05
The treasury stock method is used to consider the effect of the potentially dilutive stock options. The following outstanding shares of potentially dilutive securities were excluded from computation of diluted loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Six Months Ended June 30,
	2025	2024
Potentially dilutive stock options to purchase common stock, RSUs and PSUs	8,042,469	8,723,227
Total potentially dilutive shares	8,042,469	8,723,227
13. Segment Financial Information
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
The Company defines its CODM as its Chief Executive Officer, who regularly reviews financial operating results on a consolidated basis for purposes of allocating resources and evaluating financial performance. Although the Company derives its revenues from a number of different geographic regions, the Company neither allocates resources based on the operating results from the individual regions, nor manages each individual region as a separate business unit. The Company’s CODM manages the operations on a consolidated basis to make decisions about overall corporate resource allocation and to assess overall corporate profitability. As of June 30, 2025 and December 31, 2024, all of the Company’s long-lived assets were located in the United States.
The CODM uses consolidated net income attributable to Privia Health Group, Inc. to evaluate financial performance and allocate resources. Consolidated net income attributable to Privia Health Group, Inc. for the three months ended June 30, 2025 and 2024 were $2.7 million and $3.5 million, respectively, and $6.9 million and $6.5 million for the six months ended June 30, 2025 and 2024, respectively.

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
GAAP Financial Measures
•    Revenue was $521.2 million and $422.3 million for the three months ended June 30, 2025 and 2024, respectively and $1.00 billion and $837.6 million for the six months ended June 30, 2025 and 2024, respectively;
•    Gross profit was $112.8 million and $98.3 million for the three months ended June 30, 2025 and 2024, respectively, and $216.4 million and $191.6 million for the six months ended June 30, 2025 and 2024, respectively;
•    Operating income was $3.3 million and $5.1 million for the three months ended June 30, 2025 and 2024, respectively and $8.6 million and $5.9 million for the six months ended June 30, 2025 and 2024, respectively; and
•    Net income attributable to Privia Health Group, Inc. was $2.7 million and $3.5 million, for the three months ended June 30, 2025 and 2024, respectively and $6.9 million and $6.5 million for the six months ended June 30, 2025 and 2024, respectively.
Key Metrics and Non-GAAP Financial Measures
•    Practice Collections were $862.9 million and $728.0 million for the three months ended June 30, 2025 and 2024, respectively and $1.66 billion and $1.44 billion for the six months ended June 30, 2025 and 2024, respectively;
•    Care Margin was $115.2 million and $99.8 million for the three months ended June 30, 2025 and 2024, respectively and $220.4 million and $194.7 million for the six months ended June 30, 2025 and 2024, respectively;
•    Platform Contribution was $57.5 million and $47.4 million for the three months ended June 30, 2025 and 2024, respectively and $109.2 million and $92.1 million for the six months ended June 30, 2025 and 2024, respectively; and
•    Adjusted EBITDA was $29.0 million and $22.0 million for the three months ended June 30, 2025 and 2024, respectively and $55.9 million and $41.9 million for the six months ended June 30, 2025 and 2024, respectively.

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
FFS Revenue
We generate FFS-patient care revenue when we collect reimbursements for FFS medical services provided by Privia Providers. Our agreements with our providers have a multi-year term length and we have historically experienced a 96% provider retention rate, both of which lead to a highly predictable and recurring revenue model. Our FFS contracts with payer partners typically contain annual rate inflators and enhanced commercial FFS rates given our scale in each of our markets. As a result of receiving these rate inflators and enhancements, if we continue to be successful in expanding our provider base, we expect revenue will grow year-over-year in absolute dollars. In addition, in our FFS-patient care revenue, we include collections generated from ancillary services such as clinical laboratory, imaging and pharmacy operations. We also generate FFS-administrative services revenue by providing administration and management services to medical groups which are not owned or consolidated by us. FFS-patient care revenue represented 63.6% and 65.3% of total revenue for the three months ended June 30, 2025 and 2024, respectively, and 64.2% and 65.7% for the six months ended June 30, 2025 and 2024, respectively. FFS-administrative services revenue represented 6.7% and 7.6% of total revenue for the three months ended June 30, 2025 and 2024, respectively, and 6.7% and 7.3% for the six months ended June 30, 2025 and 2024, respectively.
VBC Revenue
Over time, we create incremental value for our provider partners by enabling them to succeed in VBC arrangements. We generate VBC revenue when our providers are reimbursed through traditional FFS Medicare, MSSP, Medicare Advantage, commercial payers and other existing and emerging direct payer and employer contracting programs. Given recent regulatory and utilization headwinds in Medicare Advantage, during the first quarter of 2024, the Company renegotiated certain capitation agreements for more favorable contract structures. The revenue is primarily collected in the form of (i) Capitated revenue earned by providing healthcare services to Medicare Advantage attributed beneficiaries for a defined group of services including professional, institutional and pharmacy through a contract that is typically known as an “at-risk contract,” (ii) Shared savings earned based on improved quality and lower cost of care for our attributed lives in VBC incentive arrangements and (iii) Care management fees to cover costs of services typically not reimbursed under traditional FFS payment models, including population management, care coordination, advanced technology and analytics. VBC revenue represented 29.3% and 26.6% of total revenue for the three months ended June 30, 2025 and 2024, respectively, and 28.6% and 26.5% for the six months ended June 30, 2025 and 2024, respectively.
Other Revenue
The remainder of our revenue is derived from leveraging our existing base of providers and patients to deliver value-oriented services such as virtual visits, virtual scribes and coding. Other revenue represented 0.4% and 0.5% of total revenue for the three months ended June 30, 2025 and 2024, respectively, and 0.4% and 0.5% for the six months ended June 30, 2025 and 2024, respectively.
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
In April 2025, the Company announced a partnership with Integrated Medical Services, a multi-specialty practice, to launch Privia Medical Group Arizona (“PMG AZ”). Privia acquired a majority ownership in PMG AZ.
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
At the beginning of 2025, the total number of Privia-owned ACOs is nine, serving beneficiaries across the District of Columbia and eleven states, including California, Connecticut, Florida, Georgia, Maryland, Montana, North Carolina, Tennessee, Texas, Virginia, and Washington state.
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
Investments in Growth
We expect to continue focusing on long-term growth through investments in our sales and marketing, our technology stack, and our operations. In addition, as we continue our efforts to move markets toward VBC, we expect to continue making additional investments in operations for an expanded suite of clinical capabilities to manage our patient population.
We launched Privia Care Partners on January 1, 2022 to offer a more flexible affiliation model for providers who do not desire to join one of our Medical Groups. This model aggregates providers in certain of our existing markets as well as new markets who are looking solely for VBC solutions without the necessity of changing EMR providers. We furnish population health services, reporting and analytics to such providers along with a menu of management services from which providers may choose. We continue to have Privia Care Partners’ providers transitioning to our Privia Medical Group model, which demonstrates the flexibility of our operating model and technology stack, as well as the ability to support physicians wherever they are in their transition value-based care.
Key Metrics and Non-GAAP Financial Measures
We review a number of operating and financial metrics, including the following key metrics and non-GAAP financial measures, to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plans, and make strategic decisions.
Key Metrics

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Implemented Providers (as of end of period)	5,125	4,504	5,125	4,504
Attributed Lives (in thousands) (as of end of period)	1,382	1,200	1,382	1,200
Practice Collections (1) ($ in millions)	$862.9	$728.0	$1,661.5	$1,435.7
(1) We define Practice Collections as the total collections from all practices in all markets and all sources of reimbursement (FFS, VBC and other) that we receive for delivering care and providing our platform and associated services. Practice Collections differ from revenue by including collections from Non-Owned Medical Groups.
Implemented Providers
We define Implemented Providers as the total of all service professionals on our platform at the end of a given period who are credentialed by Privia Health and bill for medical services, in both Owned and Non-Owned Medical Groups during that period. This includes, but is not limited to, physicians, physician assistants, and nurse practitioners. We believe that growth in the number of Implemented Providers is a key indicator of the performance of our business and expected revenue growth. This growth depends, in part, on our ability to successfully add new practices in existing markets and expand into new markets. The number of Implemented Providers increased 13.8% as of June 30, 2025 compared to June 30, 2024, due to organic growth in our healthcare delivery business as well as our entrance into the Indiana and Arizona markets.
Attributed Lives
We define Attributed Lives as any patient that a payer deems attributed to Privia to deliver care as part of a VBC arrangement through a provider of primary care services as of the end of a particular period. The number of Attributed Lives is an important measure that impacts the amount of VBC revenue we receive. Attributed Lives increased 15.2% as of June 30, 2025 compared to June 30, 2024, due to our entrance into the Indiana and Arizona markets, as well as organic growth.
Practice Collections
We define Practice Collections as the total collections from all practices in all markets and all sources of reimbursement (FFS, VBC and other) that we receive for delivering care and providing our platform and associated services. Practice Collections differ from revenue by adding collections from Non-Owned Medical Groups. FFS arrangements accounted for 81.5% and 83.3% of our practice collections for the three months ended June 30, 2025 and 2024, respectively, and 81.9% and 83.5% for the six months ended June 30, 2025 and 2024, respectively. VBC accounted for 18.3% and 16.4% of practice collections for the three months ended June 30, 2025 and 2024, respectively, and 17.8% and 16.3% for the six months ended June 30, 2025 and 2024, respectively.

Practice Collections increased 18.5% for the three months ended June 30, 2025 when compared to the same period in 2024, and 15.7% for the six months ended June 30, 2025 compared to the same period in 2024, primarily mainly due to organic growth of our healthcare delivery business and our entrance into the Indiana and Arizona markets.
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(amounts in thousands, except for percentages)	2025	2024	2025	2024
Care Margin (1) ($)	$115,161	$99,790	$220,449	$194,697
Platform Contribution (1) ($)	$57,466	$47,394	$109,199	$92,131
Platform Contribution Margin (1) (%)	49.9%	47.5%	49.5%	47.3%
Adjusted EBITDA (1) ($)	$28,992	$22,023	$55,907	$41,945
Adjusted EBITDA Margin (1) (%)	25.2%	22.1%	25.4%	21.5%
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

Care Margin
We define Care Margin as Gross Profit excluding amortization of intangible assets. Gross Profit is defined as total revenue less provider expenses and amortization of intangible assets. Our Care Margin generated from FFS revenue is contractual and recurring in nature, and primarily based on an individually negotiated percentage of collections for each practice that joins Privia. Our Care Margin generated from VBC revenue is based on a percentage of care management fees and shared savings collected. We view Care Margin as all of the dollars available for us to manage our business, including providing administrative support to our practices, investing in sales and marketing to attract new providers to the Privia Platform, and supporting the organization through our corporate infrastructure. We expect Care Margin will grow year-over-year in absolute dollars as we continue to expand our provider base. We would also expect our care management and shared savings economics in our VBC arrangements to improve on a per patient basis as we manage towards lower total cost of care for our Attributed Lives and move towards higher risk/higher reward VBC arrangements over time. Care Margin increased 15.4% for the three months ended June 30, 2025 when compared to the same period in 2024 and increased 13.2% for the six months ended June 30, 2025 when compared to the same period in 2024 due to organic growth of our medical practice business. As a percentage of revenue, Care Margin decreased to 22.1% for the three months ended June 30, 2025 from 23.6% for the same period in 2024 and decreased to 22.0% for the six months ended June 30, 2025, compared to 23.2% during the same period in 2024. We continue to make strategic investments to provide better service to both our patients and physicians at a pace slower than the increase in revenue.
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

The following table provides a reconciliation of gross profit, the most closely comparable GAAP financial measure, to Care Margin:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited and amounts in thousands)	2025	2024	2025	2024
Revenue	$521,153	$422,326	$1,001,250	$837,569
Provider expense	(405,992)	(322,536)	(780,801)	(642,872)
Amortization of intangible assets	(2,396)	(1,527)	(4,069)	(3,054)
Gross Profit	$112,765	$98,263	$216,380	$191,643
Amortization of intangibles assets	2,396	1,527	4,069	3,054
Care margin	$115,161	$99,790	$220,449	$194,697
Platform Contribution
We define Platform Contribution as Gross Profit, excluding amortization of intangible assets, less Cost of platform and excluding stock-based compensation expense included in Cost of platform. The following table provides a reconciliation of gross profit, the most closely comparable GAAP financial measure, to Platform Contribution. We consider Platform Contribution to be an important measure to monitor our performance, specific to pricing of our services, direct costs of delivering care, and cost of our platform and associated services. As a provider spends a longer time on the Privia Platform, we expect the Platform Contribution from that provider to increase both in terms of absolute dollars as well as a percent of Care Margin. We expect that this increase will be driven by improving per provider revenue economics over time as well as our ability to generate operating leverage on our in-market infrastructure costs. Platform Contribution increased 21.3% for the three months ended June 30, 2025 when compared to the same period in 2024, and increased 18.5% for the six months ended June 30, 2025 when compared to the same period in 2024, in each case due to organic growth of our medical practice business and new market entry.
The following table provides a reconciliation of gross profit, the most closely comparable GAAP financial measure, to Platform Contribution:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited and amounts in thousands)	2025	2024	2025	2024
Revenue	$521,153	$422,326	$1,001,250	$837,569
Provider expense	(405,992)	(322,536)	(780,801)	(642,872)
Amortization of intangibles assets	(2,396)	(1,527)	(4,069)	(3,054)
Gross Profit	$112,765	$98,263	$216,380	$191,643
Amortization of intangibles assets	2,396	1,527	4,069	3,054
Cost of platform	(64,918)	(57,106)	(124,444)	(111,163)
Stock-based compensation(1)	7,223	4,710	13,194	8,597
Platform Contribution	$57,466	$47,394	$109,199	$92,131
(1) Amount represents stock-based compensation expense included in Cost of platform.
Platform Contribution Margin
We define Platform Contribution Margin as Platform Contribution as a percentage of Care Margin. We consider Platform Contribution Margin to be an important measure to monitor our performance, specific to pricing of our services, direct costs of delivering care, and cost of our platform and associated services. As a provider spends a longer time on the Privia Platform, we expect the Platform Contribution from that provider to increase both in terms of absolute dollars as well as a percent of Care Margin. We expect that this increase will be driven by improving per provider revenue economics over time as well as our ability to generate operating leverage on our in-market infrastructure costs. Platform Contribution Margin was 49.9% for three months ended June 30, 2025 compared to 47.5% during the same period in 2024, and 49.5% for the six months ended June 30, 2025 compared to 47.3% during the same period in 2024. We continue to make strategic investments to provide better service to both our patients and physicians at a pace slower than the increase in revenue.
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

Adjusted EBITDA
We define Adjusted EBITDA as net income excluding interest income, interest expense, non-controlling expense / income, depreciation and amortization, stock-based compensation, severance, other one time or non-recurring expenses, employer taxes on equity vesting/exercises and the provision for income taxes. We include Adjusted EBITDA because it is an important measure by which our management assesses and believes investors should assess our operating performance. We consider Adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis. Adjusted EBITDA has limitations as an analytical tool including: (i) Adjusted EBITDA does not reflect the impact of stock-based compensation expense, and (ii) Adjusted EBITDA does not reflect interest expense on our debt or the cash requirements necessary to service interest or principal payments. Adjusted EBITDA increased 31.6% for the three months ended June 30, 2025, when compared to the same period in 2024, and 33.3% for the six months ended June 30, 2025 compared to the same period in 2024, in each case due to organic growth of our medical practice business, growth in Attributed Lives, and growth in our value based care business.
Adjusted EBITDA Margin
We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of Care Margin. We included Adjusted EBITDA Margin because it is an important measure by which our management assesses and believes investors should assess our operating performance. We consider Adjusted EBITDA Margin to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis. Adjusted EBITDA Margin was 25.2% for the three months ended June 30, 2025 an increase from 22.1% for the same period in 2024, and 25.4% for the six months ended June 30, 2025, and increase from 21.5% for the same period in 2024, due to organic growth of our medical practice business and growth in our value based care business.
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
The following table provides a reconciliation of net income attributable to the Company, the most closely comparable GAAP financial measure, to Adjusted EBITDA:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited and amounts in thousands)	2025	2024	2025	2024

Net income	$2,687	$3,467	$6,907	$6,451
Net income attributable to non-controlling interests	601	1,176	2,427	1,248
Provision for income taxes	2,456	3,421	4,559	4,172
Interest income, net	(2,408)	(2,966)	(5,339)	(5,950)
Depreciation and amortization	2,583	1,818	4,484	3,639
Stock-based compensation	18,849	14,391	36,639	26,295
Other expenses(1)	4,224	716	6,230	6,090
Adjusted EBITDA	$28,992	$22,023	$55,907	$41,945

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

Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025	2024	Change ($)	Change (%)	2025	2024	Change ($)	Change (%)
(in thousands)
Revenue	$521,153	$422,326	$98,827	23.4%	$1,001,250	$837,569	$163,681	19.5%
Operating expenses:
Provider expense	405,992	322,536	83,456	25.9%	780,801	642,872	137,929	21.5%
Cost of platform	64,918	57,106	7,812	13.7%	124,444	111,163	13,281	11.9%
Sales and marketing	6,805	6,852	(47)	(0.7)%	13,727	12,937	790	6.1%
General and administrative	37,519	28,916	8,603	29.8%	69,240	61,037	8,203	13.4%
Depreciation and amortization	2,583	1,818	765	42.1%	4,484	3,639	845	23.2%
Total operating expenses	517,817	417,228	100,589	24.1%	992,696	831,648	161,048	19.4%
Operating income	3,336	5,098	(1,762)	(34.6)%	8,554	5,921	2,633	44.5%
Interest income, net	2,408	2,966	(558)	(18.8)%	5,339	5,950	(611)	(10.3)%
Income before provision for income taxes	5,744	8,064	(2,320)	(28.8)%	13,893	11,871	2,022	17.0%
Provision for income taxes	2,456	3,421	(965)	(28.2)%	4,559	4,172	387	9.3%
Net income	3,288	4,643	(1,355)	(29.2)%	9,334	7,699	1,635	21.2%
Less: Net income attributable to non-controlling interests	601	1,176	(575)	(48.9)%	2,427	1,248	1,179	94.5%
Net income attributable to Privia Health Group, Inc.	$2,687	$3,467	$(780)	(22.5)%	$6,907	$6,451	$456	7.1%
Revenue
The following table presents our revenues disaggregated by source:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(Dollars in Thousands)	2025	2024	Change ($)	Change (%)	2025	2024	Change ($)	Change (%)
FFS-patient care	$331,464	$275,761	$55,703	20.2%	$643,225	$550,584	$92,641	16.8%
FFS-administrative services	35,116	32,132	2,984	9.3%	67,371	61,208	6,163	10.1%
Capitated revenue	75,511	56,438	19,073	33.8%	146,201	107,742	38,459	35.7%
Shared savings	60,021	39,818	20,203	50.7%	107,933	87,282	20,651	23.7%
Care management fees (PMPM)	16,919	16,163	756	4.7%	32,121	26,766	5,355	20.0%
Other Revenue	2,122	2,014	108	5.4%	4,399	3,987	412	10.3%
Total Revenue	$521,153	$422,326	$98,827	23.4%	$1,001,250	$837,569	$163,681	19.5%
Three months ended June 30, 2025 and 2024
Revenue was $521.2 million for the three months ended June 30, 2025, an increase from $422.3 million for the three months ended June 30, 2024. Key drivers of this revenue growth include: FFS–patient care revenue and FFS-administrative services, which increased $55.7 million and $3.0 million, primarily attributable to the addition of new providers and increase in visit volume; an increase in shared savings revenue of $20.2 million during the three months ended June 30, 2025 primarily due to timing of certain shared savings accruals and settlements; an increase in capitated revenue of $19.1 million due to an increase in Attributed Lives related to capitated arrangements; and an increase in PMPM revenue of $0.7 million primarily due to increased Attributed Lives, an increase in Attributed Lives in Medicare programs and continued strong performance in our value based care programs in the aggregate.

Six months ended June 30, 2025 and 2024
Revenue was $1.00 billion for the six months ended June 30, 2025, an increase from $837.6 million for the six months ended June 30, 2024. Key drivers of this revenue growth include: FFS–patient care revenue and FFS-administrative services, which increased $92.6 million and $6.2 million, primarily attributable to the addition of new providers and increase in visit volume; an increase in capitated revenue of $38.5 million due to an increase in Attributed Lives related to capitated arrangements; an increase in shared savings revenue of $20.7 million during the six months ended June 30, 2025 primarily due to timing of certain shared savings accruals and settlements; and an increase in PMPM revenue of $5.4 million primarily due to increased Attributed Lives, an increase in Attributed Lives in Medicare programs and continued strong performance in our value based care programs in the aggregate.
Operating Expenses

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(Dollars in Thousands)	2025	2024	Change ($)	Change (%)	2025	2024	Change ($)	Change (%)
Operating Expenses:
Provider expense	$405,992	$322,536	$83,456	25.9%	$780,801	$642,872	$137,929	21.5%
Cost of platform	64,918	57,106	7,812	13.7%	124,444	111,163	13,281	11.9%
Sales and marketing	6,805	6,852	(47)	(0.7)%	13,727	12,937	790	6.1%
General and administrative	37,519	28,916	8,603	29.8%	69,240	61,037	8,203	13.4%
Depreciation and amortization expense	2,583	1,818	765	42.1%	4,484	3,639	845	23.2%
Total operating expenses	$517,817	$417,228	$100,589	24.1%	$992,696	$831,648	$161,048	19.4%
Provider expenses
Provider expenses were $406.0 million for the three months ended June 30, 2025 compared to $322.5 million for the same period in 2024, and $780.8 million for the six months ended June 30, 2025 compared to $642.9 million for the same period in 2024. The increase was driven primarily by higher FFS-patient care revenue and growth in Implemented Providers during 2025.
Cost of platform
Cost of platform expenses were $64.9 million for the three months ended June 30, 2025 compared to $57.1 million for the same period in 2024. The increase was driven by an increase in salaries and benefits of $3.5 million related to continued growth during the three months ended June 30, 2025 compared the same period in 2024 and an increase in stock-based compensation expense of $2.5 million, primarily related to an increase in stock-based awards granted in 2025 compared to 2024.
Cost of platform expenses were $124.4 million for the six months ended June 30, 2025 compared to $111.2 million for the same period in 2024. The increase was driven by an increase in salaries and benefits of $4.9 million related to continued growth during the six months ended June 30, 2025 compared to the same period in 2024, an increase of $4.6 million in stock-based compensation expense, and an increase of $3.1 million in professional services related to additional consulting services.
Sales and marketing
Sales and marketing expenses were $6.8 million for the three months ended June 30, 2025 compared to $6.9 million for the same period in 2024. The decrease was primarily driven by various immaterial costs.
Sales and marketing expenses were $13.7 million for the six months ended June 30, 2025 compared to $12.9 million for the same period in 2024. The increase was driven primarily by an increase in salaries and benefits of $0.5 million.
General and administrative
General and administrative expenses were $37.5 million for the three months ended June 30, 2025 compared to $28.9 million for the same period in 2024. The increase was driven by an increase in salaries and benefits of $2.0 million, an increase of $2.6 million in professional services, an increase of non-recurring expenses of $1.8 million, and an increase of $1.5 million in stock-based compensation expense which is primarily attributed an increase in stock-based awards granted in 2025 compared to 2024.
General and administrative expenses were $69.2 million for the six months ended June 30, 2025 compared to $61.0 million for the same period in 2024. The increase was driven by the increase of $4.9 million in stock-based compensation expense, and an increase in salaries and benefits of $3.0 million.
Depreciation and amortization expense
Depreciation and amortization expenses were $2.6 million for the three months ended June 30, 2025 compared to $1.8 million for the same period in 2024, and $4.5 million for the six months ended June 30, 2025 compared to $3.6 million for the same period in 2024. This increase was primarily driven by amortization of intangible assets related to an acquisition in 2024.

Interest income, net
Interest income was $2.4 million for the three months ended June 30, 2025 compared to $3.0 million for the same period in 2024, and $5.3 million for the six months ended June 30, 2025 compared to $6.0 million for the same period in 2024. Interest income is primarily based on the cash balance held in interest bearing accounts.
Provision for income taxes
The provision for income taxes was $2.5 million for the three months ended June 30, 2025, compared to the provision for income taxes of $3.4 million for the same period in 2024. The change was primarily attributable to additional tax benefits stemming from share-based compensation related to stock option exercises and restricted stock unit vesting events.
The provision for income taxes was $4.6 million for the six months ended June 30, 2025, an increase from the provision for income taxes of $4.2 million for the same period in 2024. The provision for income taxes is primarily the result of pre-tax income offset by non-deductible stock-based compensation expense and its impact on the annualized effective tax rate.
Net income attributable to non-controlling interests
Net income attributable to non-controlling interests was $0.6 million for the three months ended June 30, 2025 compared to $1.2 million during the same period in 2024, and $2.4 million for the six months ended June 30, 2025, an increase compared to a net income of $1.2 million during the same period in 2024. The change is primarily related to the continued growth in new markets entered.

Liquidity and Capital Resources
General
To date, we have financed our operations principally through sale of our equity, payments received from various payers and through borrowings under the prior Credit Agreement. As of June 30, 2025, we had cash and cash equivalents of $390.1 million. Our cash and cash equivalents primarily consist of highly liquid investments in money market funds and cash.
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
Indebtedness
See Note 7 “Debt” for discussion on our Credit Facilities.
Cash Flows
Our cash requirements within the next twelve months include provider liabilities, accounts payable and accrued liabilities, and purchase commitments and other obligations. We expect the cash required to meet these obligations to be primarily generated through cash flows from operations and our available cash. Based on current and anticipated levels of operations, we anticipate that net cash provided by operating activities, together with the available cash on hand at June 30, 2025, should be adequate to meet anticipated cash requirements for the short term (next 12 months) and long term (beyond 12 months).
The following table presents a summary of our condensed consolidated cash flows from operating, investing and financing activities for the periods indicated.

	For the Six Months Ended June 30,
	2025	2024
(in thousands)
Condensed Consolidated Statements of Cash Flows Data:
Net cash (used in) provided by operating activities	$(16,090)	$1,330
Net cash used in investing activities	(89,058)	(5,713)
Net cash provided by financing activities	4,126	2,224
Net decrease in cash and cash equivalents	$(101,022)	$(2,159)
Operating Activities
Net cash used in operating activities was $16.1 million for the six months ended June 30, 2025, a decrease from net cash provided by operating activities of $1.3 million for the same period in 2024. Significant changes impacting net cash used in operating activities for the six months ended June 30, 2025 compared to the same period in 2024 were as follows:
•An increase in net income of $1.6 million compared to the same period in 2024. Net income was $9.3 million for the six months ended June 30, 2025 compared to income of $7.7 million for the same period in 2024.
•An increase of $(142.8) million in accounts receivable and prepaid and other current assets, for the six months ended June 30, 2025 compared to the same period in 2024 of $(81.0) million, a difference of $(61.8) million. The change is primarily due to an increase in FFS and VBC revenue and timing of payments.
•An increase of $81.2 million in provider liability for the six months ended June 30, 2025 compared to an increase of $40.0 million during the same period in 2024, a difference of $41.2 million. The increase is primarily due to an increase in Implemented Providers and an increase in provider expenses related to the increase in FFS and VBC revenue.

Investing Activities
Net cash used in investing activities was $89.1 million for the six months ended June 30, 2025 compared to $5.7 million during the same period in 2024, primarily due to business acquisitions during the second quarter of 2025.
Financing Activities
Net cash provided by financing activities was $4.1 million for the six months ended June 30, 2025, an increase from $2.2 million for financing activities for the same period in 2024. The increase is primarily due to an increase in proceeds from stock options exercised during the six months ended June 30, 2025.
Contractual Obligations, Commitments and Contingencies
Operating Leases. The Company leases office space under various operating lease agreements. The initial terms of these leases range from 2 to 9 years and generally provide for periodic rent increases, renewal, and termination operations. Total rent expense under operating leases was $0.7 million and $0.8 million for each of the three months ended June 30, 2025 and 2024, and $1.4 million for each of the six months ended June 30, 2025 and 2024, respectively
Off Balance Sheet Obligations. We do not have any off-balance sheet arrangements as of June 30, 2025.
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
There have been no changes to the critical accounting policies reported in the 2024 Annual Report that affect our significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements other than those discussed below.
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
Interest Rate Risk
Our primary market risk exposure is changing prime rate-based interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. Our Credit

Agreement bears interest at a base rate plus applicable margin, with the base rate being the higher of the Prime Rate or the Federal Funds Rate plus 0.50%. In no event will the base rate be less than 1.0%. As of June 30, 2025, the Company had no outstanding debt under the Credit Agreement.
Inflation Risk
Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2025.
Changes to our Internal Controls over Financial Reporting
There were no changes made to the Company’s internal control over financial reporting during the six months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULT UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On May 27, 2025, Parth Mehrotra, the Company’s Chief Executive Officer and a member of the Board, adopted a new trading plan for the sale of securities that is intended to satisfy the affirmative defense conditions of Rule 10b5-1 of the Exchange Act (the “New Mehrotra Plan”). The first possible trade date under the New Mehrotra Plan is August 25, 2025, and the end date of the New Mehrotra Plan is December 31, 2026, for a duration of approximately sixteen months. The aggregate amount of securities that may be sold under the New Mehrotra Plan is 685,270.

Item 6.    EXHIBITS

Exhibit Number	Description

10.1	Privia Health Annual Cash Incentive Plan

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, filed herewith.

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Schema **

101.CAL	XBRL Taxonomy Definition **

101.DEF	XBRL Taxonomy Calculation **

101.LAB	XBRL Taxonomy Labels **

101.PRE	XBRL Taxonomy Presentation **

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)**
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

Privia Health Group, Inc.

Dated:	August 07, 2025	/s/ David Mountcastle
Name: David Mountcastle
Title: Executive Vice President, Chief Financial Officer and Authorized Officer