Form 10-Q
period 2025-09-30
Privia Health Group, Inc.
filed 2025-11-06
CIK 1759655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2025, the registrant had outstanding 123,001,529 shares of common stock.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “seeks” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include factors related to, among other things:
•the heavily regulated industry in which we operate, and any failure by us or our Medical Groups (defined herein) to comply with the extensive applicable healthcare laws and government regulations, as in effect from time to time, could result in adverse financial impacts, require us to make significant changes to our operations or cause us to experience reputational harm;
•the complexity of the legal framework governing our relationships with Medical Groups, some of which we do not own, and Privia Providers (each, defined herein), and the impact of legal challenges or shifting interpretations of applicable laws which could require us to make significant changes to our operations and adversely affect our business;
•the execution of our growth strategy, which may not prove viable, and we may not realize expected results;
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

Part I - Financial Information
ITEM 1. FINANCIAL STATEMENTS
Privia Health Group, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$441,352	$491,149
Accounts receivable	499,041	316,179
Prepaid expenses and other current assets	30,533	27,495
Total current assets	970,926	834,823
Non-current assets:
Property and equipment, net	662	1,242
Operating right-of-use asset	5,671	4,828
Intangible assets, net	167,539	109,807
Goodwill	172,215	141,615
Deferred tax asset	17,046	26,383
Other non-current assets	16,928	17,085
Total non-current assets	380,061	300,960
Total assets	$1,350,987	$1,135,783

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$84,668	$81,986
Provider liability	495,683	364,607
Operating lease liabilities, current	2,563	2,553
Total current liabilities	582,914	449,146
Non-current liabilities:
Operating lease liabilities, non-current	3,672	3,037
Other non-current liabilities	1,640	153
Total non-current liabilities	5,312	3,190
Total liabilities	588,226	452,336
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.01 par value, 1,000,000,000 and 1,000,000,000 shares authorized; 122,867,531 and 120,309,346 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	1,229	1,203
Additional paid-in capital	873,356	813,209
Accumulated deficit	(165,461)	(179,229)
Total Privia Health Group, Inc. stockholders’ equity	709,124	635,183
Non-controlling interest	53,637	48,264
Total stockholders’ equity	762,761	683,447
Total liabilities and stockholders’ equity	$1,350,987	$1,135,783
The accompanying notes are an integral part of these condensed consolidated financial statements.

Privia Health Group, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$580,419	$437,921	$1,581,669	$1,275,490

Operating expenses:
Provider expense	455,209	336,501	1,236,010	979,373
Cost of platform	61,440	56,068	185,884	167,231
Sales and marketing	6,960	7,047	20,687	19,984
General and administrative	39,641	30,695	108,881	91,732
Depreciation and amortization	2,766	1,797	7,250	5,436
Total operating expenses	566,016	432,108	1,558,712	1,263,756
Operating income	14,403	5,813	22,957	11,734
Interest income, net	2,271	2,164	7,610	8,114
Income before provision for income taxes	16,674	7,977	30,567	19,848
Provision for income taxes	6,867	3,999	11,426	8,171
Net income	9,807	3,978	19,141	11,677
Less: Net income attributable to non-controlling interests	2,946	443	5,373	1,691
Net income attributable to Privia Health Group, Inc.	$6,861	$3,535	$13,768	$9,986
Net income per share attributable to Privia Health Group, Inc. stockholders – basic	$0.06	$0.03	$0.11	$0.08
Net income per share attributable to Privia Health Group, Inc. stockholders – diluted	$0.05	$0.03	$0.11	$0.08
Weighted average common shares outstanding – basic	122,768,890	119,658,574	121,840,638	119,156,368
Weighted average common shares outstanding – diluted	128,776,684	125,751,006	128,392,315	125,457,540
The accompanying notes are an integral part of these condensed consolidated financial statements.

Privia Health Group, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)

(in thousands except share amounts)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity attributable to Privia Health Group, Inc.	Non-controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2023	118,216,979	$1,182	$753,869	$(193,614)	$561,437	$45,952	$607,389
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	461,923	5	470	—	475	—	475
Stock-based compensation expense	—	—	11,904	—	11,904	—	11,904
Net income	—	—	—	2,984	2,984	72	3,056
Balance at March 31, 2024	118,678,902	1,187	766,243	(190,630)	576,800	46,024	622,824
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	800,232	7	742	—	749	—	749
Stock-based compensation expense	—	—	14,391	—	14,391	—	14,391
Contributed non-controlling interest	—	—	—	—	—	1,000	1,000
Net income	—	—	—	3,467	3,467	1,176	4,643
Balance at June 30, 2024	119,479,134	1,194	781,376	(187,163)	595,407	48,200	643,607
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	474,042	5	833	—	838	—	838
Stock-based compensation expense	—	—	15,106	—	15,106	—	15,106
Contributed non-controlling interest	—	—	—	—	—	653	653
Distribution to non-controlling interest	—	—	—	—	—	(2,000)	(2,000)
Net income	—	—	—	3,535	3,535	443	3,978
Balance at September 30, 2024	119,953,176	$1,199	$797,315	$(183,628)	$614,886	$47,296	$662,182

Balance at December 31, 2024	120,309,346	$1,203	$813,209	$(179,229)	$635,183	$48,264	$683,447
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	1,081,968	11	2,232	—	2,243	—	2,243
Stock-based compensation expense	—	—	17,790	—	17,790	—	17,790
Net income	—	—	—	4,220	4,220	1,826	6,046
Balance at March 31, 2025	121,391,314	1,214	833,231	(175,009)	659,436	50,090	709,526
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	1,281,940	13	1,870	—	1,883	—	1,883
Stock-based compensation expense	—	—	18,849	—	18,849	—	18,849
Net income	—	—	—	2,687	2,687	601	3,288
Balance at June 30, 2025	122,673,254	1,227	853,950	(172,322)	682,855	50,691	733,546
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	194,277	2	429	—	431	—	431
Stock-based compensation expense	—	—	18,977	—	18,977	—	18,977
Net income	—	—	—	6,861	6,861	2,946	9,807
Balance at September 30, 2025	122,867,531	$1,229	$873,356	$(165,461)	$709,124	$53,637	$762,761

The accompanying notes are an integral part of these condensed consolidated financial statements.

Privia Health Group, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income	$19,141	$11,677
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	580	876
Amortization of intangibles	6,670	4,560
Stock-based compensation	55,616	41,401
Deferred tax expense	9,337	7,631
Changes in asset and liabilities:
Accounts receivable	(176,544)	(118,191)
Prepaid expenses and other current assets	(3,038)	(4,272)
Other non-current assets and right-of-use asset	2,345	(70)
Accounts payable and accrued expenses	2,682	7,810
Provider liability	118,815	85,174
Operating lease liabilities	(1,187)	(2,112)
Other long-term liabilities	1,487	—
Net cash provided by operating activities	35,904	34,484
Cash from investing activities
Business acquisitions, net of cash acquired	(89,058)	(707)
Other	(1,200)	(5,006)
Net cash used in investing activities	(90,258)	(5,713)
Cash flows from financing activities
Proceeds from exercised stock options	4,557	2,062
Proceeds from non-controlling interest	—	1,653
Net cash provided by financing activities	4,557	3,715
Net (decrease) increase in cash and cash equivalents	(49,797)	32,486
Cash and cash equivalents at beginning of period	491,149	389,511
Cash and cash equivalents at end of period	$441,352	$421,997

Supplemental disclosure of cash flow information:
Interest paid	$188	$222
Income taxes paid, net of refunds	$5,771	$3,525

Supplemental disclosure of non-cash operating activities:
Lease liabilities obtained in exchange for right-of-use assets	$1,832	$—

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
As of September 30, 2025, Privia operated in sixteen markets: 1) the Mid-Atlantic Region (states of Virginia, Maryland and the District of Columbia); 2) Georgia; 3) the Gulf Coast Region (Houston-San Antonio-Austin, Texas); 4) North Texas (Dallas/Fort Worth, Texas); 5) West Texas (Abilene, Texas); 6) Central Florida; 7) Tennessee; 8) California; 9) Montana; 10) Ohio; 11) North Carolina; 12) Connecticut; 13) Washington state; 14) South Carolina; 15) Indiana and 16) Arizona.
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
The results of operations for the three and nine months ended September 30, 2025, are not indicative of the results to be expected for the full fiscal year ending December 31, 2025. The condensed consolidated balance sheet at December 31, 2024 was derived from audited annual financial statements but does not contain all disclosures required by GAAP. In the opinion of management, all adjustments (consisting of only normal and recurring adjustments) considered necessary for a fair statement have been included.
The Company described its significant accounting policies in Note 1 of the notes to consolidated financial statements for the year ended December 31, 2024 in the Annual Report on Form 10-K. During the three and nine months ended September 30, 2025, there were no significant changes to those accounting policies and estimates.
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
The Company has evaluated its relationship with (a) Non-Owned Medical Groups and their Affiliated Practices, (b) Friendly Medical Groups and their Affiliated Practices, and (c) Affiliated Practices associated with Owned Medical Groups to determine if any of these entities should be subject to consolidation. Additionally, when the Company forms or acquires Owned Medical Groups, it also evaluates if such entities should be subject to consolidation. The Company does not have an ownership interest in any Affiliated Practices (whether those of Owned Medical Groups, Non-Owned Medical Groups or Friendly Medical Groups); nor does the

Company have an ownership interest in Non-Owned Medical Groups. The Physician Member Services Agreement (“PMSA”) and support services agreement (“SSA”) entered into by Non-Owned Medical Groups and Friendly Medical Groups with their Privia Physician members and the Affiliated Practices are not contractual relationships within Privia’s legal structure. The only contractual relationship between Privia and Non-Owned Medical Groups is established through the MSA. For Friendly Medical Groups, in addition to the MSA, the Company has a contractual relationship, evidenced by a restriction agreement (each a “Restriction Agreement”) with licensed physicians holding a Privia leadership position (“Nominee Physicians”) and their respective Friendly Medical Groups. Management has determined, based on the provisions of the MSAs between the Company and Non-Owned Medical Groups, and after considering the requirements of Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“ASC 810”), the Company is not required to consolidate the financial position or results of operations of the Affiliated Practices associated with Owned Medical Groups; nor is it required to consolidate the financial position or results of operations of Non-Owned Medical Groups (and, therefore, the Company is not required to consolidate the Affiliated Practices of the Non-Owned Medical Groups). However, management has determined, based on the provisions of the Restriction Agreement on the Nominee Physician (“Friendly PC”), the governing documents of the Friendly Medical Groups, and after considering the requirements of ASC 810, that the Company should consolidate the financial position and results of operations of the Friendly Medical Groups and the Friendly PCs.
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
The characteristics of both (a) and (b) do not exist and as such the Non-Owned Medical Groups do not represent VIEs. Accordingly, the Company has not consolidated the financial position, results of operations or cash flows of the Non-Owned Medical Groups that are affiliated with the Company by means of a service agreement for the three months ended September 30, 2025 and 2024. Each time that it enters into a new service agreement, or enters into a material amendment to an existing service agreement, with a Medical Group, the Company considers whether the terms of that agreement or amendment would change the elements it considers in accordance with the VIE guidance. The same analysis was performed for the Affiliated Practices of Owned Medical Groups, which have contractual relationships with Privia through the SSA. The Company determined they do not represent VIEs as they do not meet the criteria in ASC 810 for similar reasons as those outlined above.
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

Privia Medical Group Indiana, LLC, (“PMG IN”) is a physician-owned Medical Group, with PMG Holdings Indiana, LLC, (“Friendly IN PC”), an Indiana professional limited liability company entirely owned by a Nominee Physician, owning majority membership interests and having governance and control rights via the governing documents of PMG IN. The Company has a contractual relationship with Friendly IN PC through a Restriction Agreement. The VIE analysis was performed, and the Company determined that characteristic (b) exists as a result of meeting (i), (ii) and (iv) and, as such, PMG IN and Friendly IN PC represent VIEs and are consolidated as they meet the criteria in ASC 810.
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
The aggregated carrying value of the Company’s VIE’s for both the current assets and liabilities included in the consolidated balance sheets after elimination of intercompany transactions were $23.0 million as of September 30, 2025 and $12.1 million as of December 31, 2024.
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
In July 2025, the FASB issued Accounting Standards Update No. 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient for estimating expected credit losses for current accounts receivable and current contract assets. The amendment is effective for annual reporting periods beginning after December 15, 2025, including interim periods within the fiscal years and applied prospectively after the adoption date. The Company is currently evaluating the impact of this standard on its financial statements and related disclosures.

2. Revenue Recognition
The following table presents our revenues disaggregated by source:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in Thousands)	2025	2024	2025	2024
FFS-patient care	$352,604	$283,278	$995,829	$833,862
FFS-administrative services	33,616	30,697	100,986	91,906
Capitated revenue	90,906	53,393	237,108	161,135
Shared savings	79,994	47,438	187,927	134,720
Care management fees (PMPM)	20,992	21,060	53,113	47,826
Other revenue	2,307	2,055	6,706	6,041
Total revenue	$580,419	$437,921	$1,581,669	$1,275,490
Fee-for-service (“FFS”) patient care is primarily generated from third-party payers with which the Company has established contractual billing arrangements. The following table presents the approximate percentages by source of net revenue received for healthcare services we provided for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Commercial insurers	72%	71%	71%	70%
Government payers	16%	15%	15%	14%
Patient	12%	14%	14%	16%
	100%	100%	100%	100%
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
For shared savings, the Company estimates the transaction price by analyzing the activities during the relevant time period in contemplation of the agreed upon benchmarks, metrics, performance criteria, inflation trend factors, risks ratio adjustments, and attribution criteria based on those and any other contractually defined factors. Revenue is not recorded until the price can be estimated by the Company and to the extent that it is probable that a significant reversal will not occur once any uncertainty associated with the variable consideration is subsequently resolved. Revenue is recorded during the period when the services are provided during a pre-set twelve-month annual measurement period. Subsequent changes to the estimate of the transaction price are generally recorded as adjustments to revenue in the period of the change. During September 2025, the Company received notice of final settlement from the Centers for Medicare and Medicaid Services for the Company’s portion of MSSP shared savings generated in the 2024 performance year. For the three and nine months ended September 30, 2025, the amount of revenue recognized related to the change in estimate of our Shared Savings accrual was $23.8 million and $28.5 million, respectively.
Contract Asset
The Company has the following contract assets:

(Dollars in Thousands)	September 30, 2025	December 31, 2024
Balances for contracts with customers
Accounts receivable	$499,041	$316,179
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
3. Business Combinations
On April 8, 2025, the Company entered into the Arizona market through the acquisition of PMG-AZ, whereby Privia acquired a 51% ownership interest in PMG-AZ. The acquisition was accounted for using the acquisition method pursuant to the requirements of ASC 805. The results of operations of the acquisition have been included in the Company’s consolidated financial statements since the date of acquisition.
The preliminary fair value of the assets acquired and liabilities assumed at the acquisition date were as follows (in thousands):

Cash	$5,942
Accounts receivable	6,319
Identifiable intangible assets:
Payer contract and physician network intangibles	64,400
Goodwill	30,600
Provider liability	(12,261)
Total acquired net assets	$95,000
Information regarding the net cash paid for the acquisition is as follows (in thousands):

Fair value of assets acquired, net of $5.9 million of cash acquired	$70,719
Accounts payable	(12,261)
Goodwill	30,600
Net cash paid for acquisition	$89,058

Pro Forma Total Revenues

PMG-AZ contributed revenue of $37.0 million from the date of acquisition through September 30, 2025. The following table summarizes the unaudited pro forma total revenues of the combined entity had the date of the acquisition been January 1, 2024:

	For the Nine Months Ended September 30,
(Dollars in Thousands)	2025	2024
Pro forma combined entity total revenue	$1,600,000	$1,329,858

The goodwill relating to the acquisition is primarily attributable to synergies related to the assembled workforce. Goodwill is measured as the excess of the consideration transferred over the fair value of assets acquired and liabilities assumed on the acquisition date. In connection with the acquisition, the seller is entitled to additional amounts up to a maximum value of $25.0 million, subject to meeting certain future targets. Of the $25.0 million, $10.0 million may be earned over a three-year period beginning at the acquisition date, and $15.0 million may be earned upon renewal of certain agreements in 2030. The Company accounted for these additional amounts as post combination expense and expects to recognize any amounts earned within General and administrative expenses in the consolidated statements of operations and Accounts payable and accrued expenses and Other non-current liabilities, for current and long-term liabilities, respectively, within the consolidated balance sheet. For the 2025 acquisition, the Company is in the process of completing its formal valuation analysis to identify and determine the fair value of tangible and identifiable intangible assets acquired and the liabilities assumed. Thus, the final allocation of the purchase price may differ from the preliminary estimates used at September 30, 2025 based on additional information obtained and completion of the valuation of the identifiable intangible assets. The Company does not expect any adjustments, if necessary, to be material.
4. Goodwill and Intangible Assets, Net
For the purposes of the goodwill impairment assessment, the Company as a whole is considered to be a reporting unit. The Company recognizes the excess of the purchase price, plus the fair value of any non-controlling interests in the acquiree, over the fair value of identifiable net assets acquired as goodwill. The Company performs a qualitative assessment on goodwill at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. If it is determined in the qualitative assessment that the fair value of a reporting unit is more likely than not below its carrying amount, then the Company will perform a quantitative impairment test. The quantitative goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. Any excess in the carrying value of a reporting unit’s goodwill over its fair value is recognized as an impairment loss, limited to the total amount of goodwill allocated to that reporting unit. The Company’s carrying value of goodwill at September 30, 2025 and December 31, 2024 was approximately $172.2 million and $141.6 million, respectively. No indicators of impairment were identified during the nine months ended September 30, 2025.
A summary of the Company’s intangible assets is as follows:

	September 30, 2025		December 31, 2024
(Dollars in thousands)	Intangible Assets	Accumulated Amortization	Intangible Assets	Accumulated Amortization
Trade names	$4,600	$2,549	$4,600	$2,377
Consumer customer relationships	3,100	2,777	3,100	2,758
Management service agreement	2,200	1,375	2,200	1,272
Physician network	16,052	1,720	10,902	916
Payer contracts	116,563	8,489	57,313	4,768
MSO service agreement	51,800	9,866	51,800	8,017
	194,315	$26,776	129,915	$20,108
Less accumulated amortization	(26,776)		(20,108)
Intangible assets, net	$167,539		$109,807
The remaining weighted average life of all amortizable intangible assets is approximately 17.0 years at September 30, 2025.
Amortization expense for intangible assets was approximately $2.6 million and $1.5 million for the three months ended September 30, 2025 and 2024, respectively, and $6.7 million and $4.6 million for the nine months ended September 30, 2025 and 2024, respectively.
Estimated amortization expense for the Company’s intangible assets for the following five years is as follows:

(Dollars in Thousands)
Remainder of 2025	$2,499
2026	9,997
2027	9,997
2028	9,997
2029	9,997
Thereafter	125,052
Total	$167,539
5. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

(Dollars in Thousands)	September 30, 2025	December 31, 2024
Accounts payable	$10,216	$9,755
Accrued employee compensation and benefits	7,165	5,999
Bonuses payable	20,043	20,421
Other accrued expenses	47,244	45,811
Total accounts payable and accrued expenses	$84,668	$81,986
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

Each period, the Company re-examines previously established provider liability estimates based on actual claim submissions and other changes in facts and circumstances. As more complete claims information becomes available, the Company adjusts its estimates and recognizes those changes in estimates in the period in which the change is identified. The difference between the estimated liability and the actual settlements of claims is recognized in the period in which the claims are settled. The Company’s provider liability balance represents management’s best estimate of its liability for unpaid provider expenses as of September 30, 2025 and 2024. The Company uses judgment to determine the appropriate assumptions for developing the required estimates.
The Company’s liabilities for unpaid medical claims under at-risk capitation arrangements, which are included in provider liability in the Company’s condensed consolidated balance sheets, were as follows:

	September 30,
(Dollars in Thousands)	2025	2024
Balance, beginning of period	$66,355	$67,138
Incurred health care costs
Current year	228,352	156,899
Prior years	(9,349)	1,384
Total claims incurred	$219,003	$158,283
Claims Paid
Current year	(159,911)	(97,883)
Prior years	(49,013)	(52,461)
Total claims paid	$(208,924)	$(150,344)
Balance, end of period	$76,434	$75,077
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
As of September 30, 2025, no amounts were outstanding under the Revolving Credit Facility.
Substantially all of the Company’s real and personal property serve as collateral under the above debt arrangements.
8. Income Taxes
The Company recorded a provision for income tax of $6.9 million and $4.0 million for the three months ended September 30, 2025 and 2024, respectively, and $11.4 million and $8.2 million for the nine months ended September 30, 2025 and 2024, respectively. This represents an effective tax rate of 37.4% and 41.2% as of September 30, 2025 and 2024, respectively. The effective tax rates for the three and nine months ended September 30, 2025, and 2024, respectively, differ from the statutory U.S. federal income tax rate of 21% primarily due to 162(m) limitations, state income taxes, and impacts of equity award vesting and exercise events.
Management considers both positive and negative evidence when evaluating the recoverability of our deferred tax assets (“DTAs”). The assessment is required to determine whether, based on all available evidence, it is more likely than not (i.e., greater than a 50% probability) that all or some portion of the DTAs will be realized in the future. As of September 30, 2025 and December 31, 2024, the weight of all available positive evidence was greater than the weight of all negative evidence, so a valuation allowance against the deferred tax asset was not recorded.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. These impacts did not have a material effect on the tax rate for the three and nine months ended September 30, 2025.

9. Stockholders’ Equity
On April 6, 2021, the Board approved the 2021 Omnibus Incentive Plan (the “Plan”) which permits awards in respect of up to 10,278,581 shares of our common stock, par value $0.01 per share (“Common Stock”). The Plan also provides for an automatic increase on the first day of each fiscal year following the effective date of the Plan by an amount equal to the lesser of (i) 5% of outstanding shares on December 31 of the immediately preceding fiscal year or (ii) such number of shares as determined by the Company’s Compensation Committee in its discretion. The Plan provides for the granting of stock options at a price equal to at least 100% of the fair market value of Common Stock as of the date of grant. The Plan also provides for the granting of Stock Appreciation Rights, Restricted Stock, Restricted Stock Units (“RSUs”), Performance Awards (“PSUs”) and other cash-based or other stock-based awards, all of which must be granted at not less than the fair market value of Common Stock as of the date of grant.
Prior to the Company’s initial public offering (“IPO”), the Company granted stock options pursuant to the PH Group Parent Corp. Stock Option Plan (the “PH Parent Option Plan”). The Company no longer issues grants under the PH Parent Option Plan and no shares of Common Stock are reserved for future issuance thereunder. On March 2, 2023, the Company entered into a strategic alignment agreement (the “Equity Alignment Agreement”) with ChoiceHealth, Inc. (“Novant Sub”), a subsidiary of Novant Health, Inc. (“Novant Health”). No shares have been issued to Novant Sub under the Equity Alignment Agreement as of September 30, 2025. A member of the Board is a member of the board of trustees of Novant Health.
Stock option activity
The following table summarizes stock option activity under the PH Parent Option Plan and the Plan:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2024	8,526,910	$10.03	7.17	$93,074
Granted	—	—
Exercised	(730,064)	6.33
Forfeited	(17,700)	21.24
Balance at September 30, 2025	7,779,146	$10.36	6.53	$113,716
Exercisable September 30, 2025	7,750,697	$10.30	6.53	$113,707
RSU Activity
The following table summarizes the RSU activity under the Plan:

	Number of Shares	Grant Date Fair Value
Unvested and outstanding at December 31, 2024	4,142,275	$23.73
Granted	2,180,768	24.88
Vested	(1,825,120)	24.03
Forfeited	(169,690)	24.19
Unvested and outstanding at September 30, 2025	4,328,233	$24.17
PSU Activity
The following table summarizes the PSU activity under the Plan:

	Number of Shares	Grant Date Fair Value
Unvested and outstanding at December 31, 2024	1,637,681	$27.02
Granted(1)	826,270	25.21
Vested	—	—
Forfeited	(4,215)	24.96
Unvested and outstanding at September 30, 2025	2,459,736	$26.42
(1) During the nine months ended September 30, 2025, Privia awarded RSUs in the form of PSUs to certain executive officers and employees which vest after three years, subject to continued employment of the recipients and the achievement of certain performance metric targets. The Company has identified certain performance metrics associated with these awards and certain targets will be fully established at a future date. The Company has determined that the service inception date precedes the grant date for these awards as (a) the awards were authorized prior to establishing an accounting grant date, (b) the recipients began providing services prior to the grant date, and (c) there are performance conditions that, if not met by the accounting grant date, will result in the forfeiture of the awards. As the service inception date precedes the accounting grant date, the Company recognizes stock-based compensation expense over the requisite service period based on the fair value at each reporting date.

Stock-based compensation expense
Total stock-based compensation expense for the three months ended September 30, 2025 and 2024, was approximately $19.0 million and $15.1 million, respectively, and $55.6 million and $41.4 million for the nine months ended September 30, 2025 and 2024, respectively. At September 30, 2025, there was approximately $104.8 million of unrecognized stock-based compensation expense related to unvested options, RSUs and PSUs, net of forfeitures, that is expected to be recognized over a weighted-average period of 1.1 years.
Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in Thousands)	2025	2024	2025	2024
Cost of platform	$6,785	$4,905	$19,979	$13,502
Sales and marketing	1,462	1,130	4,152	2,943
General and administrative	10,730	9,071	31,485	24,956
Total stock-based compensation	$18,977	$15,106	$55,616	$41,401
10. Commitments and Contingencies
There are no material commitments and contingencies as of September 30, 2025 and December 31, 2024.
We are currently involved in, and may in the future become involved in, legal proceedings, claims and investigations in the ordinary course of our business, including medical malpractice and consumer claims. When management determines that a loss is both probable and reasonably estimable, we accrue for loss contingencies associated with outstanding litigation. Although the results of these legal proceedings, claims and investigations cannot be predicted with certainty, we do not believe that the final outcome of any matters that we are currently involved in are reasonably likely to have a material adverse effect on our business, financial condition or results of operations. Regardless of final outcomes, however, any such proceedings, claims, and investigations may nonetheless impose a significant burden on management and employees and be costly to defend, with unfavorable preliminary or interim rulings.
11. Concentration of Credit and Revenue Risk
Our financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. While our cash and cash equivalents are managed by reputable financial institutions, the Company’s cash balances with the individual institutions may at times exceed the federally insured limits. At September 30, 2025, substantially all of the Company’s cash and cash equivalents were held at two financial institutions.
The following table provides the Company’s revenue concentrations with respect to major payers as a percentage of the Company’s total revenues:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in Thousands)	2025	2024	2025	2024
Payer A	28%	29%	28%	27%
Payer B	21%	19%	18%	18%
Payer C	17%	16%	16%	16%
The following table provides the Company’s concentrations of credit risk with respect to major payers comprising 10% or more of the Company’s receivables, net:

	For the Nine Months Ended September 30,
(Dollars in Thousands)	2025	2024
Payer A	58%	57%
Payer B	17%	16%
Payer C	10%	10%

12. Net Income Per Share
A reconciliation of net income available to common stockholders and the number of shares in the calculation of basic and diluted earnings per share was calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except for share and per share amounts)	2025	2024	2025	2024
Net income attributable to Privia Health Group, Inc. common stockholders	$6,861	$3,535	$13,768	$9,986
Weighted average common shares outstanding - basic	122,768,890	119,658,574	121,840,638	119,156,368
Weighted average common share outstanding - diluted	128,776,684	125,751,006	128,392,315	125,457,540
Earnings per share attributable to Privia Health Group, Inc. common stockholders – basic	$0.06	$0.03	$0.11	$0.08
Earnings per share attributable to Privia Health Group, Inc. common stockholders – diluted	$0.05	$0.03	$0.11	$0.08
The treasury stock method is used to consider the effect of the potentially dilutive stock options. The following outstanding shares of potentially dilutive securities were excluded from computation of diluted loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Nine Months Ended September 30,
	2025	2024
Potentially dilutive stock options to purchase common stock, RSUs and PSUs	8,015,438	8,293,114
Total potentially dilutive shares	8,015,438	8,293,114
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
The Company defines its CODM as its Chief Executive Officer, who regularly reviews financial operating results on a consolidated basis for purposes of allocating resources and evaluating financial performance. Although the Company derives its revenues from a number of different geographic regions, the Company neither allocates resources based on the operating results from the individual regions, nor manages each individual region as a separate business unit. The Company’s CODM manages the operations on a consolidated basis to make decisions about overall corporate resource allocation and to assess overall corporate profitability. As of September 30, 2025 and December 31, 2024, all of the Company’s long-lived assets were located in the United States.
The CODM uses consolidated net income attributable to Privia Health Group, Inc. to evaluate financial performance and allocate resources. Consolidated net income attributable to Privia Health Group, Inc. for the three months ended September 30, 2025 and 2024 were $6.9 million and $3.5 million, respectively, and $13.8 million and $10.0 million for the nine months ended September 30, 2025 and 2024, respectively.
14. Subsequent Events
During October 2025, the Company received $156.9 million from the Centers for Medicare and Medicaid Services as payment for the Company’s portion of MSSP shared savings generated in the 2024 performance year. Of this amount, approximately $88.4 million will be disbursed to providers for their participation in MSSP.
On September 23, 2025, the Company entered into a definitive agreement to acquire an ACO business from Evolent Health, Inc. for $100.0 million in cash at closing and up to an additional $13.0 million subject to final performance under MSSP for 2025. Subject to applicable regulatory approvals and other customary closing conditions, the transaction is expected to close in the fourth quarter of 2025.

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
We provide management and administrative services to the Medical Groups through a local MSO, which provides Medical Groups with access to VBC opportunities either directly or through a Privia-owned ACO. We have national committees that distribute quality guidance, and we employ Chief Medical Officers who provide clinical oversight and direction over the clinical affairs of the Owned Medical Groups. Additionally, we hold the provider contracts, maintain the patient records, set reimbursement rates, and negotiate payer contracts on behalf of the Owned Medical Groups.
In some instances, we also move into and expand in new and existing markets through our Privia Care Partners model, which offers an affiliation model to providers who are looking solely for VBC solutions. For those practices, we furnish population health services, reporting and analytics, along with certain management services.
GAAP Financial Measures
•    Revenue was $580.4 million and $437.9 million for the three months ended September 30, 2025 and 2024, respectively and $1.58 billion and $1.28 billion for the nine months ended September 30, 2025 and 2024, respectively;
•    Gross profit was $122.6 million and $99.9 million for the three months ended September 30, 2025 and 2024, respectively, and $339.0 million and $291.6 million for the nine months ended September 30, 2025 and 2024, respectively;
•    Operating income was $14.4 million and $5.8 million for the three months ended September 30, 2025 and 2024, respectively and $23.0 million and $11.7 million for the nine months ended September 30, 2025 and 2024, respectively; and
•    Net income attributable to Privia Health Group, Inc. was $6.9 million and $3.5 million, for the three months ended September 30, 2025 and 2024, respectively and $13.8 million and $10.0 million for the nine months ended September 30, 2025 and 2024, respectively.
Key Metrics and Non-GAAP Financial Measures
•    Practice Collections were $940.4 million and $739.9 million for the three months ended September 30, 2025 and 2024, respectively and $2.60 billion and $2.18 billion for the nine months ended September 30, 2025 and 2024, respectively;
•    Care Margin was $125.2 million and $101.4 million for the three months ended September 30, 2025 and 2024, respectively and $345.7 million and $296.1 million for the nine months ended September 30, 2025 and 2024, respectively;
•    Platform Contribution was $70.6 million and $50.3 million for the three months ended September 30, 2025 and 2024, respectively and $179.8 million and $142.4 million for the nine months ended September 30, 2025 and 2024, respectively; and
•    Adjusted EBITDA was $38.2 million and $23.6 million for the three months ended September 30, 2025 and 2024, respectively and $94.1 million and $65.6 million for the nine months ended September 30, 2025 and 2024, respectively.

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
FFS Revenue
We generate FFS-patient care revenue when we collect reimbursements for FFS medical services provided by Privia Providers. Our agreements with our providers have a multi-year term length and we have historically experienced a 96% provider retention rate, both of which lead to a highly predictable and recurring revenue model. Our FFS contracts with payer partners typically contain annual rate inflators and enhanced commercial FFS rates given our scale in each of our markets. As a result of receiving these rate inflators and enhancements, if we continue to be successful in expanding our provider base, we expect revenue will grow year-over-year in absolute dollars. In addition, in our FFS-patient care revenue, we include collections generated from ancillary services such as clinical laboratory, imaging and pharmacy operations. We also generate FFS-administrative services revenue by providing administration and management services to medical groups which are not owned or consolidated by us. FFS-patient care revenue represented 60.7% and 64.7% of total revenue for the three months ended September 30, 2025 and 2024, respectively, and 63.0% and 65.4% for the nine months ended September 30, 2025 and 2024, respectively. FFS-administrative services revenue represented 5.8% and 7.0% of total revenue for the three months ended September 30, 2025 and 2024, respectively, and 6.4% and 7.2% for the nine months ended September 30, 2025 and 2024, respectively.
VBC Revenue
Over time, we create incremental value for our provider partners by enabling them to succeed in VBC arrangements. We generate VBC revenue when our providers are reimbursed through traditional FFS Medicare, the Medicare Shared Savings Program (“MSSP”), Medicare Advantage, commercial payers and other existing and emerging direct payer and employer contracting programs. Given recent regulatory and utilization headwinds in Medicare Advantage, during the first quarter of 2024, the Company renegotiated certain capitation agreements for more favorable contract structures. The revenue is primarily collected in the form of (i) Capitated revenue earned by providing healthcare services to Medicare Advantage attributed beneficiaries for a defined group of services including professional, institutional and pharmacy through a contract that is typically known as an “at-risk contract,” (ii) Shared savings earned based on improved quality and lower cost of care for our attributed lives in VBC incentive arrangements and (iii) Care management fees to cover costs of services typically not reimbursed under traditional FFS payment models, including population management, care coordination, advanced technology and analytics. VBC revenue represented 33.1% and 27.8% of total revenue for the three months ended September 30, 2025 and 2024, respectively, and 30.2% and 26.9% for the nine months ended September 30, 2025 and 2024, respectively.
Other Revenue
The remainder of our revenue is derived from leveraging our existing base of providers and patients to deliver value-oriented services such as virtual visits, virtual scribes and coding. Other revenue represented 0.4% and 0.5% of total revenue for the three months ended September 30, 2025 and 2024, respectively, and 0.4% and 0.5% for the nine months ended September 30, 2025 and 2024, respectively.
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
Payer Contracts and Ability to Move Markets to VBC
Our FFS and VBC revenue is dependent upon our contracts and relationships with payers. We partner with a large and diverse set of payer groups nationally and in each of our markets to form provider networks and to lower the overall cost of care, and we structure bespoke contracts to help both providers and payers achieve their objectives in a mutually aligned manner. Maintaining, supporting and increasing the number of these contracts and relationships, particularly as we enter new markets, is important for our long-term success. We typically enter into multiyear contracts with our Medical Groups, Privia Physicians, health system or hospital partners, accountable care organization (“ACO”) participants and payer customers, which often have a stated initial term of three years and automatically renew for successive one-year terms. From time to time, we may renegotiate or attempt to renegotiate our payer contracts in the ordinary course of business prior to the expiration of their stated terms. If the counterparties fail to renew their contracts, renew their contracts upon less favorable terms or at lower fee levels or fail to utilize additional products and services obtained from us, or if we fail to renegotiate contracts with our counterparties on favorable terms or at all, our revenue may decline and our future revenue growth may be constrained.
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
As of September 30, 2025, the total number of Privia-owned ACOs is nine.
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
We launched Privia Care Partners on January 1, 2022 to offer a more flexible affiliation model for providers who do not desire to join one of our Medical Groups. This model aggregates providers in certain of our existing markets as well as new markets who are looking solely for VBC solutions without the necessity of changing EMR providers. We furnish population health services, reporting and analytics to such providers along with a menu of management services from which providers may choose. We continue to have Privia Care Partners’ providers transitioning to our Privia Medical Group model, which demonstrates the flexibility of our operating model and technology stack, as well as the ability to support physicians wherever they are in their transition value based care.
Key Metrics and Non-GAAP Financial Measures
We review a number of operating and financial metrics, including the following key metrics and non-GAAP financial measures, to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plans, and make strategic decisions.
Key Metrics

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Implemented Providers (as of end of period)	5,250	4,642	5,250	4,642
Attributed Lives (in thousands) (as of end of period)	1,406	1,247	1,406	1,247
Practice Collections (1) ($ in millions)	$940.4	$739.9	$2,601.9	$2,175.6
(1) We define Practice Collections as the total collections from all practices in all markets and all sources of reimbursement (FFS, VBC and other) that we receive for delivering care and providing our platform and associated services. Practice Collections differ from revenue by including collections from Non-Owned Medical Groups.
Implemented Providers
We define Implemented Providers as the total of all service professionals on our platform at the end of a given period who are credentialed by Privia Health and bill for medical services, in both Owned and Non-Owned Medical Groups during that period. This includes, but is not limited to, physicians, physician assistants, and nurse practitioners. We believe that growth in the number of Implemented Providers is a key indicator of the performance of our business and expected revenue growth. This growth depends, in part, on our ability to successfully add new practices in existing markets and expand into new markets. The number of Implemented Providers increased 13.1% as of September 30, 2025 compared to September 30, 2024, due to organic growth in our healthcare delivery business as well as our entrance into the Indiana and Arizona markets.
Attributed Lives
We define Attributed Lives as any patient that a payer deems attributed to Privia to deliver care as part of a VBC arrangement through a provider of primary care services as of the end of a particular period. The number of Attributed Lives is an important measure that impacts the amount of VBC revenue we receive. Attributed Lives increased 12.8% as of September 30, 2025 compared to September 30, 2024, due to our entrance into the Indiana and Arizona markets, as well as organic growth.
Practice Collections
We define Practice Collections as the total collections from all practices in all markets and all sources of reimbursement (FFS, VBC and other) that we receive for delivering care and providing our platform and associated services. Practice Collections differ from revenue by adding collections from Non-Owned Medical Groups. FFS arrangements accounted for 78.8% and 82.5% of our practice collections for the three months ended September 30, 2025 and 2024, respectively, and 80.8% and 83.1% for the nine months ended September 30, 2025 and 2024, respectively. VBC accounted for 20.9% and 17.3% of practice collections for the three months ended

September 30, 2025 and 2024, respectively, and 19.0% and 16.6% for the nine months ended September 30, 2025 and 2024, respectively.
Practice Collections increased 27.1% for the three months ended September 30, 2025 when compared to the same period in 2024, and 19.6% for the nine months ended September 30, 2025 compared to the same period in 2024, primarily mainly due to organic growth of our healthcare delivery business and our entrance into the Indiana and Arizona markets.
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(amounts in thousands, except for percentages)	2025	2024	2025	2024
Care Margin (1) ($)	$125,210	$101,420	$345,659	$296,117
Platform Contribution (1) ($)	$70,555	$50,257	$179,754	$142,388
Platform Contribution Margin (1) (%)	56.3%	49.6%	52.0%	48.1%
Adjusted EBITDA (1) ($)	$38,187	$23,624	$94,093	$65,568
Adjusted EBITDA Margin (1) (%)	30.5%	23.3%	27.2%	22.1%
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

Care Margin
We define Care Margin as Gross Profit excluding amortization of intangible assets. Gross Profit is defined as total revenue less provider expenses and amortization of intangible assets. Our Care Margin generated from FFS revenue is contractual and recurring in nature, and primarily based on an individually negotiated percentage of collections for each practice that joins Privia. Our Care Margin generated from VBC revenue is based on a percentage of care management fees and shared savings collected. We view Care Margin as all of the dollars available for us to manage our business, including providing administrative support to our practices, investing in sales and marketing to attract new providers to the Privia Platform, and supporting the organization through our corporate infrastructure. We expect Care Margin will grow year-over-year in absolute dollars as we continue to expand our provider base. We would also expect our care management and shared savings economics in our VBC arrangements to improve on a per patient basis as we manage towards lower total cost of care for our Attributed Lives and move towards higher risk/higher reward VBC arrangements over time. Care Margin increased 23.5% for the three months ended September 30, 2025 when compared to the same period in 2024 and increased 16.7% for the nine months ended September 30, 2025 when compared to the same period in 2024 due to organic growth of our medical practice business and change in estimate related to our Shared Savings accrual. As a percentage of revenue, Care Margin decreased to 21.6% for the three months ended September 30, 2025 from 23.2% for the same period in 2024 and decreased to 21.9% for the nine months ended September 30, 2025, compared to 23.2% during the same period in 2024. We continue to make strategic investments to provide better service to both our patients and physicians at a pace slower than the increase in revenue.
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

The following table provides a reconciliation of gross profit, the most closely comparable GAAP financial measure, to Care Margin:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited and amounts in thousands)	2025	2024	2025	2024
Revenue	$580,419	$437,921	$1,581,669	$1,275,490
Provider expense	(455,209)	(336,501)	(1,236,010)	(979,373)
Amortization of intangible assets	(2,601)	(1,506)	(6,670)	(4,560)
Gross Profit	$122,609	$99,914	$338,989	$291,557
Amortization of intangibles assets	2,601	1,506	6,670	4,560
Care margin	$125,210	$101,420	$345,659	$296,117
Platform Contribution
We define Platform Contribution as Gross Profit, excluding amortization of intangible assets, less Cost of platform and excluding stock-based compensation expense included in Cost of platform. The following table provides a reconciliation of gross profit, the most closely comparable GAAP financial measure, to Platform Contribution. We consider Platform Contribution to be an important measure to monitor our performance, specific to pricing of our services, direct costs of delivering care, and cost of our platform and associated services. As a provider spends a longer time on the Privia Platform, we expect the Platform Contribution from that provider to increase both in terms of absolute dollars as well as a percent of Care Margin. We expect that this increase will be driven by improving per provider revenue economics over time as well as our ability to generate operating leverage on our in-market infrastructure costs. Platform Contribution increased 40.4% for the three months ended September 30, 2025 when compared to the same period in 2024, and increased 26.2% for the nine months ended September 30, 2025 when compared to the same period in 2024, in each case due to organic growth of our medical practice business and a change in estimate related to our Shared Savings accrual.
The following table provides a reconciliation of gross profit, the most closely comparable GAAP financial measure, to Platform Contribution:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited and amounts in thousands)	2025	2024	2025	2024
Revenue	$580,419	$437,921	$1,581,669	$1,275,490
Provider expense	(455,209)	(336,501)	(1,236,010)	(979,373)
Amortization of intangibles assets	(2,601)	(1,506)	(6,670)	(4,560)
Gross Profit	$122,609	$99,914	$338,989	$291,557
Amortization of intangibles assets	2,601	1,506	6,670	4,560
Cost of platform	(61,440)	(56,068)	(185,884)	(167,231)
Stock-based compensation(1)	6,785	4,905	19,979	13,502
Platform Contribution	$70,555	$50,257	$179,754	$142,388
(1) Amount represents stock-based compensation expense included in Cost of platform.
Platform Contribution Margin
We define Platform Contribution Margin as Platform Contribution as a percentage of Care Margin. We consider Platform Contribution Margin to be an important measure to monitor our performance, specific to pricing of our services, direct costs of delivering care, and cost of our platform and associated services. As a provider spends a longer time on the Privia Platform, we expect the Platform Contribution from that provider to increase both in terms of absolute dollars as well as a percent of Care Margin. We expect that this increase will be driven by improving per provider revenue economics over time as well as our ability to generate operating leverage on our in-market infrastructure costs. Platform Contribution Margin was 56.3% for the three months ended September 30, 2025 compared to 49.6% during the same period in 2024, and 52.0% for the nine months ended September 30, 2025 compared to 48.1% during the same period in 2024. We continue to make strategic investments to provide better service to both our patients and physicians at a pace slower than the increase in revenue.
In addition to our financial results determined in accordance with GAAP, we believe Platform Contribution and Platform Contribution Margin, each, a non-GAAP measure, are useful in evaluating our operating performance. We use Platform Contribution and Platform Contribution Margin to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our business, results of operations or outlook. In particular, we believe that the use of Platform Contribution and Platform Contribution Margin is helpful to our investors as they are metrics used by management in assessing the health of our business and our operating performance.

Adjusted EBITDA
We define Adjusted EBITDA as net income excluding interest income, interest expense, non-controlling expense / income, depreciation and amortization, stock-based compensation, severance, other one time or non-recurring expenses, employer taxes on equity vesting/exercises and the provision for income taxes. We include Adjusted EBITDA because it is an important measure by which our management assesses and believes investors should assess our operating performance. We consider Adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis. Adjusted EBITDA has limitations as an analytical tool including: (i) Adjusted EBITDA does not reflect the impact of stock-based compensation expense, and (ii) Adjusted EBITDA does not reflect interest expense on our debt or the cash requirements necessary to service interest or principal payments. Adjusted EBITDA increased 61.6% for the three months ended September 30, 2025, when compared to the same period in 2024, and 43.5% for the nine months ended September 30, 2025 compared to the same period in 2024, in each case due to organic growth of our medical practice business, growth in Attributed Lives, growth in our value based care business, and a change in estimate related to our Shared Savings accrual.
Adjusted EBITDA Margin
We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of Care Margin. We included Adjusted EBITDA Margin because it is an important measure by which our management assesses and believes investors should assess our operating performance. We consider Adjusted EBITDA Margin to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis. Adjusted EBITDA Margin was 30.5% for the three months ended September 30, 2025 an increase from 23.3% for the same period in 2024, and 27.2% for the nine months ended September 30, 2025, and increase from 22.1% for the same period in 2024, due to organic growth of our medical practice business, growth in our value based care business, and a change in estimate related to our Shared Savings accrual.
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
The following table provides a reconciliation of net income attributable to the Company, the most closely comparable GAAP financial measure, to Adjusted EBITDA:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited and amounts in thousands)	2025	2024	2025	2024

Net income attributable to Privia Health Group, Inc.	$6,861	$3,535	$13,768	$9,986
Net income attributable to non-controlling interests	2,946	443	5,373	1,691
Provision for income taxes	6,867	3,999	11,426	8,171
Interest income, net	(2,271)	(2,164)	(7,610)	(8,114)
Depreciation and amortization	2,766	1,797	7,250	5,436
Stock-based compensation	18,977	15,106	55,616	41,401
Other expenses(1)	2,041	908	8,270	6,997
Adjusted EBITDA	$38,187	$23,624	$94,093	$65,568

(1) Other expenses include employer taxes on equity vesting/exercises, severance and certain non-recurring costs.

Components of Results of Operations
Revenue
As noted above under “Our Revenue,” revenue is earned in three main categories: FFS revenue, VBC revenue and other revenue.
Operating Expenses
Provider expenses
Provider expenses are amounts accrued or payments made to physicians, hospitals and other service providers, including Privia Physicians, their Affiliated Practices, and providers the Company has contracted with through payer partners. Those costs include physician guaranteed payments and other required distributions pursuant to the service agreements as well as medical claims costs for services provided to attributed beneficiaries under at-risk Capitated revenue arrangements for which the Company is financially responsible whether paid directly by the Company or indirectly by payers with whom the Company has contracted. Provider expenses are recognized in the period in which services are provided.
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

Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025	2024	Change ($)	Change (%)	2025	2024	Change ($)	Change (%)
(in thousands)
Revenue	$580,419	$437,921	$142,498	32.5%	$1,581,669	$1,275,490	$306,179	24.0%
Operating expenses:
Provider expense	455,209	336,501	118,708	35.3%	1,236,010	979,373	256,637	26.2%
Cost of platform	61,440	56,068	5,372	9.6%	185,884	167,231	18,653	11.2%
Sales and marketing	6,960	7,047	(87)	(1.2)%	20,687	19,984	703	3.5%
General and administrative	39,641	30,695	8,946	29.1%	108,881	91,732	17,149	18.7%
Depreciation and amortization	2,766	1,797	969	53.9%	7,250	5,436	1,814	33.4%
Total operating expenses	566,016	432,108	133,908	31.0%	1,558,712	1,263,756	294,956	23.3%
Operating income	14,403	5,813	8,590	147.8%	22,957	11,734	11,223	95.6%
Interest income, net	2,271	2,164	107	4.9%	7,610	8,114	(504)	(6.2)%
Income before provision for income taxes	16,674	7,977	8,697	109.0%	30,567	19,848	10,719	54.0%
Provision for income taxes	6,867	3,999	2,868	71.7%	11,426	8,171	3,255	39.8%
Net income	9,807	3,978	5,829	146.5%	19,141	11,677	7,464	63.9%
Less: Net income attributable to non-controlling interests	2,946	443	2,503	565.0%	5,373	1,691	3,682	217.7%
Net income attributable to Privia Health Group, Inc.	$6,861	$3,535	$3,326	94.1%	$13,768	$9,986	$3,782	37.9%
Revenue
The following table presents our revenues disaggregated by source:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Dollars in Thousands)	2025	2024	Change ($)	Change (%)	2025	2024	Change ($)	Change (%)
FFS-patient care	$352,604	$283,278	$69,326	24.5%	$995,829	$833,862	$161,967	19.4%
FFS-administrative services	33,616	30,697	2,919	9.5%	100,986	91,906	9,080	9.9%
Capitated revenue	90,906	53,393	37,513	70.3%	237,108	161,135	75,973	47.1%
Shared savings	79,994	47,438	32,556	68.6%	187,927	134,720	53,207	39.5%
Care management fees (PMPM)	20,992	21,060	(68)	(0.3)%	53,113	47,826	5,287	11.1%
Other Revenue	2,307	2,055	252	12.3%	6,706	6,041	665	11.0%
Total Revenue	$580,419	$437,921	$142,498	32.5%	$1,581,669	$1,275,490	$306,179	24.0%
Three months ended September 30, 2025 and 2024
Revenue was $580.4 million for the three months ended September 30, 2025, an increase from $437.9 million for the three months ended September 30, 2024. Key drivers of this revenue growth include: FFS–patient care revenue and FFS-administrative services, which increased $69.3 million and $2.9 million, respectively, primarily attributable to the addition of new providers and increase in visit volume; an increase in capitated revenue of $37.5 million primarily due to an increase in Attributed Lives related to capitated arrangements, improved contract terms and an increase in estimated per capita revenue; and an increase in shared savings revenue of $32.6 million primarily due to an increase in Attributed Lives in Medicare programs, continued strong performance in our value based care programs and a change in estimate related to our Shared Savings accrual.

Nine months ended September 30, 2025 and 2024
Revenue was $1.58 billion for the nine months ended September 30, 2025, an increase from $1.28 billion for the nine months ended September 30, 2024. Key drivers of this revenue growth include: FFS–patient care revenue and FFS-administrative services, which increased $162.0 million and $9.1 million, respectively, primarily attributable to the addition of new providers and increase in visit volume; an increase in capitated revenue of $76.0 million primarily due to an increase in Attributed Lives related to capitated arrangements, improved contract terms and an increase in estimated per capita revenue; an increase in shared savings revenue of $53.2 million during the nine months ended September 30, 2025 primarily due to an increase in Attributed Lives in Medicare programs, continued strong performance in our value based care programs and a change in estimate related to our Shared Savings accrual; and an increase in PMPM revenue of $5.3 million primarily due to increased Attributed Lives and continued strong performance in our value based care programs.
Operating Expenses

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Dollars in Thousands)	2025	2024	Change ($)	Change (%)	2025	2024	Change ($)	Change (%)
Operating Expenses:
Provider expense	$455,209	$336,501	$118,708	35.3%	$1,236,010	$979,373	$256,637	26.2%
Cost of platform	61,440	56,068	5,372	9.6%	185,884	167,231	18,653	11.2%
Sales and marketing	6,960	7,047	(87)	(1.2)%	20,687	19,984	703	3.5%
General and administrative	39,641	30,695	8,946	29.1%	108,881	91,732	17,149	18.7%
Depreciation and amortization expense	2,766	1,797	969	53.9%	7,250	5,436	1,814	33.4%
Total operating expenses	$566,016	$432,108	$133,908	31.0%	$1,558,712	$1,263,756	$294,956	23.3%
Provider expenses
Provider expenses were $455.2 million for the three months ended September 30, 2025 compared to $336.5 million for the same period in 2024, and $1.24 billion for the nine months ended September 30, 2025 compared to $979.4 million for the same period in 2024. The increase was driven primarily by higher FFS-patient care revenue and growth in Implemented Providers during 2025.
Cost of platform
Cost of platform expenses were $61.4 million for the three months ended September 30, 2025 compared to $56.1 million for the same period in 2024. The increase was primarily driven by an increase in salaries and benefits of $2.0 million related to continued growth during the three months ended September 30, 2025 compared the same period in 2024 and an increase in stock-based compensation expense of $1.9 million, primarily related to an increase in stock-based awards granted in 2025 compared to 2024, as well as various immaterial costs.
Cost of platform expenses were $185.9 million for the nine months ended September 30, 2025 compared to $167.2 million for the same period in 2024. The increase was primarily driven by an increase in salaries and benefits of $6.9 million related to continued growth during the nine months ended September 30, 2025 compared to the same period in 2024, an increase of $6.5 million in stock-based compensation expense, and an increase of $4.4 million in professional services related to additional consulting services.
Sales and marketing
Sales and marketing expenses remained relatively consistent for the three months ended September 30, 2025 when compared to the same period in 2024.
Sales and marketing expenses were $20.7 million for the nine months ended September 30, 2025 compared to $20.0 million for the same period in 2024. The increase was driven primarily by an increase in stock-based compensation expense of $1.2 million partially offset by various immaterial costs.
General and administrative
General and administrative expenses were $39.6 million for the three months ended September 30, 2025 compared to $30.7 million for the same period in 2024. The increase was primarily driven by an increase of $4.4 million in professional services, an increase of $1.7 million in stock-based compensation expense which is primarily attributed an increase in stock-based awards granted in 2025 compared to 2024, and an increase in salaries and benefits of $0.7 million, as well as various immaterial costs.
General and administrative expenses were $108.9 million for the nine months ended September 30, 2025 compared to $91.7 million for the same period in 2024. The increase was driven by an increase of $7.3 million in professional services, an increase of $6.5 million in stock-based compensation expense, and an increase in salaries and benefits of $3.8 million.

Depreciation and amortization expense
Depreciation and amortization expenses were $2.8 million for the three months ended September 30, 2025 compared to $1.8 million for the same period in 2024, and $7.3 million for the nine months ended September 30, 2025 compared to $5.4 million for the same period in 2024. This increase was primarily driven by amortization of intangible assets related to an acquisition in 2025.
Interest income, net
Interest income was $2.3 million for the three months ended September 30, 2025 compared to $2.2 million for the same period in 2024, and $7.6 million for the nine months ended September 30, 2025 compared to $8.1 million for the same period in 2024. Interest income is primarily based on the cash balance held in interest bearing accounts.
Provision for income taxes
The provision for income taxes was $6.9 million for the three months ended September 30, 2025, compared to the provision for income taxes of $4.0 million for the same period in 2024. The change was primarily attributable to additional tax benefits stemming from share-based compensation related to stock option exercises and restricted stock unit vesting events.
The provision for income taxes was $11.4 million for the nine months ended September 30, 2025, an increase from the provision for income taxes of $8.2 million for the same period in 2024. The provision for income taxes is primarily the result of pre-tax income offset by non-deductible stock-based compensation expense and its impact on the annualized effective tax rate.
Net income attributable to non-controlling interests
Net income attributable to non-controlling interests was $2.9 million for the three months ended September 30, 2025 compared to $0.4 million during the same period in 2024, and $5.4 million for the nine months ended September 30, 2025, an increase compared to a net income of $1.7 million during the same period in 2024. The change is primarily related to the continued growth in new markets entered.
Liquidity and Capital Resources
General
To date, we have financed our operations principally through sale of our equity, payments received from various payers and through borrowings under the prior Credit Agreement. As of September 30, 2025, we had cash and cash equivalents of $441.4 million. Our cash and cash equivalents primarily consist of highly liquid investments in money market funds and cash.
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
Indebtedness
See Note 7 “Debt” for discussion on our Credit Facilities.
Cash Flows
Our cash requirements within the next twelve months include provider liabilities, accounts payable and accrued liabilities, and purchase commitments and other obligations. We expect the cash required to meet these obligations to be primarily generated through cash flows from operations and our available cash. Based on current and anticipated levels of operations, we anticipate that net cash provided by operating activities, together with the available cash on hand at September 30, 2025, should be adequate to meet anticipated cash requirements for the short term (next 12 months) and long term (beyond 12 months).

The following table presents a summary of our condensed consolidated cash flows from operating, investing and financing activities for the periods indicated:

	For the Nine Months Ended September 30,
	2025	2024
(in thousands)
Condensed Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$35,904	$34,484
Net cash used in investing activities	(90,258)	(5,713)
Net cash provided by financing activities	4,557	3,715
Net (decrease) increase in cash and cash equivalents	$(49,797)	$32,486
Operating Activities
Net cash provided by operating activities was $35.9 million for the nine months ended September 30, 2025, an increase from net cash provided by operating activities of $34.5 million for the same period in 2024. Significant changes impacting net cash provided by operating activities for the nine months ended September 30, 2025 compared to the same period in 2024 were as follows:
•An increase in net income of $7.4 million compared to the same period in 2024. Net income was $19.1 million for the nine months ended September 30, 2025 compared to income of $11.7 million for the same period in 2024.
•An increase of $(179.6) million in accounts receivable and prepaid and other current assets, for the nine months ended September 30, 2025 compared to the same period in 2024 of $(122.5) million, a difference of $(57.1) million. The change is primarily due to an increase in FFS and VBC revenue.
•An increase of $118.8 million in provider liability for the nine months ended September 30, 2025 compared to an increase of $85.2 million during the same period in 2024, a difference of $33.6 million. The increase is primarily due to an increase in Implemented Providers and an increase in provider expenses related to the increase in FFS and VBC revenue.
Investing Activities
Net cash used in investing activities was $90.3 million for the nine months ended September 30, 2025 compared to $5.7 million during the same period in 2024, primarily due to business acquisitions during the second quarter of 2025.
Financing Activities
Net cash provided by financing activities was $4.6 million for the nine months ended September 30, 2025, an increase from $3.7 million for financing activities for the same period in 2024. The increase is primarily due to an increase in proceeds from stock options exercised during the nine months ended September 30, 2025.
Contractual Obligations, Commitments and Contingencies
Operating Leases. The Company leases office space under various operating lease agreements. The initial terms of these leases range from 2 to 9 years and generally provide for periodic rent increases, renewal, and termination operations. Total rent expense under operating leases was $0.8 million and $0.7 million for each of the three months ended September 30, 2025 and 2024, and $2.1 million for each of the nine months ended September 30, 2025 and 2024, respectively
Off Balance Sheet Obligations. We do not have any off-balance sheet arrangements as of September 30, 2025.
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
Interest Rate Risk
Our primary market risk exposure is changing prime rate-based interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. Our Credit Agreement bears interest at a base rate plus applicable margin, with the base rate being the higher of the Prime Rate or the Federal Funds Rate plus 0.50%. In no event will the base rate be less than 1.0%. As of September 30, 2025, the Company had no outstanding debt under the Credit Agreement.
Inflation Risk
Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2025.
Changes to our Internal Controls over Financial Reporting
There were no changes made to the Company’s internal control over financial reporting during the nine months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULT UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On August 22, 2025, Shawn Morris, a member of the Board, adopted a new trading plan for the sale of securities that is intended to satisfy the affirmative defense conditions of Rule 10b5-1 of the Exchange Act (the “New Morris Plan”). The first possible trade date under the New Morris Plan is December 8, 2025, and the end date of the New Morris Plan is August 31, 2026, for a duration of approximately eight months. The aggregate amount of securities that may be sold under the New Morris Plan is 1,875,000.
On August 13, 2025, David Mountcastle, the Company’s Chief Financial Officer, adopted a new trading plan for the sale of securities that is intended to satisfy the affirmative defense conditions of Rule 10b5-1 of Exchange Act (the “New Mountcastle Plan”). The first possible trade date under the New Mountcastle Plan is December 1, 2025, and the end date of the New Mountcastle Plan is November 30, 2026, for a duration of approximately one year. The aggregate amount of securities that may be sold under the New Mountcastle Plan is 139,005.

Item 6.    EXHIBITS

Exhibit Number	Description

4.1	Description of Capital Stock

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, filed herewith.

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Schema **

101.CAL	XBRL Taxonomy Definition **

101.DEF	XBRL Taxonomy Calculation **

101.LAB	XBRL Taxonomy Labels **

101.PRE	XBRL Taxonomy Presentation **

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)**
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

Privia Health Group, Inc.

Dated:	November 06, 2025	/s/ David Mountcastle
Name: David Mountcastle
Title: Executive Vice President, Chief Financial Officer and Authorized Officer