Form 10-Q
period 2026-03-31
Privia Health Group, Inc.
filed 2026-05-07
CIK 1759655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2026, the registrant had outstanding 126,012,374 shares of common stock.

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
•the continued availability of a qualified workforce, including staff at our Medical Groups, and the continued upward pressure on compensation for such workforce; and
•other risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”) and our other filings with the Securities and Exchange Commission (“SEC”).

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

Part I - Financial Information
ITEM 1. FINANCIAL STATEMENTS
Privia Health Group, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$419,524	$479,685
Accounts receivable	513,676	400,902
Prepaid expenses and other current assets	32,822	30,414
Total current assets	966,022	911,001
Non-current assets:
Property and equipment, net	384	504
Right-of-use assets	8,307	8,794
Intangible assets, net	212,784	215,919
Goodwill	209,842	209,842
Deferred tax asset	—	2,274
Other non-current assets	20,553	21,044
Total non-current assets	451,870	458,377
Total assets	$1,417,892	$1,369,378

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$80,555	$96,804
Provider liability	518,629	469,516
Operating lease liabilities, current	2,114	2,200
Total current liabilities	601,298	568,520
Non-current liabilities:
Operating lease liabilities, non-current	6,907	7,331
Deferred tax liability	254	—
Other non-current liabilities	3,529	2,584
Total non-current liabilities	10,690	9,915
Total liabilities	611,988	578,435
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.01 par value, 1,000,000,000 and 1,000,000,000 shares authorized; 125,689,005 and 123,604,576 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	1,257	1,236
Additional paid-in capital	905,048	892,291
Accumulated deficit	(153,246)	(156,310)
Total Privia Health Group, Inc. stockholders’ equity	753,059	737,217
Non-controlling interest	52,845	53,726
Total stockholders’ equity	805,904	790,943
Total liabilities and stockholders’ equity	$1,417,892	$1,369,378
The accompanying notes are an integral part of these condensed consolidated financial statements.

Privia Health Group, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2026	2025

Revenue	$603,847	$480,097

Operating expenses:
Provider expense	475,117	374,809
Cost of platform	68,420	59,526
Sales and marketing	8,134	6,922
General and administrative	41,473	31,721
Depreciation and amortization	3,281	1,901
Total operating expenses	596,425	474,879
Operating income	7,422	5,218
Interest income, net	1,888	2,931
Income before provision for income taxes	9,310	8,149
Provision for income taxes	5,600	2,103
Net income	3,710	6,046
Less: Net income attributable to non-controlling interests	646	1,826
Net income attributable to Privia Health Group, Inc.	$3,064	$4,220
Net income per share attributable to Privia Health Group, Inc. stockholders – basic	$0.02	$0.03
Net income per share attributable to Privia Health Group, Inc. stockholders – diluted	$0.02	$0.03
Weighted average common shares outstanding – basic	124,152,526	120,623,670
Weighted average common shares outstanding – diluted	130,878,939	127,752,527
The accompanying notes are an integral part of these condensed consolidated financial statements.

Privia Health Group, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share and per share amounts)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity attributable to Privia Health Group, Inc.	Non-controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2024	120,309,346	$1,203	$813,209	$(179,229)	$635,183	$48,264	$683,447
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	1,081,968	11	2,232	—	2,243	—	2,243
Stock-based compensation expense	—	—	17,790	—	17,790	—	17,790
Net income	—	—	—	4,220	4,220	1,826	6,046
Balance at March 31, 2025	121,391,314	$1,214	$833,231	$(175,009)	$659,436	$50,090	$709,526

Balance at December 31, 2025	123,604,576	$1,236	$892,291	$(156,310)	$737,217	$53,726	$790,943
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	2,084,429	21	753	—	774	—	774
Stock-based compensation expense	—	—	21,921	—	21,921	—	21,921
Repurchase of non-controlling interest	—	—	(9,917)	—	(9,917)	(1,527)	(11,444)
Net income	—	—	—	3,064	3,064	646	3,710
Balance at March 31, 2026	125,689,005	$1,257	$905,048	$(153,246)	$753,059	$52,845	$805,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

Privia Health Group, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income	$3,710	$6,046
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	146	228
Amortization of intangibles	3,135	1,673
Stock-based compensation	21,921	17,790
Deferred income taxes, net	2,528	1,713
Changes in asset and liabilities:
Accounts receivable, net	(112,774)	(72,548)
Prepaid expenses and other current assets	(2,408)	(914)
Other non-current assets and right-of-use assets	978	275
Accounts payable and accrued expenses	(16,249)	(13,850)
Provider liability	49,113	35,681
Operating lease liabilities	(510)	(155)
Other long-term liabilities	945	—
Net cash used in operating activities	(49,465)	(24,061)
Cash from investing activities
Other	(26)	—
Net cash used in investing activities	(26)	—
Cash flows from financing activities
Proceeds from exercised stock options	774	2,243
Repurchase of non-controlling interest	(11,444)	—
Net cash (used in) provided by financing activities	(10,670)	2,243
Net decrease in cash and cash equivalents	(60,161)	(21,818)
Cash and cash equivalents at beginning of period	479,685	491,149
Cash and cash equivalents at end of period	$419,524	$469,331

Supplemental disclosure of cash flow information:
Interest paid	$62	$—
Income tax paid (refunds received)	$63	$(313)

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
As of March 31, 2026, Privia operated in sixteen markets: (1) the Mid-Atlantic Region (states of Virginia, Maryland and the District of Columbia); (2) Georgia; (3) the Gulf Coast Region (Houston-San Antonio-Austin, Texas); (4) North Texas (Dallas/Fort Worth, Texas); (5) West Texas (Abilene, Texas); (6) Central Florida; (7) Tennessee; (8) California; (9) Montana; (10) Ohio; (11) North Carolina; (12) Connecticut; (13) Washington state; (14) South Carolina; (15) Indiana; and (16) Arizona.
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
The results of operations for the three months ended March 31, 2026, are not indicative of the results to be expected for the full fiscal year ending December 31, 2026. The condensed consolidated balance sheet at December 31, 2025 was derived from audited annual financial statements but does not contain all disclosures required by GAAP. In the opinion of management, all adjustments (consisting of only normal and recurring adjustments) considered necessary for a fair statement have been included.
The Company described its significant accounting policies in Note 1 of the notes to consolidated financial statements for the year ended December 31, 2025 in the Annual Report on Form 10-K. During the three months ended March 31, 2026, there were no significant changes to those accounting policies and estimates.
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
The characteristics of both (a) and (b) do not exist and as such the Non-Owned Medical Groups do not represent VIEs. Accordingly, the Company has not consolidated the financial position, results of operations or cash flows of the Non-Owned Medical Groups that are affiliated with the Company by means of a service agreement for the three months ended March 31, 2026 and 2025. Each time that it enters into a new service agreement or enters into a material amendment to an existing service agreement, the Company considers whether the terms of that agreement or amendment would change the elements it considers in accordance with the VIE guidance. The same analysis was performed for the Affiliated Practices of Owned Medical Groups, which have contractual relationships with Privia through the SSA, and the Company determined they do not represent VIEs as they do not meet the criteria in ASC 810 for similar reasons as those outlined above.
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
Privia Medical Group Arizona, PLLC (“PMG-AZ”) is an Owned Medical Group, with the Company owning a majority of the membership interests and having governance and control rights through the governing documents of PMG-AZ. The VIE analysis was performed, and the Company determined that characteristic (a) exists, and, as such, PMG-AZ does represent a VIE and is consolidated as it does meet the criteria in ASC 810.
The aggregated carrying value of the Company’s VIE’s for both the current assets and liabilities included in the consolidated balance sheets after elimination of intercompany transactions were $19.1 million as of March 31, 2026 and $18.9 million as of December 31, 2025.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. On an on-going basis, the Company evaluates significant estimates and assumptions, including, but not limited to, provider liability, revenue recognition, stock-based compensation, estimated useful lives of assets, intangible assets subject to amortization, the fair value of assets acquired and liabilities assumed in business combinations, and the provision for income taxes. These estimates are based on historical experience, current conditions, and other assumptions that management believes are reasonable under the circumstances. Actual results could differ from those estimates. Estimates and assumptions are reviewed and updated as new information becomes available, additional experience is gained, future events occur, or the Company’s operating environment changes.
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes - Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments require (i) enhanced disclosures in connection with an entity’s effective tax rate reconciliation and (ii) income taxes paid disaggregated by jurisdiction. The amendment is effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 for the annual period ending December 31, 2025 on a prospective basis.
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
Recently Issued Accounting Pronouncements Pending Adoption
In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (“DISE”) and in January 2025, issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure, which clarified the effective date of ASU 2024-03. The amendment requires disclosures about the nature of expenses included in the income statement, such as purchases of inventory, employee compensation and depreciation. The amendment is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is evaluating the impact of ASU 2024-03 on its financial statements and related disclosures.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The amendment provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendment is effective for annual reporting periods beginning after December 15, 2027, including interim periods within the fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this standard on its financial statements and related disclosures.
In December 2025, the FASB issued ASU 2025-12, Codification Improvements (“Codification”), which addresses suggestions received from stakeholders on the Codification and makes other incremental improvements to GAAP. This evergreen project facilitates Codification updates for a broad range of topics arising from technical corrections, the unintended application of the Codification, clarifications, and other minor improvements. The amendment is effective for annual reporting periods beginning after December 15, 2026, including interim periods within the fiscal years, with early adoption permitted. The Company does not expect ASU 2025-12 to have a material impact on its financial statements and related disclosures.

2. Revenue Recognition
The following table presents our revenues disaggregated by source:

	For the Three Months Ended March 31,
(Dollars in thousands)	2026	2025
FFS-patient care	$391,133	$311,761
FFS-administrative services	31,403	32,255
Capitated revenue	86,148	70,690
Shared savings	74,962	47,912
Care management fees (PMPM)	17,865	15,201
Other revenue	2,336	2,278
Total revenue	$603,847	$480,097
Fee-for-service (“FFS”) patient care is primarily generated from third-party payers with which the Company has established contractual billing arrangements. The following table presents the approximate percentages by source of net revenue received for healthcare services we provided for the periods indicated:

	For the Three Months Ended March 31,
	2026	2025
Commercial insurers	70%	70%
Government payers	13%	14%
Patient	17%	16%
	100%	100%
FFS-administrative services revenue is earned through the Company’s MSA with Non-Owned Medical Groups primarily based on a fixed percentage of net collections on patient care generated by those medical groups.
Value Based Care (“VBC”) revenue is primarily earned through contracts for capitated revenue, shared savings and care management fees (“PMPM”). Capitated revenue is generated through what is typically known as an “at-risk contract.” At-risk capitation refers to a model in which the Company receives a fixed monthly payment from the third-party payer in exchange for providing healthcare services to attributed beneficiaries. The Company is responsible for providing or paying for the cost of healthcare services required by those attributed beneficiaries for a set of services. Capitated revenue is recorded at the total amount gross in revenues because the Company is acting as a principal in arranging for, providing, and controlling the managed healthcare services provided to the Attributed Lives. Shared savings revenue and PMPM are generated through contracts with large commercial payer organizations and the U.S. Federal Government.
Contract Asset
The Company has the following contract assets:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Balances for contracts with customers
Accounts receivable	$513,676	$400,902
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

3. Goodwill and Intangible Assets, Net
For the purposes of the goodwill impairment assessment, the Company as a whole is considered to be a reporting unit. The Company recognizes the excess of the purchase price, plus the fair value of any non-controlling interests in the acquiree, over the fair value of identifiable net assets acquired as goodwill. The Company performs a qualitative assessment on goodwill at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. If it is determined in the qualitative assessment that the fair value of a reporting unit is more likely than not below its carrying amount, then the Company will perform a quantitative impairment test. The quantitative goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. Any excess in the carrying value of a reporting unit’s goodwill over its fair value is recognized as an impairment loss, limited to the total amount of goodwill allocated to that reporting unit. The Company’s carrying value of goodwill at March 31, 2026 and December 31, 2025 was approximately $209.8 million for both periods. No indicators of impairment were identified during the three months ended March 31, 2026.
A summary of the Company’s intangible assets is as follows:

	March 31, 2026		December 31, 2025
(Dollars in thousands)	Intangible Assets	Accumulated Amortization	Intangible Assets	Accumulated Amortization
Trade names	$4,600	$2,664	$4,600	$2,607
Consumer customer relationships	3,100	2,790	3,100	2,783
Management service agreement	2,200	1,444	2,200	1,409
Physician network	16,052	2,312	16,052	2,016
Payer contracts	167,443	12,101	167,443	9,978
MSO service agreement	51,800	11,100	51,800	10,483
	245,195	$32,411	245,195	$29,276
Less accumulated amortization	(32,411)		(29,276)
Intangible assets, net	$212,784		$215,919
The remaining weighted average life of all amortizable intangible assets is approximately 17.2 years at March 31, 2026.
Amortization expense for intangible assets was approximately $3.1 million and $1.7 million for the three months ended March 31, 2026 and 2025, respectively.
Remaining estimated amortization expense for the Company’s intangible assets is as follows:

(Dollars in thousands)
Remainder of 2026	$9,405
2027	12,541
2028	12,541
2029	12,541
2030	12,541
Thereafter	153,215
Total	$212,784
4. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Accounts payable	$10,647	$7,973
Accrued employee compensation and benefits	14,296	33,552
Other accrued expenses	55,612	55,279
Total accounts payable and accrued expenses	$80,555	$96,804

5. Provider Liability
Provider liability represents costs payable to physicians, hospitals and other ancillary providers, including both Privia physicians (and their Affiliated Practices), and providers the Company has contracted with through payer partners. Those costs include amounts that have not yet been paid for physician guaranteed payments and other required distributions pursuant to the service agreements as well as medical claims costs for services provided to attributed beneficiaries for which the Company is financially responsible under at-risk capitated revenue arrangements whether paid directly by the Company or indirectly by payers with whom the Company has contracted. Provider expenses are recognized in the period in which services are provided and include estimates of claims that have been incurred but have either not yet been received, processed, or paid and as such, not reported.
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
Liabilities for unpaid medical claims under at-risk capitation arrangements, which are included in provider liability in the accompanying consolidated balance sheets, are as follows:

	March 31,
(Dollars in thousands)	2026	2025
Balance, beginning of period	$78,989	$66,355
Incurred health care costs
Current year	81,143	70,565
Prior years	435	(954)
Total claims incurred	$81,578	$69,611
Claims paid
Current year	(2,088)	(10,273)
Prior years	(53,239)	(39,332)
Total claims paid	$(55,327)	$(49,605)
Balance, end of period	$105,240	$86,361
6. Debt
On November 16, 2023, Privia Health Group, Inc., PH Group Holdings Corp., and Privia Health, LLC, as borrower, (collectively, the “Privia Parties”) entered into a credit agreement (the “Revolving Credit Agreement”) with Wells Fargo Bank, National Association, as issuing lender, and certain other lenders, pursuant to which the Privia Parties established a $125 million five-year senior secured revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility bears interest at either i) a base rate, as defined, plus an applicable margin ranging from 0.25% to 0.75%, or ii) Secured Overnight Financing Rate (“SOFR”) plus 0.10%, plus an applicable margin that ranges from 1.25% to 1.75%, depending on the consolidated leverage ratio, as defined. The Revolving Credit Agreement includes a commitment fee on the unused Revolving Credit Facility that ranges from 0.20% to 0.30% (0.20% per annum at year end) depending on the consolidated leverage ratio. The facility generally may be used for capital expenditures, expenses related to transactions and general corporate purposes.
The Revolving Credit Agreement contains customary affirmative, negative and financial covenants, and events of default. The occurrence of an event of default under the Revolving Credit Agreement may cause the unpaid principal and accrued interest, and all other obligations under the Revolving Credit Agreement, to become immediately due and payable.
As of March 31, 2026, no amounts were outstanding under the Revolving Credit Facility. Substantially all of the Company’s real and personal property serve as collateral under this agreement.

7. Income Taxes
The Company recorded a provision for income tax of $5.6 million and $2.1 million for the three months ended March 31, 2026 and 2025, respectively. This represents an effective tax rate of 60.2% for the three months ended March 31, 2026 compared to 25.8% for the same period in the prior year. The effective tax rates differ from the statutory U.S. federal income tax rate of 21% primarily due to 162(m) limitations, state income taxes, and tax impacts related to equity award vesting and exercise events. The higher effective tax rate in the current quarter was primarily driven by unfavorable tax impacts related to equity award vesting and exercise events, as the associated tax deductions were lower than the related book compensation expense as well as the additional executives being subject to 162(m) limitations.
Management considers both positive and negative evidence when evaluating the recoverability of our deferred tax assets (“DTAs”). The assessment is required to determine whether, based on all available evidence, it is more likely than not (i.e., greater than a 50% probability) that all or some portion of the DTAs will be realized in the future. As of March 31, 2026 and December 31, 2025, the weight of all available positive evidence was greater than the weight of all negative evidence, so a valuation allowance against the deferred tax asset was not recorded.
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
Prior to the Company’s initial public offering ("IPO”), the Company granted stock options pursuant to the PH Group Parent Corp. Stock Option Plan (the “PH Parent Option Plan”). The Company no longer issues grants under the PH Parent Option Plan and no shares of Common Stock are reserved for future issuance thereunder. On March 2, 2023, the Company entered into a strategic alignment agreement (the “Equity Alignment Agreement”) with ChoiceHealth, Inc. (“Novant Sub”), a subsidiary of Novant Health, Inc. (“Novant Health”). No shares have been issued to Novant Sub under the Equity Alignment Agreement as of March 31, 2026. A member of the Board is a member of the board of trustees of Novant Health.
Stock option activity
The following table summarizes stock option activity under the PH Parent Option Plan and the Plan:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2025	7,534,665	$10.26	6.28	$102,102
Granted	—	—
Exercised	(128,215)	3.18
Forfeited	(5,538)	4.31
Balance at March 31, 2026	7,400,912	$10.38	6.13	$83,298
Exercisable at March 31, 2026	7,384,690	$10.35	6.13	$83,298
RSU Activity
The following table summarizes the RSU activity under the Plan:

	Number of Shares	Grant Date Fair Value
Unvested and outstanding at December 31, 2025	3,847,183	$24.39
Granted	2,294,160	22.48
Vested	(1,294,191)	24.05
Forfeited	(27,460)	23.30
Unvested and outstanding at March 31, 2026	4,819,692	$23.58

PSU Activity
PSUs granted under the Plan generally vest based on the satisfaction of specified service conditions, performance-based conditions, and/or market conditions. PSUs represent a target number of units that may be paid out at zero to 200% of target at the end of a multi-year award cycle, typically three years, subject to continued employment of recipients and the achievement of such performance-based and market conditions. The performance-based conditions are established relative to certain Company-specific financial targets. For PSUs with performance-based conditions where the target will be fully established at a future date, the Company has determined that the service inception date precedes the grant date for these awards as (a) the awards were authorized prior to establishing an accounting grant date, (b) the recipients began providing services prior to the grant date, and (c) there are performance conditions that, if not met by the accounting grant date, will result in the forfeiture of the awards. As the service inception date precedes the accounting grant date, stock-based compensation expense is recognized over the requisite service period based on the estimated fair value at each reporting date. For PSUs that are solely based on employment and the achievement of certain market performance metric targets, which have already been determined, the fair value of the PSUs is determined on the grant date using a Monte Carlo valuation model. Stock-based compensation expense for these awards are fixed and is recognized on a straight-line basis over the requisite service period. At the end of the performance period, the Compensation Committee of the Board of Directors of the Company determines performance against the applicable performance-based conditions and/or market conditions. Generally, PSUs vest upon the determination by the Compensation Committee of the Board of Directors of the Company of the achievement of applicable performance-based conditions and/or market conditions, unless subject to earlier vesting, such as upon a Termination without Cause (as defined in the Plan) following a Change-in-Control of the Company (as defined in the Plan). PSUs do not convey voting rights.

The following table summarizes the PSU activity under the Plan:

	Number of Shares	Grant Date Fair Value
Unvested and outstanding at December 31, 2025	2,443,331	$26.41
Granted	974,645	22.47
Vested	(621,253)	27.99
Forfeited	—	—
Unvested and outstanding at March 31, 2026	2,796,723	$24.96
Stock-based compensation expense
Total stock-based compensation expense for the three months ended March 31, 2026 and 2025, was approximately $21.9 million and $17.8 million, respectively. At March 31, 2026, there was approximately $138.7 million of unrecognized stock-based compensation expense related to unvested options, RSUs and PSUs, net of forfeitures, that is expected to be recognized over a weighted-average period of 1.1 years.
Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows:

	For the Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Cost of platform	$6,723	$5,971
Sales and marketing	1,791	1,203
General and administrative	13,407	10,616
Total stock-based compensation	$21,921	$17,790
9. Commitments and Contingencies
There are no material commitments and contingencies as of March 31, 2026 and December 31, 2025.
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

10. Concentration of Credit and Revenue Risk
Our financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. While our cash and cash equivalents are managed by reputable financial institutions, the Company’s cash balances with the individual institutions may at times exceed the federally insured limits. At March 31, 2026, substantially all of the Company’s cash and cash equivalents were held at two financial institutions.
The following table provides the Company’s revenue concentrations with respect to payers comprising 10% or more of the Company’s total revenues:

	For the Three Months Ended March 31,
	2026	2025
Payer A	25%	27%
Payer B	20%	17%
Payer C	17%	15%

The following table provides the Company’s concentrations of credit risk with respect to payers comprising 10% or more of the Company’s receivables, net:

	For the Three Months Ended March 31,
	2026	2025
Payer A	51%	48%
Payer B	18%	20%
Payer C	13%	13%
11. Net Income Per Share
A reconciliation of net income available to common stockholders and the number of shares in the calculation of basic and diluted earnings income per share was calculated as follows:

	For the Three Months Ended March 31,
(Dollars in thousands, except for share and per share amounts)	2026	2025
Net income attributable to Privia Health Group, Inc. common stockholders	$3,064	$4,220
Weighted average common shares outstanding - basic	124,152,526	120,623,670
Weighted average common share outstanding - diluted	130,878,939	127,752,527
Earnings per share attributable to Privia Health Group, Inc. common stockholders – basic	$0.02	$0.03
Earnings per share attributable to Privia Health Group, Inc. common stockholders – diluted	$0.02	$0.03
Below are the weighted-average diluted shares outstanding that were excluded from the computation of diluted loss per share attributable to common stockholders for the period presented because they were anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Weighted-average antidilutive shares outstanding	4,158,027	3,993,189
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
The Company defines its CODM as its Chief Executive Officer, who regularly reviews financial operating results on a consolidated basis for purposes of allocating resources and evaluating financial performance. Although the Company derives its revenues from a number of different geographic regions, the Company neither allocates resources based on the operating results from the individual regions, nor manages each individual region as a separate business unit. The Company’s CODM manages the operations on a consolidated basis to make decisions about overall corporate resource allocation and to assess overall corporate profitability. As of March 31, 2026 and December 31, 2025, all of the Company’s long-lived assets were located in the United States.
The CODM uses consolidated net income attributable to Privia Health Group, Inc. to evaluate financial performance and allocate resources. Consolidated net income attributable to Privia Health Group, Inc. for the periods ending March 31, 2026 and 2025 were $3.1 million and $4.2 million, respectively.
13. Subsequent Events
On May 6, 2026 the Company entered into an amendment to the Revolving Credit Agreement (the “First Amendment”). The First Amendment increases the aggregate amount available under the Revolving Credit Agreement to $250 million and extends the term through 2031. The First Amendment bears interest at either i) a base rate, as defined in the Revolving Credit Agreement, plus an applicable margin ranging from 0.25% to 0.75%, or ii) SOFR, as defined in the Revolving Credit Agreement, plus an applicable margin that ranges from 1.25% to 1.75%, depending on the consolidated total leverage ratio, as defined in the Revolving Credit Agreement. See Note 6. “Debt” for the related disclosures.

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
GAAP Financial Measures
•    Revenue was $603.8 million and $480.1 million for the three months ended March 31, 2026 and 2025, respectively;
•    Gross profit was $125.6 million and $103.6 million for the three months ended March 31, 2026 and 2025, respectively;
•    Operating income was $7.4 million and $5.2 million for the three months ended March 31, 2026 and 2025, respectively; and
•    Net income attributable to Privia Health Group, Inc. was $3.1 million and $4.2 million, for the three months ended March 31, 2026 and 2025, respectively.
Summary of Key Metrics and Non-GAAP Financial Measures
•    Practice Collections were $914.8 million and $798.6 million for the three months ended March 31, 2026 and 2025, respectively;
•    Care Margin was $128.7 million and $105.3 million for the three months ended March 31, 2026 and 2025, respectively;
•    Platform Contribution was $67.0 million and $51.7 million for the three months ended March 31, 2026 and 2025, respectively; and
•    Adjusted EBITDA was $36.7 million and $26.9 million for the three months ended March 31, 2026 and 2025, respectively.
See “Key Metrics and Non-GAAP Financial Measures” below for more information as to how we define and calculate Implemented Providers, Attributed Lives, Practice Collections, Care Margin, Platform Contribution, Platform Contribution Margin, Adjusted EBITDA and Adjusted EBITDA Margin, and for reconciliations of these key metrics and non-GAAP financial measures to the most comparable GAAP measures, including gross profit to Care Margin, gross profit to Platform Contributor, and net income to Adjusted EBITDA.

Our Revenue
We recognize revenue from multiple stakeholders, including health care consumers, health insurers, employers, providers and health systems. Our revenue includes (i) FFS revenue generated from providing healthcare services to patients through Privia Providers of Owned Medical Groups or administrative fees collected for providing administrative services to Non-Owned Medical Groups, (ii) VBC revenue collected on behalf of our providers, through capitated revenue, shared savings (including surplus payments, shared savings, total cost of care budget payments and similar payments) and care management fees (including care management fees, management services fees, care coordination fees and all other similar administrative fees), and (iii) other revenue from additional services, such as concierge services, virtual visits and coding.
FFS Revenue
We generate FFS-patient care revenue when we collect reimbursements for FFS medical services provided by Privia Providers. Our agreements with our providers have a multi-year term length and we have historically experienced a 96% provider retention rate, both of which lead to a highly predictable and recurring revenue model. Our FFS contracts with payer partners typically contain annual rate inflators and enhanced commercial FFS rates given our scale in each of our markets. As a result of receiving these rate inflators and enhancements, if we continue to be successful in expanding our provider base, we expect revenue will grow year-over-year in absolute dollars. In addition, in our FFS-patient care revenue, we include collections generated from ancillary services such as clinical laboratory, imaging and pharmacy operations. We also generate FFS-administrative services revenue by providing administration and management services to medical groups which are not owned or consolidated by us. FFS-patient care revenue represented 64.8% and 64.9% of total revenue for the three months ended March 31, 2026 and 2025, respectively. FFS-administrative services revenue represented 5.2% and 6.7% of total revenue for the three months ended March 31, 2026 and 2025, respectively.
VBC Revenue
Over time, we create incremental value for our provider partners by enabling them to succeed in VBC arrangements. We generate VBC revenue when our providers are reimbursed through traditional FFS Medicare, Medicare Shared Savings Program (“MSSP”), Medicare Advantage, commercial payers and other existing and emerging direct payer and employer contracting programs. The revenue is primarily collected in the form of (i) capitated revenue earned by providing healthcare services to Medicare Advantage attributed beneficiaries for a defined group of services including professional, institutional and pharmacy through a contract that is typically known as an “at-risk contract,” (ii) shared savings earned based on improved quality and lower cost of care for our attributed lives in VBC incentive arrangements and (iii) care management fees to cover costs of services typically not reimbursed under traditional FFS payment models, including population management, care coordination, advanced technology and analytics. VBC revenue represented 29.6% and 27.9% of total revenue for the three months ended March 31, 2026 and 2025, respectively.
Other Revenue
The remainder of our revenue is derived from leveraging our existing base of providers and patients to deliver value-oriented services such as virtual visits and coding. Other revenue represented 0.4% and 0.5% of total revenue for the three months ended March 31, 2026 and 2025, respectively.
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
In December 2025, the Company acquired an ACO business from Evolent Health, Inc., adding over 120,000 attributed lives through the MSSP, various commercial and Medicare Advantage programs.
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
As of March 31, 2026, the total number of Privia-owned ACOs is ten.
Capitated revenue is generated through what is typically known as an “at-risk contract.” At-risk capitation refers to a model in which the Company is entitled to fixed monthly fees from the third-party payer in exchange for providing healthcare services to attributed beneficiaries in Medicare Advantage plans. The fees are typically based on a percentage of the defined premium that payers receive from Centers of Medicare and Medicaid Services (“CMS”). The Company is responsible for providing or paying for the cost of healthcare services required by those attributed beneficiaries. At-risk capitated fees are recorded gross in revenues because the Company is acting as a principal in arranging for, providing, and controlling the managed healthcare services provided to the attributed beneficiaries.
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
We launched Privia Care Partners on January 1, 2022 to offer a more flexible affiliation model for providers who do not desire to join one of our medical groups. This model aggregates providers in certain of our existing markets as well as new markets who are looking solely for VBC solutions without the necessity of changing EMR providers. We furnish population health services, reporting and analytics to such providers along with a menu of management services from which providers may choose. We continue to have Privia Care Partners’ providers transitioning to our Privia Medical Group model, which demonstrates the flexibility of our operating model and technology platform, as well as the ability to support physicians wherever they are in their transition to value-based care.
Key Metrics and Non-GAAP Financial Measures
We review a number of operating and financial metrics, including the following key metrics and non-GAAP financial measures, to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plans, and make strategic decisions.
Key Metrics

	For the Three Months Ended March 31,
	2026	2025
Implemented Providers (as of end of period)	5,535	4,871
Attributed Lives (in thousands) (as of end of period)	1,606	1,270
Practice Collections (1) ($ in millions)	$914.8	$798.6
(1) We define Practice Collections as the total collections from all practices in all markets and all sources of reimbursement (FFS, VBC and other) that we receive for delivering care and providing our platform and associated services. Practice Collections differ from revenue by including collections from Non-Owned Medical Groups.
Implemented Providers
We define Implemented Providers as the total of all service professionals at the end of a given period who are credentialed and bill for medical services in both Owned and Non-Owned Medical Groups during that period. This includes, but is not limited to, physicians, physician assistants, and nurse practitioners. We believe that growth in the number of Implemented Providers is a key indicator of the performance of our business and expected revenue growth. This growth depends, in part, on our ability to successfully add new practices in existing markets and expand into new markets. The number of Implemented Providers increased 13.6% as of March 31, 2026 compared to March 31, 2025, due to organic growth in our healthcare delivery business as well as our entrance into the Arizona market.
Attributed Lives
We define Attributed Lives as any patient that a payer deems attributed to Privia to deliver care as part of a VBC arrangement through a provider of primary care or specialty services as of the end of a particular period. The number of Attributed Lives is an important measure that impacts the amount of VBC revenue we receive. Attributed Lives increased 26.5% as of March 31, 2026 compared to March 31, 2025, primarily due to acquisitions as well as organic growth.
Practice Collections
We define Practice Collections as the total collections from all practices in all markets and all sources of reimbursement (FFS, VBC and other) that we receive for delivering care and providing our platform and associated services. Practice Collections differ from revenue by adding collections from Non-Owned Medical Groups. FFS arrangements accounted for 80.1% and 82.4% of our practice collections for the three months ended March 31, 2026 and 2025, respectively. VBC accounted for 19.8% and 17.4% of practice collections for the three months ended March 31, 2026 and 2025, respectively.
Practice Collections increased 14.6% for the three months ended March 31, 2026 when compared to the same period in 2025, mainly due to organic growth of our healthcare delivery business and acquisitions.
Non-GAAP Financial Measures
In addition to our financial results determined in accordance with GAAP, we believe non-GAAP financials measures including Care Margin, Platform Contribution, Platform Contribution Margin, Adjusted EBITDA and Adjusted EBITDA Margin are useful measures to investors as these are metrics used by management in evaluating our operating performance and in assessing the health of our business. We use these non-GAAP measures to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our business, results of operations or outlook.

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

	For the Three Months Ended March 31,
(Amounts in thousands, except for percentages)	2026	2025
Care Margin (1) ($)	$128,730	$105,288
Platform Contribution (1) ($)	$67,033	$51,733
Platform Contribution Margin (1) (%)	52.1%	49.1%
Adjusted EBITDA (1) ($)	$36,691	$26,915
Adjusted EBITDA Margin (1) (%)	28.5%	25.6%
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

Care Margin
Gross Profit is defined as total revenue less provider expenses and amortization of intangible assets. We define Care Margin as Gross Profit excluding amortization of intangible assets. Our Care Margin generated from FFS revenue is contractual and recurring in nature, and primarily based on an individually negotiated percentage of collections for each practice that joins Privia. Our Care Margin generated from VBC revenue is based on a percentage of care management fees and shared savings collected. We view Care Margin as all of the dollars available for us to manage our business, including providing administrative support to our practices, investing in sales and marketing to attract new providers to the Privia Platform, and supporting the organization through our corporate infrastructure. We expect Care Margin will grow year-over-year in absolute dollars as we continue to expand our provider base. We would also expect our care management and shared savings economics in our VBC arrangements to improve on a per patient basis as we manage towards lower total cost of care for our Attributed Lives and move towards higher risk VBC arrangements over time. Care Margin increased 22.3% for the three months ended March 31, 2026 when compared to the same period in 2025 due to organic growth. As a percentage of revenue, Care Margin slightly decreased to 21.3% for the three months ended March 31, 2026 from 21.9% for the same period in 2025. We continue to make strategic investments to increase services to both our patients and physicians.
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
The following table provides a reconciliation of Gross Profit, exclusive of intangible asset amortization, the most closely comparable GAAP financial measure, to Care Margin:

	For the Three Months Ended March 31,
(unaudited and dollars in thousands)	2026	2025
Revenue	$603,847	$480,097
Provider expense	(475,117)	(374,809)
Amortization of intangible assets	(3,135)	(1,673)
Gross Profit	$125,595	$103,615
Amortization of intangibles assets	3,135	1,673
Care Margin	$128,730	$105,288
Platform Contribution
We define Platform Contribution as Gross Profit, excluding amortization of intangible assets, less cost of platform and excluding stock-based compensation expense included in cost of platform. The following table provides a reconciliation of gross profit, the most closely comparable GAAP financial measure, to Platform Contribution. We consider Platform Contribution to be an important measure to monitor our performance, specific to pricing of our services, direct costs of delivering care, and cost of our platform and associated services. As a provider spends a longer time on the Privia Platform, we expect the Platform Contribution from that provider to increase both in terms of absolute dollars as well as a percent of Care Margin. We expect that this increase will be driven by improving per provider revenue economics over time as well as our ability to generate operating leverage on our in-market infrastructure costs. Platform Contribution increased 29.6% for the three months ended March 31, 2026 when compared to the same period in 2025 due to organic growth of our medical practice business and acquisitions.
The following table provides a reconciliation of Gross Profit, the most closely comparable GAAP financial measure, to Platform Contribution:

	For the Three Months Ended March 31,
(unaudited and dollars in thousands)	2026	2025
Revenue	$603,847	$480,097
Provider expense	(475,117)	(374,809)
Amortization of intangibles assets	(3,135)	(1,673)
Gross Profit	$125,595	$103,615
Amortization of intangibles assets	3,135	1,673
Cost of platform	(68,420)	(59,526)
Stock-based compensation(1)	6,723	5,971
Platform Contribution	$67,033	$51,733
(1) Amount represents stock-based compensation expense included in cost of platform.
Platform Contribution Margin
We define Platform Contribution Margin as Platform Contribution as a percentage of Care Margin. We consider Platform Contribution Margin to be an important measure to monitor our performance, specific to pricing of our services, direct costs of delivering care, and cost of our platform and associated services. As a provider spends a longer time on the Privia Platform, we expect the Platform Contribution from that provider to increase both in terms of absolute dollars as well as a percent of Care Margin. We expect that this increase will be driven by improving per provider revenue economics over time as well as our ability to generate operating leverage on our in-market infrastructure costs. Platform Contribution Margin was 52.1% for three months ended March 31, 2026 compared to 49.1% during the same period in 2025. We continue to make strategic investments intended to provide better service to both our patients and physicians at a pace slower than the increase in revenue.
In addition to our financial results determined in accordance with GAAP, we believe Platform Contribution and Platform Contribution Margin, each a non-GAAP measure, are useful in evaluating our operating performance. We use Platform Contribution to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our business, results of operations or outlook. In particular, we believe that the use of Platform Contribution is helpful to our investors as they are metrics used by management in assessing the health of our business and our operating performance.
Adjusted EBITDA
We define Adjusted EBITDA as net income before interest income, net, provision for income taxes, net income attributable to non-controlling interests, depreciation and amortization, non-cash stock-based compensation, and other expenses including employer taxes on equity vesting and exercises and other certain non-recurring items such as severance, contingent and deferred consideration and other expenses. We include Adjusted EBITDA because it is an important measure by which we assess, and believe investors should assess, our operating performance. We consider Adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis. Adjusted EBITDA has limitations as an analytical tool including: (i) Adjusted EBITDA does not reflect the impact of stock-based compensation expense, and (ii) Adjusted EBITDA does not reflect interest expense on our debt or the cash requirements necessary to service interest or principal payments. Adjusted EBITDA increased by 36.3% for the three months ended March 31, 2026, when compared to the same period in 2025 due to organic growth of our business, acquisitions and growth in Attributed Lives.
Adjusted EBITDA Margin
We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of Care Margin. We included Adjusted EBITDA Margin because it is an important measure by which our management assesses and believes investors should assess our operating performance. We consider Adjusted EBITDA Margin to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis. Adjusted EBITDA Margin was 28.5% for three months ended March 31, 2026, an increase from 25.6% for the same period in 2025, due to organic growth of our medical practice business and growth in our value based care business.
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
The following table provides a reconciliation of net income attributable to the Company, the most closely comparable GAAP financial measure, to Adjusted EBITDA:

	For the Three Months Ended March 31,
(unaudited and dollars in thousands)	2026	2025

Net income	$3,064	$4,220
Net income attributable to non-controlling interests	646	1,826
Provision for income taxes	5,600	2,103
Interest income, net	(1,888)	(2,931)
Depreciation and amortization	3,281	1,901
Stock-based compensation	21,921	17,790
Other expenses(1)	4,067	2,006
Adjusted EBITDA	$36,691	$26,915

(1) Other expenses include employer taxes on equity vesting/exercises, severance, contingent and deferred consideration, and certain non-recurring costs.

Components of Results of Operations
Revenue
As noted above under “Our Revenue,” revenue is earned in three main categories: FFS revenue, VBC revenue and other revenue.
Operating Expenses
Provider expenses
Provider expenses are amounts accrued or payments made to physicians, hospitals and other service providers, including Privia physicians, their related physician practices, and providers the Company has contracted with through payer partners. Those costs include physician guaranteed payments and other required distributions pursuant to the service agreements as well as medical claims costs for services provided to attributed beneficiaries under at-risk capitated revenue arrangements for which the Company is financially responsible, whether paid directly by the Company or indirectly by payers with whom the Company has contracted. Provider expenses are recognized in the period in which services are provided.
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

Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025	Change ($)	Change (%)
(Dollars in thousands)
Revenue	$603,847	$480,097	$123,750	25.8%
Operating expenses:
Provider expense	475,117	374,809	100,308	26.8%
Cost of platform	68,420	59,526	8,894	14.9%
Sales and marketing	8,134	6,922	1,212	17.5%
General and administrative	41,473	31,721	9,752	30.7%
Depreciation and amortization	3,281	1,901	1,380	72.6%
Total operating expenses	596,425	474,879	121,546	25.6%
Operating income	7,422	5,218	2,204	42.2%
Interest income, net	1,888	2,931	(1,043)	(35.6)%
Income before provision for income taxes	9,310	8,149	1,161	14.2%
Provision for income taxes	5,600	2,103	3,497	166.3%
Net income	3,710	6,046	(2,336)	(38.6)%
Less: Net income attributable to non-controlling interests	646	1,826	(1,180)	(64.6)%
Net income attributable to Privia Health Group, Inc.	$3,064	$4,220	$(1,156)	(27.4)%
Revenue
The following table presents our revenues disaggregated by source:

	For the Three Months Ended March 31,
(Dollars in thousands)	2026	2025	Change ($)	Change (%)
FFS-patient care	$391,133	$311,761	$79,372	25.5%
FFS-administrative services	31,403	32,255	(852)	(2.6)%
Capitated revenue	86,148	70,690	15,458	21.9%
Shared savings	74,962	47,912	27,050	56.5%
Care management fees (PMPM)	17,865	15,201	2,664	17.5%
Other Revenue	2,336	2,278	58	2.5%
Total Revenue	$603,847	$480,097	$123,750	25.8%
Three months ended March 31, 2026 and 2025
Revenue was $603.8 million for the three months ended March 31, 2026, an increase from $480.1 million for the three months ended March 31, 2025. Key drivers of this revenue growth include: FFS–patient care revenue, which increased $79.4 million, primarily attributable to the addition of new providers and increase in visit volume; an increase in shared savings revenue of $27.1 million during the three months ended March 31, 2026, primarily due to timing of certain shared savings accruals and settlements; an increase in Attributed Lives in Medicare programs and continued strong performance in our value based care programs in the aggregate; an increase in capitated revenue of $15.5 million due to an increase in Attributed Lives related to capitated arrangements; and an increase in PMPM revenue of $2.7 million, primarily due to increased Attributed Lives.

Operating Expenses

	For the Three Months Ended March 31,
(Dollars in thousands)	2026	2025	Change ($)	Change (%)
Operating Expenses:
Provider expense	$475,117	$374,809	$100,308	26.8%
Cost of platform	68,420	59,526	8,894	14.9%
Sales and marketing	8,134	6,922	1,212	17.5%
General and administrative	41,473	31,721	9,752	30.7%
Depreciation and amortization expense	3,281	1,901	1,380	72.6%
Total operating expenses	$596,425	$474,879	$121,546	25.6%
Provider expenses
Provider expenses were $475.1 million for the three months ended March 31, 2026 compared to $374.8 million for the same period in 2025. The increase was driven primarily by higher FFS-patient care revenue and growth in Implemented Providers during the first quarter of 2026.
Cost of platform
Cost of platform expenses were $68.4 million for the three months ended March 31, 2026 compared to $59.5 million for the same period in 2025. The increase was driven by an increase in salaries and benefits of $5.2 million related to continued growth during the three months ended March 31, 2026; an increase in platform costs of $1.7 million, primarily related to an increase in Implemented Providers; and an increase to stock-based compensation expense of $0.8 million, primarily related to an increase in stock-based awards granted in 2026 compared to 2025.
Sales and marketing
Sales and marketing expenses were $8.1 million for the three months ended March 31, 2026 compared to $6.9 million for the same period in 2025. The increase was primarily driven by an increase in stock-based compensation expense of $0.6 million due to an increase in stock-based awards granted in 2026 compared to 2025.
General and administrative
General and administrative expenses were $41.5 million for the three months ended March 31, 2026 compared to $31.7 million for the same period in 2025. The increase was driven by the increase of salaries and benefits of $3.1 million; an increase of $2.8 million in stock-based compensation expense primarily attributed to an increase in stock-based awards granted in 2026 compared to 2025; and an increase in non-recurring expenses of $2.0 million.
Depreciation and amortization expense
Depreciation and amortization expenses were $3.3 million for the three months ended March 31, 2026 compared to $1.9 million for the same period in 2025. This increase was primarily driven by amortization of intangible assets related to acquisitions in 2025.
Interest income, net
Interest income was $1.9 million for the three months ended March 31, 2026 compared to $2.9 million for the same period in 2025. Interest income is primarily based on the cash balance held in interest bearing accounts.
Provision for income taxes
The provision for income taxes was $5.6 million for the three months ended March 31, 2026, compared to the provision for income taxes of $2.1 million for the same period in 2025. The change was primarily attributable to tax impacts stemming from share-based compensation related to stock option exercises and restricted stock unit vesting events.
Net income attributable to non-controlling interests
Net income attributable to non-controlling interests was $0.6 million for the three months ended March 31, 2026 compared to $1.8 million during the same period in 2025. The change is primarily due to the repurchase of non-controlling interests during the three months ended March 31, 2026.

Liquidity and Capital Resources
General
To date, we have financed our operations principally through sale of our equity, payments received from various payers and through borrowings under the prior Credit Agreement. As of March 31, 2026, we had cash and cash equivalents of $419.5 million. Our cash and cash equivalents primarily consist of highly liquid investments in money market funds and cash.
We believe that our cash and cash equivalents, together with cash flows from operations, will provide adequate resources to fund our short-term and long-term operating and capital needs. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary because of, and our future capital requirements will depend on many factors, including our growth rate, and the timing and extent of spending to increase our sales and marketing activities. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We maintain a Revolving Credit Agreement, and we may be required to seek additional equity or debt financing in the future. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, and financial condition would be adversely affected.
Indebtedness
See Note 6. “Debt” for discussion on our Credit Facilities.
Cash Flows
Our cash requirements within the next twelve months include provider liabilities, accounts payable and accrued liabilities, and purchase commitments and other obligations. We expect the cash required to meet these obligations to be primarily generated through cash flows from operations and our available cash. Based on current and anticipated levels of operations, we anticipate that net cash provided by operating activities, together with the available cash on hand at March 31, 2026, should be adequate to meet anticipated cash requirements for the short term (next 12 months) and long term (beyond 12 months).
The following table presents a summary of our condensed consolidated cash flows from operating, investing and financing activities for the periods indicated.

	For the Three Months Ended March 31,
	2026	2025
(Dollars in thousands)
Condensed Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(49,465)	$(24,061)
Net cash used in investing activities	(26)	—
Net cash (used in) provided by financing activities	(10,670)	2,243
Net decrease in cash and cash equivalents	$(60,161)	$(21,818)
Operating Activities
Net cash used in operating activities was $49.5 million for the three months ended March 31, 2026 compared to $24.1 million for the same period in 2025. Significant changes impacting net cash used in operating activities for the three months ended March 31, 2026 compared to the same period in 2025 were as follows:
•A decrease in net income of $2.3 million compared to the same period in 2025. Net income was $3.7 million for the three months ended March 31, 2026 compared to income of $6.0 million for the same period in 2025.
•An increase of $115.2 million in accounts receivable and prepaid and other current assets, for the three months ended March 31, 2026 compared to the same period in 2025 of $73.4 million, a difference of $41.8 million. The change is primarily due to an increase in FFS and VBC revenue.
•An increase of $49.1 million in Provider Liability for the three months ended March 31, 2026 compared to an increase of $35.7 million during the same period in 2025, a difference of $13.4 million. The change is primarily due to an increase in Implemented Providers and an increase in provider expenses related to the increase in FFS and VBC revenue.

Investing Activities
Net cash used in investing activities was de minimis for the three months ended March 31, 2026 and 2025.
Financing Activities
Net cash used in financing activities was $10.7 million for the three months ended March 31, 2026, compared to net cash provided of $2.2 million for financing activities for the same period in 2025. The change is primarily due to a repurchase of non-controlling interest of $11.4 million during the three months ended March 31, 2026.
Contractual Obligations, Commitments and Contingencies
Operating Leases. The Company leases office space under various operating lease agreements. The initial terms of these leases range from 2 to 9 years and generally provide for periodic rent increases, renewal, and termination options. Total rent expense under operating leases was $0.8 million and $0.7 million for the three months ended March 31, 2026 and 2025, respectively.
Off Balance Sheet Obligations. We do not have any off-balance sheet arrangements as of March 31, 2026.
Commitments and Contingencies. See Note 9. “Commitments and Contingencies” for further discussion on our commitments and contingencies.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes with respect to this item from the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2025. For a discussion of our market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2026.
Changes to our Internal Controls over Financial Reporting
There were no changes made to the Company’s internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 5. OTHER INFORMATION
During the first quarter of 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6.    EXHIBITS

Exhibit Number	Description

10.1	Employment Agreement sixth amendment between Privia Health Group, Inc. and Parth Mehrotra effective March 2, 2026, filed herewith

10.2	Employment Agreement third amendment between Privia Health Group, Inc. and David Mountcastle effective March 2, 2026, filed herewith

10.3	Employment Agreement second amendment between Privia Health Group, Inc. and Edward Fargis effective March 2, 2026, filed herewith

10.4
First Amendment to the Credit Agreement dated as of May 6, 2026 among Privia Health Group, Inc., PH Group Holdings Corp., and Privia Health, LLC, as borrower, with Wells Fargo Bank, National Association, as issuing lender, and certain other lenders, filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, filed herewith.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Schema

101.DEF**	XBRL Taxonomy Definition

101.CAL**	XBRL Taxonomy Calculation

101.LAB**	XBRL Taxonomy Labels

101.PRE**	XBRL Taxonomy Presentation

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Privia Health Group, Inc.

Dated:	May 7, 2026	/s/ David Mountcastle
Name: David Mountcastle
Title: Executive Vice President, Chief Financial Officer and Authorized Officer