Form 10-Q
period 2026-06-30
Privia Health Group, Inc.
filed 2026-08-06
CIK 1759655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
(571) 366-8850
(Registrant’s telephone number, including area code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2026, the registrant had outstanding 127,734,207 shares of common stock.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include factors related to, among other things:
•the heavily regulated industry in which we operate, and any failure by us or our Medical Groups (as defined herein) to comply with applicable healthcare laws and government regulations, which could result in our incurring financial penalties and becoming excluded from participating in government health care programs;
•the impact of changes in applicable laws, rules or regulations, including with respect to health plans and payers and our relationships with such plans and payers, and provisions that impact Medicare and Medicaid programs;
•our dependence on relationships with Medical Groups, some of which we do not own;
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

Part I - Financial Information
ITEM 1. FINANCIAL STATEMENTS
Privia Health Group, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$412,200	$479,685
Accounts receivable	574,160	400,902
Prepaid expenses and other current assets	38,906	30,414
Total current assets	1,025,266	911,001
Non-current assets:
Property and equipment, net	272	504
Right-of-use assets	8,038	8,794
Intangible assets, net	218,654	215,919
Goodwill	215,789	209,842
Deferred tax asset	—	2,274
Other non-current assets	20,562	21,044
Total non-current assets	463,315	458,377
Total assets	$1,488,581	$1,369,378

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$91,010	$96,804
Provider liability	541,368	469,516
Operating lease liabilities, current	2,066	2,200
Total current liabilities	634,444	568,520
Non-current liabilities:
Operating lease liabilities, non-current	6,667	7,331
Deferred tax liability	3,737	—
Other non-current liabilities	5,660	2,584
Total non-current liabilities	16,064	9,915
Total liabilities	650,508	578,435
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.01 par value, 1,000,000,000 and 1,000,000,000 shares authorized; 126,289,983 and 123,604,576 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	1,263	1,236
Additional paid-in capital	925,264	892,291
Accumulated deficit	(144,198)	(156,310)
Total Privia Health Group, Inc. stockholders’ equity	782,329	737,217
Non-controlling interest	55,744	53,726
Total stockholders’ equity	838,073	790,943
Total liabilities and stockholders’ equity	$1,488,581	$1,369,378
The accompanying notes are an integral part of these condensed consolidated financial statements.

Privia Health Group, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Revenue	$632,630	$521,153	$1,236,477	$1,001,250

Operating expenses:
Provider expense	500,484	405,992	975,601	780,801
Cost of platform	69,357	64,918	137,777	124,444
Sales and marketing	8,002	6,805	16,136	13,727
General and administrative	39,658	37,519	81,131	69,240
Depreciation and amortization	3,356	2,583	6,637	4,484
Total operating expenses	620,857	517,817	1,217,282	992,696
Operating income	11,773	3,336	19,195	8,554
Other income	3,310	—	3,310	—
Interest income, net	1,668	2,408	3,556	5,339
Income before provision for income taxes	16,751	5,744	26,061	13,893
Provision for income taxes	7,017	2,456	12,617	4,559
Net income	9,734	3,288	13,444	9,334
Less: Net income attributable to non-controlling interests	686	601	1,332	2,427
Net income attributable to Privia Health Group, Inc.	$9,048	$2,687	$12,112	$6,907
Net income per share attributable to Privia Health Group, Inc. stockholders – basic	$0.07	$0.02	$0.10	$0.06
Net income per share attributable to Privia Health Group, Inc. stockholders – diluted	$0.07	$0.02	$0.09	$0.05
Weighted average common shares outstanding – basic	126,121,426	122,132,245	125,142,415	121,370,949
Weighted average common shares outstanding – diluted	131,827,233	128,447,069	131,355,421	128,149,252
The accompanying notes are an integral part of these condensed consolidated financial statements.

Privia Health Group, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share and per share amounts)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity attributable to Privia Health Group, Inc.	Non-controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2024	120,309,346	$1,203	$813,209	$(179,229)	$635,183	$48,264	$683,447
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	1,081,968	11	2,232	—	2,243	—	2,243
Stock-based compensation expense	—	—	17,790	—	17,790	—	17,790
Net income	—	—	—	4,220	4,220	1,826	6,046
Balance at March 31, 2025	121,391,314	1,214	833,231	(175,009)	659,436	50,090	709,526
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	1,281,940	13	1,870	—	1,883	—	1,883
Stock-based compensation expense	—	—	18,849	—	18,849	—	18,849
Net income	—	—	—	2,687	2,687	601	3,288
Balance at June 30, 2025	122,673,254	$1,227	$853,950	$(172,322)	$682,855	$50,691	$733,546

Balance at December 31, 2025	123,604,576	$1,236	$892,291	$(156,310)	$737,217	$53,726	$790,943
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	2,084,429	21	753	—	774	—	774
Stock-based compensation expense	—	—	21,921	—	21,921	—	21,921
Repurchase of non-controlling interest	—	—	(9,917)	—	(9,917)	(1,527)	(11,444)
Net income	—	—	—	3,064	3,064	646	3,710
Balance at March 31, 2026	125,689,005	1,257	905,048	(153,246)	753,059	52,845	805,904
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	600,978	6	820	—	826	—	826
Stock-based compensation expense	—	—	19,396	—	19,396	—	19,396
Contributed non-controlling interest	—	—	—	—	—	2,213	2,213
Net income	—	—	—	9,048	9,048	686	9,734
Balance at June 30, 2026	126,289,983	$1,263	$925,264	$(144,198)	$782,329	$55,744	$838,073

The accompanying notes are an integral part of these condensed consolidated financial statements.

Privia Health Group, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income	$13,444	$9,334
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	291	415
Amortization of intangibles	6,346	4,069
Stock-based compensation	41,317	36,639
Deferred income taxes, net	3,683	2,671
Changes in asset and liabilities:
Accounts receivable, net	(172,378)	(121,497)
Prepaid expenses and other current assets	(8,492)	(21,344)
Other non-current assets and right-of-use assets	1,472	1,056
Accounts payable and accrued expenses	(5,794)	(7,687)
Provider liability	70,972	81,185
Operating lease liabilities	(1,032)	(778)
Other long-term liabilities	1,806	(153)
Net cash used in operating activities	(48,365)	(16,090)
Cash from investing activities
Business acquisitions, net of cash acquired	(11,430)	(89,058)
Other	(59)	—
Net cash used in investing activities	(11,489)	(89,058)
Cash flows from financing activities
Proceeds from exercised stock options	1,600	4,126
Proceeds from non-controlling interest	2,213	—
Repurchase of non-controlling interest	(11,444)	—
Net cash (used in) provided by financing activities	(7,631)	4,126
Net decrease in cash and cash equivalents	(67,485)	(101,022)
Cash and cash equivalents at beginning of period	479,685	491,149
Cash and cash equivalents at end of period	$412,200	$390,127

Supplemental disclosure of cash flow information:
Interest paid	$162	$124
Income taxes paid	$10,656	$5,771

Supplemental disclosure of non-cash operating activities:
Lease liabilities obtained in exchange for right-of-use assets	$234	$1,832
Contingent consideration payable	$1,270	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Privia Health Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Organization and Summary of Significant Accounting Policies
Organization
Privia Health Group, Inc. (“Privia Health,” “Privia,” “we,” “our” or the “Company”) is a technology-driven, national physician-enablement company that collaborates with physician practices, health plans, and health systems to achieve the quadruple aim of better outcomes, lower costs, improved patient experience, and happier and more engaged providers. The Company pursues the quadruple aim by entering markets and organizing existing physicians and non-physician clinicians into a unique practice model that combines the advantages of a partnership in a large regional medical group (each, a “Medical Group” and together, “Medical Groups”) with significant provider autonomy for physicians (collectively, “Privia Physicians”) and non-physician clinicians (collectively “Privia Clinicians” and, together with the Privia Physicians, the “Privia Providers”) joining the Company’s Medical Groups. Privia Physicians join the Medical Groups in their geographic market as an owner of the Medical Group.
As of June 30, 2026, Privia operated Medical Groups in seventeen markets: (1) the Mid-Atlantic Region (states of Virginia, Maryland and the District of Columbia); (2) Georgia; (3) the Gulf Coast Region (Houston-San Antonio-Austin, Texas); (4) North Texas (Dallas/Fort Worth, Texas); (5) West Texas (Abilene, Texas); (6) Central Florida; (7) Tennessee; (8) California; (9) Montana; (10) Ohio; (11) North Carolina; (12) Connecticut; (13) Washington state; (14) South Carolina; (15) Indiana; (16) Arizona; and (17) New Jersey.
The Company also provides management and administrative services through local management services organizations (each, an “MSO”) to the Medical Groups through a Management Services Agreement (“MSA”) in each market. The Company owns 100% of all MSOs, except four where the Company is at least the majority owner.
Basis of Presentation
The condensed consolidated financial statements are prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and include the accounts of the Company and its subsidiaries. Amounts shown on the condensed consolidated statements of operations within the operating expense categories of provider expense, cost of platform, selling and marketing, and general and administrative are recorded exclusive of depreciation and amortization.
All significant intercompany transactions are eliminated in consolidation.
The results of operations for the three and six months ended June 30, 2026, are not indicative of the results to be expected for the full fiscal year ending December 31, 2026. The condensed consolidated balance sheet at December 31, 2025 was derived from audited annual financial statements but does not contain all disclosures required by GAAP. In the opinion of management, all adjustments (consisting of only normal and recurring adjustments) considered necessary for a fair statement have been included.
The Company described its significant accounting policies in Note 1 of the notes to consolidated financial statements for the year ended December 31, 2025 in the Annual Report on Form 10-K. During the three and six months ended June 30, 2026, there were no significant changes to those accounting policies and estimates.
Variable Interest Entities
Management evaluates the Company’s ownership, contractual, and other interests in entities to determine if it has any variable interest in a variable interest entity (“VIE”). These evaluations are complex and involve judgment and assumptions based on available historical information, among other factors. If the Company determines that an entity in which it holds a contractual, or ownership, interest is a VIE and that the Company is the primary beneficiary, the Company consolidates such entity in its consolidated financial statements. The primary beneficiary of a VIE is the party that meets both of the following criteria: (i) has the power to make decisions that most significantly affect the economic performance of the VIE; and (ii) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Management performs ongoing reassessments of whether changes in the facts and circumstances regarding the Company’s involvement with a VIE will cause the consolidation conclusion to change. Changes in consolidation status are applied prospectively.
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
The characteristics of both (a) and (b) do not exist and as such the Non-Owned Medical Groups do not represent VIEs. Accordingly, the Company has not consolidated the financial position, results of operations or cash flows of the Non-Owned Medical Groups that are affiliated with the Company by means of a service agreement for the three months ended June 30, 2026 and 2025. Each time that it enters into a new service agreement or enters into a material amendment to an existing service agreement, the Company considers whether the terms of that agreement or amendment would change the elements it considers in accordance with the VIE guidance. The same analysis was performed for the Affiliated Practices of Owned Medical Groups, which have contractual relationships with Privia through the SSA, and the Company determined they do not represent VIEs as they do not meet the criteria in ASC 810 for similar reasons as those outlined above.
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
Privia Medical Group New Jersey, LLC (“PMG-NJ”) is a physician-owned Medical Group, with PMGNJ Hold Co, P.C., (“Friendly NJ PC”), a New Jersey professional corporation entirely owned by a licensed physician with a leadership role in the Company, owning majority membership interests and having governance and control rights via the governing documents of PMG-NJ. The Company has a contractual relationship with Friendly NJ PC through a Restriction Agreement. The VIE analysis was performed, and the Company determined that characteristic (b) exists as a result of meeting (i), (ii) and (iv) and, as such, PMG-NJ and Friendly NJ PC represent VIEs and are consolidated as they meet the criteria in ASC 810.
The aggregated carrying value of the Company’s VIEs for both the current assets and liabilities included in the consolidated balance sheets after elimination of intercompany transactions was $19.5 million as of June 30, 2026 and $18.9 million as of December 31, 2025.
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
In May 2025, the FASB issued ASU No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in a Variable-Interest Entity. The amendment clarifies the guidance when an entity involved in an acquisition transaction effected primarily by exchanging equity interests and the legal acquiree is a VIE that meets the definition of a business. Entities must identify the accounting acquirer using the factors in ASC 805-10-55-12 through 55-15, rather than relying solely on the VIE consolidation model. The amendment is effective for annual reporting periods beginning after December 15, 2026, including interim periods within the fiscal years and applied prospectively to acquisitions after the adoption date. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements or related disclosures.
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
2. Revenue Recognition
The following table presents our revenues disaggregated by source:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
FFS-patient care	$412,640	$331,464	$803,773	$643,225
FFS-administrative services	33,222	35,116	64,625	67,371
Capitated revenue	95,150	75,511	181,298	146,201
Shared savings	68,920	60,021	143,883	107,933
Care management fees (PMPM)	20,733	16,919	38,600	32,121
Other revenue	1,965	2,122	4,298	4,399
Total revenue	$632,630	$521,153	$1,236,477	$1,001,250
Fee-for-service (“FFS”) patient care is primarily generated from third-party payers with which the Company has established contractual billing arrangements. The following table presents the approximate percentages by source of net revenue received for healthcare services we provided for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Commercial insurers	72%	71%	71%	70%
Government payers	13%	14%	13%	14%
Patient	15%	15%	16%	16%
	100%	100%	100%	100%
FFS-administrative services revenue is earned through the Company’s MSA with Non-Owned Medical Groups primarily based on a fixed percentage of net collections on patient care generated by those medical groups.
Value Based Care (“VBC”) revenue is primarily earned through contracts for capitated revenue, shared savings and care management fees (“PMPM”). Capitated revenue is generated through what is typically known as an “at-risk contract.” At-risk capitation refers to a model in which the Company receives a fixed monthly payment from the third-party payer in exchange for providing healthcare services to attributed beneficiaries. The Company is responsible for providing or paying for the cost of healthcare services required by those attributed beneficiaries for a set of services. Capitated revenue is recorded at the total amount gross in revenues because the Company is acting as a principal in arranging for, providing, and controlling the managed healthcare services provided to the Attributed Lives (as defined herein). Shared savings revenue and PMPM are generated through contracts with large commercial payer organizations and the U.S. Federal Government.
Contract Asset
The Company has the following contract assets:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Balances for contracts with customers
Accounts receivable	$574,160	$400,902
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
3. Business Combinations
New Jersey
On May 19, 2026, the Company entered into the New Jersey market through the acquisition of PMG-NJ, whereby Privia acquired a 77% ownership interest in PMG-NJ. The acquisition was accounted for using the acquisition method pursuant to the requirements of ASC 805. The results of operations of the acquisition have been included in the Company’s consolidated financial statements since the date of acquisition.
The preliminary fair value of the assets acquired and liabilities assumed at the acquisition date are as follows (in thousands):

Accounts receivable	$880
Identifiable intangible assets:
Payer contract and physician network intangibles	9,081
Goodwill	5,947
Deferred tax liability	(2,328)
Provider liability	(880)
Total acquired net assets	$12,700
Information regarding the net cash paid for the acquisition is as follows (in thousands):

Fair value of assets acquired	$9,961
Goodwill	5,947
Deferred tax liability	(2,328)
Provider liability	(880)
Contingent consideration payable	(1,270)
Net cash paid for acquisition	$11,430
The goodwill relating to the acquisition is primarily attributable to synergies related to the assembled workforce. Goodwill is measured as the excess of the consideration transferred over the fair value of assets acquired and liabilities assumed on the acquisition date. None of the goodwill recognized for the acquisition of PMG-NJ is expected to be deductible for tax purposes. In connection with the acquisition, the Company recognized a contingent consideration payable within other non-current liabilities on the consolidated balance sheet with an estimated fair value of $1.3 million, subject to meeting certain future performance targets over the next two years. For the 2026 acquisition, the Company is in the process of completing its formal valuation analysis to identify and determine the fair value of tangible and identifiable intangible assets acquired and the liabilities assumed. Thus, the final allocation of the purchase price may differ from the preliminary estimates used at June 30, 2026 based on additional information obtained and completion of the valuation of the identifiable intangible assets. The Company does not expect any adjustments, if necessary, to be material.
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

The fair value of the assets acquired and liabilities assumed at the acquisition date are as follows (in thousands):

Cash	$5,942
Accounts receivable	6,319
Identifiable intangible assets:
Payer contract and physician network intangibles	64,400
Goodwill	43,838
Deferred tax liability	(13,238)
Provider liability	(12,261)
Total acquired net assets	$95,000
Information regarding the net cash paid for the acquisition is as follows (in thousands):

Fair value of assets acquired, net of $5.9 million of cash acquired	$70,719
Provider liability	(12,261)
Deferred tax liability	(13,238)
Goodwill	43,838
Net cash paid for acquisition	$89,058
Pro Forma Total Revenues

PMG AZ contributed revenue of $17.7 million from the date of acquisition through June 30, 2025. The following table summarizes the unaudited pro forma total revenues of the combined entity:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
(Dollars in Thousands)	2025	2025
Pro forma combined entity total revenue	$521,153	$1,019,580
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
4. Goodwill and Intangible Assets, Net
For the purposes of the goodwill impairment assessment, the Company as a whole is considered to be a reporting unit. The Company recognizes the excess of the purchase price, plus the fair value of any non-controlling interests in the acquiree, over the fair value of identifiable net assets acquired as goodwill. The Company performs a qualitative assessment on goodwill at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. If it is determined in the qualitative assessment that the fair value of a reporting unit is more likely than not below its carrying amount, then the Company will perform a quantitative impairment test. The quantitative goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. Any excess in the carrying value of a reporting unit’s goodwill over its fair value is recognized as an impairment loss, limited to the total amount of goodwill allocated to that reporting unit. The Company’s carrying value of goodwill at June 30, 2026 and December 31, 2025 was approximately $215.8 million and $209.8 million, respectively. No indicators of impairment were identified during the six months ended June 30, 2026.

A summary of the Company’s intangible assets is as follows:

	June 30, 2026		December 31, 2025
(Dollars in thousands)	Intangible Assets	Accumulated Amortization	Intangible Assets	Accumulated Amortization
Trade names	$4,600	$2,722	$4,600	$2,607
Consumer customer relationships	3,100	2,796	3,100	2,783
Management service agreement	2,200	1,478	2,200	1,409
Physician network	19,814	2,640	16,052	2,016
Payer contracts	172,762	14,269	167,443	9,978
MSO service agreement	51,800	11,717	51,800	10,483
	254,276	$35,622	245,195	$29,276
Less accumulated amortization	(35,622)		(29,276)
Intangible assets, net	$218,654		$215,919
The remaining weighted average life of all amortizable intangible assets is approximately 16.7 years at June 30, 2026.
Amortization expense for intangible assets was approximately $3.2 million and $2.4 million for the three months ended June 30, 2026 and 2025, respectively, and $6.3 million and $4.1 million for the six months ended June 30, 2026 and 2025, respectively.
Remaining estimated amortization expense for the Company’s intangible assets is as follows:

(Dollars in thousands)
Remainder of 2026	$6,724
2027	13,449
2028	13,449
2029	13,449
2030	13,449
Thereafter	158,134
Total	$218,654
5. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Accounts payable	$8,494	$7,973
Accrued employee compensation and benefits	21,283	33,552
Other accrued expenses	61,233	55,279
Total accounts payable and accrued expenses	$91,010	$96,804
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
Liabilities for unpaid medical claims under at-risk capitation arrangements, which are included in provider liability in the accompanying consolidated balance sheets, are as follows:

	June 30,
(Dollars in thousands)	2026	2025
Balance, beginning of period	$78,989	$66,355
Incurred health care costs
Current year	175,800	144,840
Prior years	(13,225)	(555)
Total claims incurred	$162,575	$144,285
Claims paid
Current year	(83,892)	(63,025)
Prior years	(58,695)	(47,959)
Total claims paid	$(142,587)	$(110,984)
Balance, end of period	$98,977	$99,656
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
As of June 30, 2026, no amounts were outstanding under the Revolving Credit Facility. Substantially all of the Company’s real and personal property serve as collateral under this agreement.
8. Income Taxes
The Company recorded a provision for income tax of $7.0 million and $2.5 million for the three months ended June 30, 2026 and 2025, respectively, and $12.6 million and $4.6 million for the six months ended June 30, 2026 and 2025, respectively. This represents an effective tax rate of 48.4% as of June 30, 2026 compared to 32.8% for the same period in the prior year. The effective tax rates differ from the statutory U.S. federal income tax rate of 21% primarily due to 162(m) limitations, state income taxes, and tax impacts related to equity award vesting and exercise events. The higher effective tax rate in the current quarter was primarily driven by unfavorable tax impacts related to equity award vesting and exercise events, as the associated tax deductions were lower than the related book compensation expense as well as the additional executives being subject to 162(m) limitations.
Management considers both positive and negative evidence when evaluating the recoverability of our deferred tax assets (“DTAs”). The assessment is required to determine whether, based on all available evidence, it is more likely than not (i.e., greater than a 50% probability) that all or some portion of the DTAs will be realized in the future. As of June 30, 2026 and December 31, 2025, the weight of all available positive evidence was greater than the weight of all negative evidence, so a valuation allowance against the deferred tax asset was not recorded.
9. Stockholders’ Equity
On April 6, 2021, the Board of Directors of the Company (the “Board”) approved the 2021 Omnibus Incentive Plan (the “Plan”) which permits awards in respect of up to 10,278,581 shares of Common Stock. The Plan also provides for an automatic increase on the first day of each fiscal year following the effective date of the Plan by an amount equal to the lesser of (i) 5% of outstanding shares on December 31 of the immediately preceding fiscal year or (ii) such number of shares as determined by the Company’s Compensation

Committee in its discretion. The Plan provides for the granting of stock options at a price equal to at least 100% of the fair market value of Common Stock as of the date of grant. The Plan also provides for the granting of Stock Appreciation Rights, Restricted Stock, Restricted Stock Units (“RSUs”), Performance Awards (“PSUs”) and other cash-based or other stock-based awards, all of which must be granted at not less than the fair market value of Common Stock as of the date of grant.
Prior to the Company’s initial public offering (“IPO”), the Company granted stock options pursuant to the PH Group Parent Corp. Stock Option Plan (the “PH Parent Option Plan”). The Company no longer issues grants under the PH Parent Option Plan and no shares of Common Stock are reserved for future issuance thereunder. On March 2, 2023, the Company entered into a strategic alignment agreement (the “Equity Alignment Agreement”) with ChoiceHealth, Inc. (“Novant Sub”), a subsidiary of Novant Health, Inc. (“Novant Health”). No shares have been issued to Novant Sub under the Equity Alignment Agreement as of June 30, 2026. A member of the Board is a member of the board of trustees of Novant Health.
Stock option activity
The following table summarizes stock option activity under the PH Parent Option Plan and the Plan:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2025	7,534,665	$10.26	6.28	$102,102
Granted	—	—
Exercised	(386,900)	5.65
Forfeited	(21,581)	17.97
Balance at June 30, 2026	7,126,184	$10.48	5.99	$109,137
Exercisable at June 30, 2026	7,126,184	$10.48	5.99	$109,137
RSU Activity
The following table summarizes the RSU activity under the Plan:

	Number of Shares	Grant Date Fair Value
Unvested and outstanding at December 31, 2025	3,847,183	$24.39
Granted	2,435,096	22.52
Vested	(1,695,847)	24.68
Forfeited	(98,413)	23.35
Unvested and outstanding at June 30, 2026	4,488,019	$23.29
PSU Activity
PSUs granted under the Plan generally vest based on the satisfaction of specified service conditions, performance-based conditions, and/or market conditions. PSUs represent a target number of units that may be paid out at zero to 200% of target at the end of a multi-year award cycle, typically three years, subject to continued employment of recipients and the achievement of such performance-based and market conditions. The performance-based conditions are established relative to certain Company-specific financial targets. For PSUs with performance-based conditions where the target will be fully established at a future date, the Company has determined that the service inception date precedes the grant date for these awards as (a) the awards were authorized prior to establishing an accounting grant date, (b) the recipients began providing services prior to the grant date, and (c) there are performance conditions that, if not met by the accounting grant date, will result in the forfeiture of the awards. As the service inception date precedes the accounting grant date, stock-based compensation expense is recognized over the requisite service period based on the estimated fair value at each reporting date. For PSUs that are solely based on employment and the achievement of certain market performance metric targets, which have already been determined, the fair value of the PSUs is determined on the grant date using a Monte Carlo valuation model. Stock-based compensation expense for these awards is fixed and is recognized on a straight-line basis over the requisite service period. At the end of the performance period, the Compensation Committee of the Board determines performance against the applicable performance-based conditions and/or market conditions. Generally, PSUs vest upon the determination by the Compensation Committee of the Board of the achievement of applicable performance-based conditions and/or market conditions, unless subject to earlier vesting, such as upon a Termination without Cause (as defined in the Plan) following a Change-in-Control of the Company (as defined in the Plan). PSUs do not convey voting rights.

The following table summarizes the PSU activity under the Plan:

	Number of Shares	Grant Date Fair Value
Unvested and outstanding at December 31, 2025	2,443,331	$26.41
Granted	974,645	22.47
Vested	(621,253)	27.99
Forfeited	(21,535)	23.88
Unvested and outstanding at June 30, 2026	2,775,188	$24.97
Stock-based compensation expense
Total stock-based compensation expense for the three months ended June 30, 2026 and 2025, was approximately $19.4 million and $18.8 million, respectively, and $41.3 million and $36.6 million for the six months ended June 30, 2026 and 2025, respectively. At June 30, 2026, there was approximately $126.0 million of unrecognized stock-based compensation expense related to unvested options, RSUs and PSUs, net of forfeitures, that is expected to be recognized over a weighted-average period of 1.2 years.
Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Cost of platform	$6,200	$7,223	$12,923	$13,194
Sales and marketing	1,677	1,488	3,467	2,690
General and administrative	11,519	10,138	24,927	20,755
Total stock-based compensation	$19,396	$18,849	$41,317	$36,639
10. Commitments and Contingencies
There are no material commitments and contingencies as of June 30, 2026 and December 31, 2025.
We are currently involved in, and may in the future become involved in, legal proceedings, claims, investigations and regulatory inquiries in the ordinary course of our business, including medical malpractice claims. These claims or proceedings can involve various types of parties, including governments, regulators, competitors, customers, partners, suppliers, service providers, licensees, licensors, employees, or stockholders, among others. Although the results of these legal proceedings, claims, investigations and inquiries cannot be predicted with certainty, we do not believe that the final outcome of any matters that we are currently involved in are reasonably likely to have a material adverse effect on our business, financial condition or results of operations. Regardless of final outcomes, however, any such proceedings, claims, inquiries and investigations may nonetheless impose a significant burden on management and employees and be costly to manage and defend, with potentially unfavorable preliminary or interim rulings.
The Company records liabilities for its estimates of probable costs resulting from legal and regulatory matters where appropriate. Estimates of costs resulting from legal and regulatory matters involving the Company are inherently difficult to predict, particularly where the matters: may involve indeterminate claims for monetary damages or may involve fines, penalties or civil damages; involve an uncertain number of potential claimants or regulatory bodies; are in the early stages of the proceedings; or could result in a change in compliance practices.
On March 24, 2026, after we made a voluntary disclosure to various federal and state authorities, the Company received a “Request for Information or Assistance” from the Department of Health and Human Services’ Office of Inspector General (“OIG”). The inquiry pertains to a single obstetric and gynecological Affiliated Practice that was formerly in Privia’s Mid-Atlantic service area, and whether that practice procured and implanted medical devices for a limited cohort of its patients without complying with applicable regulatory requirements. The Company is not aware of similar conduct at its other Affiliated Practices.
The Company is cooperating with OIG’s request for information and is coordinating its response with the U.S. Department of Justice (“DOJ”) and the Commonwealth of Virginia’s Office of the Attorney General. While the Company does not currently believe that this matter is reasonably likely to have a material adverse effect on its business, financial condition or results of operations, the Company can provide no assurance as to the scope and outcome of this inquiry given its procedural status, including the ultimate extent of governmental interest in the matter.
11. Concentration of Credit and Revenue Risk
Our financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. While our cash and cash equivalents are managed by reputable financial institutions, the Company’s cash balances with the individual institutions may at times exceed the federally insured limits. At June 30, 2026, substantially all of the Company’s cash and cash equivalents were held at two financial institutions.

The following table provides the Company’s revenue concentrations with respect to payers comprising 10% or more of the Company’s total revenues:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Payer A	28%	29%	27%	28%
Payer B	16%	16%	17%	16%
Payer C	17%	15%	18%	16%

The following table provides the Company’s concentrations of credit risk with respect to payers comprising 10% or more of the Company’s receivables, net:

	For the Six Months Ended June 30,
	2026	2025
Payer A	55%	50%
Payer B	15%	18%
Payer C	13%	14%
12. Net Income Per Share
A reconciliation of net income available to common stockholders and the number of shares in the calculation of basic and diluted earnings income per share was calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands, except for share and per share amounts)	2026	2025	2026	2025
Net income attributable to Privia Health Group, Inc. common stockholders	$9,048	$2,687	$12,112	$6,907
Weighted average common shares outstanding - basic	126,121,426	122,132,245	125,142,415	121,370,949
Weighted average common share outstanding - diluted	131,827,233	128,447,069	131,355,421	128,149,252
Earnings per share attributable to Privia Health Group, Inc. common stockholders – basic	$0.07	$0.02	$0.10	$0.06
Earnings per share attributable to Privia Health Group, Inc. common stockholders – diluted	$0.07	$0.02	$0.09	$0.05
Below are the weighted-average diluted shares outstanding that were excluded from the computation of diluted loss per share attributable to common stockholders for the period presented because they were anti-dilutive:

	Six Months Ended June 30,
	2026	2025
Weighted-average antidilutive shares outstanding	4,116,262	4,931,666
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
The Company defines its CODM as its Chief Executive Officer, who regularly reviews financial operating results on a consolidated basis for purposes of allocating resources and evaluating financial performance. Although the Company derives its revenues from a number of different geographic regions, the Company neither allocates resources based on the operating results from the individual regions, nor manages each individual region as a separate business unit. The Company’s CODM manages the operations on a consolidated basis to make decisions about overall corporate resource allocation and to assess overall corporate profitability. As of June 30, 2026 and December 31, 2025, all of the Company’s long-lived assets were located in the United States.
The CODM uses consolidated net income attributable to Privia Health Group, Inc. to evaluate financial performance and allocate resources. Consolidated net income attributable to Privia Health Group, Inc. for the three months ended June 30, 2026 and 2025 was $9.0 million and $2.7 million, respectively, and $12.1 million and $6.9 million for the six months ended June 30, 2026 and 2025, respectively.

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
Under our Privia Medical Group model, Privia Physicians join the Medical Group in their geographic market as owners of the Medical Group. We own a majority interest in certain of our Medical Groups, with Privia Physicians collectively owning a minority interest, and we own no interest in certain other Non-Owned Medical Groups. In those markets in which state regulations do not allow us to own Medical Groups, the Non-Owned Medical Groups may be owned by the Privia Physicians or owned indirectly by a licensed physician holding a Privia leadership position, otherwise referred to as a Friendly Medical Group. Privia Physicians furnish healthcare services through our Medical Groups and continue to own their Affiliated Practices, which provide certain services to the Medical Groups, such as use of space, non-physician staffing, equipment and supplies.
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
GAAP Financial Measures
•    Revenue was $632.6 million and $521.2 million for the three months ended June 30, 2026 and 2025, respectively, and $1.24 billion and $1.00 billion for the six months ended June 30, 2026 and 2025, respectively;
•    Gross profit was $128.9 million and $112.8 million for the three months ended June 30, 2026 and 2025, respectively, and $254.5 million and $216.4 million for the six months ended June 30, 2026 and 2025, respectively;
•    Operating income was $11.8 million and $3.3 million for the three months ended June 30, 2026 and 2025, respectively, and $19.2 million and $8.6 million for the six months ended June 30, 2026 and 2025, respectively; and
•    Net income attributable to Privia Health Group, Inc. was $9.0 million and $2.7 million, for the three months ended June 30, 2026 and 2025, respectively, and $12.1 million and $6.9 million for the six months ended June 30, 2026 and 2025, respectively.
Summary of Key Metrics and Non-GAAP Financial Measures
•    Practice Collections were $970.0 million and $862.9 million for the three months ended June 30, 2026 and 2025, respectively, and $1.88 billion and $1.66 billion for the six months ended June 30, 2026 and 2025, respectively;
•    Care Margin was $132.1 million and $115.2 million for the three months ended June 30, 2026 and 2025, respectively, and $260.9 million and $220.4 million for the six months ended June 30, 2026 and 2025, respectively;
•    Platform Contribution was $69.0 million and $57.5 million for the three months ended June 30, 2026 and 2025, respectively, and $136.0 million and $109.2 million for the six months ended June 30, 2026 and 2025, respectively; and

•    Adjusted EBITDA was $37.4 million and $29.0 million for the three months ended June 30, 2026 and 2025, respectively, and $74.1 million and $55.9 million for the six months ended June 30, 2026 and 2025, respectively.
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
FFS Revenue
We generate FFS-patient care revenue when we collect reimbursements for FFS medical services provided by Privia Providers. Our agreements with our providers have a multi-year term length and we have historically experienced a 96% provider retention rate, both of which lead to a highly predictable and recurring revenue model. Our FFS contracts with payer partners typically contain annual rate inflators and enhanced commercial FFS rates given our scale in each of our markets. As a result of receiving these rate inflators and enhancements, if we continue to be successful in expanding our provider base, we expect revenue will grow year-over-year in absolute dollars. In addition, in our FFS-patient care revenue, we include collections generated from ancillary services such as clinical laboratory, imaging and pharmacy operations. We also generate FFS-administrative services revenue by providing administration and management services to medical groups which are not owned or consolidated by us. FFS-patient care revenue represented 65.2% and 63.6% of total revenue for the three months ended June 30, 2026 and 2025, respectively, and 65.0% and 64.2% for the six months ended June 30, 2026 and 2025, respectively. FFS-administrative services revenue represented 5.3% and 6.7% of total revenue for the three months ended June 30, 2026 and 2025, respectively, and 5.2% and 6.7% for the six months ended June 30, 2026 and 2025, respectively.
VBC Revenue
Over time, we create incremental value for our provider partners by enabling them to succeed in VBC arrangements. We generate VBC revenue when our providers are reimbursed through traditional FFS Medicare, Medicare Shared Savings Program (“MSSP”), Medicare Advantage, commercial payers and other existing and emerging direct payer and employer contracting programs. The revenue is primarily collected in the form of (i) capitated revenue earned by providing healthcare services to Medicare Advantage attributed beneficiaries for a defined group of services including professional, institutional and pharmacy through a contract that is typically known as an “at-risk contract,” (ii) shared savings earned based on improved quality and lower cost of care for our attributed lives in VBC incentive arrangements and (iii) care management fees to cover costs of services typically not reimbursed under traditional FFS payment models, including population management, care coordination, advanced technology and analytics. VBC revenue represented 29.2% and 29.3% of total revenue for the three months ended June 30, 2026 and 2025, respectively, and 29.4% and 28.6% for the six months ended June 30, 2026 and 2025, respectively.
Other Revenue
The remainder of our revenue is derived from leveraging our existing base of providers and patients to deliver value-oriented services such as virtual visits and coding. Other revenue represented 0.3% and 0.4% of total revenue for the three months ended June 30, 2026 and 2025, respectively, and 0.3% and 0.4% for the six months ended June 30, 2026 and 2025, respectively.
Key Factors Affecting Our Performance
Addition of New Providers
Our ability to increase our provider base will enable us to deliver financial growth as our providers generate both our FFS and VBC revenue. Our existing provider relationships and market share provide us with significant opportunity to grow in both existing and new geographies, and we believe the number of providers joining Privia is a key indicator of the market’s recognition of the attractiveness of our platform to our providers, patients and payers. We intend to increase our provider base in existing and new markets by adding new practices and assisting our existing practices with recruiting new providers, using our in-market and national sales and marketing teams. As we add providers to the Privia Platform, we expect them to contribute incremental economics as we leverage our existing brand and infrastructure, both at the corporate and in-market levels.

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
Expansion to New Markets
Based upon our experience to date, we believe Privia can succeed in all reimbursement environments and payment models. The data we collected from older provider cohorts consistently suggest that we improve their performance in both FFS and VBC metrics over time and inform our expectations for our new markets. We believe our in-market operating structure and ability to serve providers wherever they are on their transition to VBC can benefit physicians and providers throughout the U.S. and that our solution is applicable across all 50 states. We enter a market with an asset-light operating model and employ a disciplined, uniform approach to market structure and development. We partner with market leading medical groups and health systems to form anchor relationships and align other independent, affiliated, or employed providers into a single-Tax Identification Number (“TIN”) medical group. Our business model also gives us flexibility for future, incremental growth through the acquisition of minority or majority stakes in our practices and opening de-novo, fully owned sites of care focused on Medicare Advantage and direct contracting models.
In April 2025, the Company announced it had entered the state of Arizona in partnership with a multi-specialty practice.
In December 2025, the Company acquired an ACO business from Evolent Health, Inc., adding over 120,000 attributed lives through the MSSP and various commercial and Medicare Advantage programs.
In May 2026, the Company announced it had entered the state of New Jersey in partnership with Neurology Group of Bergen County.
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
As of June 30, 2026, the total number of Privia-owned ACOs is ten.
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
Key Metrics

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Implemented Providers (as of end of period)	5,644	5,125	5,644	5,125
Attributed Lives (in thousands) (as of end of period)	1,647	1,382	1,647	1,382
Practice Collections (1) ($ in millions)	$970.0	$862.9	$1,884.8	$1,661.5
(1) We define Practice Collections as the total collections from all practices in all markets and all sources of reimbursement (FFS, VBC and other) that we receive for delivering care and providing our platform and associated services. Practice Collections differ from revenue by including collections from Non-Owned Medical Groups.
Implemented Providers
We define Implemented Providers as the total of all service professionals at the end of a given period who are credentialed and bill for medical services in both Owned and Non-Owned Medical Groups during that period. This includes, but is not limited to, physicians, physician assistants, and nurse practitioners. We believe that growth in the number of Implemented Providers is a key indicator of the performance of our business and expected revenue growth. This growth depends, in part, on our ability to successfully add new practices in existing markets and expand into new markets. The number of Implemented Providers increased 10.1% as of June 30, 2026 compared to June 30, 2025, due to organic growth in our healthcare delivery business as well as acquisitions.
Attributed Lives
We define Attributed Lives as any patient that a payer deems attributed to Privia to deliver care as part of a VBC arrangement through a provider of primary care or specialty services as of the end of a particular period. The number of Attributed Lives is an important measure that impacts the amount of VBC revenue we receive. Attributed Lives increased 19.2% as of June 30, 2026 compared to June 30, 2025, primarily due to acquisitions as well as organic growth.
Practice Collections
We define Practice Collections as the total collections from all practices in all markets and all sources of reimbursement (FFS, VBC and other) that we receive for delivering care and providing our platform and associated services. Practice Collections differ from revenue by adding collections from Non-Owned Medical Groups. FFS arrangements accounted for 80.9% and 81.5% of our practice collections for the three months ended June 30, 2026 and 2025, respectively, and 80.5% and 81.9% for the six months ended June 30, 2026 and 2025, respectively. VBC accounted for 19.0% and 18.3% of practice collections for the three months ended June 30, 2026 and 2025, respectively, and 19.3% and 17.8% for the six months ended June 30, 2026 and 2025, respectively.
Practice Collections increased 12.4% for the three months ended June 30, 2026 when compared to the same period in 2025, and 13.4% for the six months ended June 30, 2026 when compared to the same period in 2025, mainly due to organic growth of our healthcare delivery business and acquisitions.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands, except for percentages)	2026	2025	2026	2025
Care Margin (1) ($)	$132,146	$115,161	$260,876	$220,449
Platform Contribution (1) ($)	$68,989	$57,466	$136,022	$109,199
Platform Contribution Margin (1) (%)	52.2%	49.9%	52.1%	49.5%
Adjusted EBITDA (1) ($)	$37,429	$28,992	$74,120	$55,907
Adjusted EBITDA Margin (1) (%)	28.3%	25.2%	28.4%	25.4%
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

Care Margin
Gross Profit is defined as total revenue less provider expenses and amortization of intangible assets. We define Care Margin as Gross Profit excluding amortization of intangible assets. Our Care Margin generated from FFS revenue is contractual and recurring in nature, and primarily based on an individually negotiated percentage of collections for each practice that joins Privia. Our Care Margin generated from VBC revenue is based on a percentage of care management fees and shared savings collected. We view Care Margin as all of the dollars available for us to manage our business, including providing administrative support to our practices, investing in sales and marketing to attract new providers to the Privia Platform, and supporting the organization through our corporate infrastructure. We expect Care Margin will grow year-over-year in absolute dollars as we continue to expand our provider base. We would also expect our care management and shared savings economics in our VBC arrangements to improve on a per patient basis as we manage towards lower total cost of care for our Attributed Lives and move towards higher risk VBC arrangements over time. Care Margin increased 14.7% for the three months ended June 30, 2026 when compared to the same period in 2025, and increased 18.3% for the six months ended June 30, 2026 when compared to the same period in 2025 due to organic growth of our medical practice business. As a percentage of revenue, Care Margin decreased to 20.9% for the three months ended June 30, 2026 from 22.1% for the same period in 2025, and decreased to 21.1% for the six months ended June 30, 2026, compared to 22.0% during the same period in 2025. We continue to make strategic investments to increase services to both our patients and physicians.
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

The following table provides a reconciliation of Gross Profit, exclusive of intangible asset amortization, the most closely comparable GAAP financial measure, to Care Margin:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited and dollars in thousands)	2026	2025	2026	2025
Revenue	$632,630	$521,153	$1,236,477	$1,001,250
Provider expense	(500,484)	(405,992)	(975,601)	(780,801)
Amortization of intangible assets	(3,211)	(2,396)	(6,346)	(4,069)
Gross Profit	$128,935	$112,765	$254,530	$216,380
Amortization of intangibles assets	3,211	2,396	6,346	4,069
Care Margin	$132,146	$115,161	$260,876	$220,449
Platform Contribution
We define Platform Contribution as Gross Profit, excluding amortization of intangible assets, less cost of platform and excluding stock-based compensation expense included in cost of platform. The following table provides a reconciliation of gross profit, the most closely comparable GAAP financial measure, to Platform Contribution. We consider Platform Contribution to be an important measure to monitor our performance, specific to pricing of our services, direct costs of delivering care, and cost of our platform and associated services. As a provider spends a longer time on the Privia Platform, we expect the Platform Contribution from that provider to increase both in terms of absolute dollars as well as a percent of Care Margin. We expect that this increase will be driven by improving per provider revenue economics over time as well as our ability to generate operating leverage on our in-market infrastructure costs. Platform Contribution increased 20.1% for the three months ended June 30, 2026 when compared to the same period in 2025, and increased 24.6% for the six months ended June 30, 2026 when compared to the same period in 2025, in each case due to organic growth of our medical practice business and acquisitions.
The following table provides a reconciliation of Gross Profit, the most closely comparable GAAP financial measure, to Platform Contribution:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited and dollars in thousands)	2026	2025	2026	2025
Revenue	$632,630	$521,153	$1,236,477	$1,001,250
Provider expense	(500,484)	(405,992)	(975,601)	(780,801)
Amortization of intangibles assets	(3,211)	(2,396)	(6,346)	(4,069)
Gross Profit	$128,935	$112,765	$254,530	$216,380
Amortization of intangibles assets	3,211	2,396	6,346	4,069
Cost of platform	(69,357)	(64,918)	(137,777)	(124,444)
Stock-based compensation(1)	6,200	7,223	12,923	13,194
Platform Contribution	$68,989	$57,466	$136,022	$109,199
(1) Amount represents stock-based compensation expense included in cost of platform.
Platform Contribution Margin
We define Platform Contribution Margin as Platform Contribution as a percentage of Care Margin. We consider Platform Contribution Margin to be an important measure to monitor our performance, specific to pricing of our services, direct costs of delivering care, and cost of our platform and associated services. As a provider spends a longer time on the Privia Platform, we expect the Platform Contribution from that provider to increase both in terms of absolute dollars as well as a percent of Care Margin. We expect that this increase will be driven by improving per provider revenue economics over time as well as our ability to generate operating leverage on our in-market infrastructure costs. Platform Contribution Margin was 52.2% for three months ended June 30, 2026 compared to 49.9% during the same period in 2025, and 52.1% for the six months ended June 30, 2026 compared to 49.5% during the same period in 2025. We continue to make strategic investments intended to provide better service to both our patients and physicians at a pace slower than the increase in revenue.
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

Adjusted EBITDA
We define Adjusted EBITDA as net income before interest income, net, provision for income taxes, net income attributable to non-controlling interests, depreciation and amortization, non-cash stock-based compensation, and other expenses including employer taxes on equity vesting and exercises and other certain non-recurring items such as severance, contingent and deferred consideration and other non-recurring income/expenses. We include Adjusted EBITDA because it is an important measure by which we assess, and believe investors should assess, our operating performance. We consider Adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis. Adjusted EBITDA has limitations as an analytical tool including: (i) Adjusted EBITDA does not reflect the impact of stock-based compensation expense, and (ii) Adjusted EBITDA does not reflect interest expense on our debt or the cash requirements necessary to service interest or principal payments. Adjusted EBITDA increased by 29.1% for the three months ended June 30, 2026 when compared to the same period in 2025, and increased to 32.6% for the six months ended June 30, 2026 when compared to the same period in 2025, due to organic growth of our business, acquisitions and growth in Attributed Lives.
Adjusted EBITDA Margin
We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of Care Margin. We included Adjusted EBITDA Margin because it is an important measure by which our management assesses and believes investors should assess our operating performance. We consider Adjusted EBITDA Margin to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis. Adjusted EBITDA Margin was 28.3% for three months ended June 30, 2026, an increase from 25.2% for the same period in 2025, and 28.4% for the six months ended June 30, 2026, an increase from 25.4% for the same period in 2025 due to organic growth of our medical practice business and growth in our value based care business.
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
The following table provides a reconciliation of net income attributable to the Company, the most closely comparable GAAP financial measure, to Adjusted EBITDA:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited and dollars in thousands)	2026	2025	2026	2025

Net income	$9,048	$2,687	$12,112	$6,907
Net income attributable to non-controlling interests	686	601	1,332	2,427
Provision for income taxes	7,017	2,456	12,617	4,559
Interest income, net	(1,668)	(2,408)	(3,556)	(5,339)
Depreciation and amortization	3,356	2,583	6,637	4,484
Stock-based compensation	19,396	18,849	41,317	36,639
Other income	(3,310)	—	(3,310)	—
Other expenses(1)	2,904	4,224	6,971	6,230
Adjusted EBITDA	$37,429	$28,992	$74,120	$55,907

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
Interest income, net
Interest income consists primarily of interest earned by the Company on bank balances, offset by interest expense (including deferred financing costs) on any outstanding borrowings. See “Liquidity and Capital Resources-General and Liquidity and Capital Resources-Indebtedness.”

Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026	2025	Change ($)	Change (%)	2026	2025	Change ($)	Change (%)
(Dollars in thousands)
Revenue	$632,630	$521,153	$111,477	21.4%	$1,236,477	$1,001,250	$235,227	23.5%
Operating expenses:
Provider expense	500,484	405,992	94,492	23.3%	975,601	780,801	194,800	24.9%
Cost of platform	69,357	64,918	4,439	6.8%	137,777	124,444	13,333	10.7%
Sales and marketing	8,002	6,805	1,197	17.6%	16,136	13,727	2,409	17.5%
General and administrative	39,658	37,519	2,139	5.7%	81,131	69,240	11,891	17.2%
Depreciation and amortization	3,356	2,583	773	29.9%	6,637	4,484	2,153	48.0%
Total operating expenses	620,857	517,817	103,040	19.9%	1,217,282	992,696	224,586	22.6%
Operating income	11,773	3,336	8,437	252.9%	19,195	8,554	10,641	124.4%
Other income	3,310	—	3,310	—	3,310	—	3,310	—
Interest income, net	1,668	2,408	(740)	(30.7)%	3,556	5,339	(1,783)	(33.4)%
Income before provision for income taxes	16,751	5,744	11,007	191.6%	26,061	13,893	12,168	87.6%
Provision for income taxes	7,017	2,456	4,561	185.7%	12,617	4,559	8,058	176.7%
Net income	9,734	3,288	6,446	196.0%	13,444	9,334	4,110	44.0%
Less: Net income attributable to non-controlling interests	686	601	85	14.1%	1,332	2,427	(1,095)	(45.1)%
Net income attributable to Privia Health Group, Inc.	$9,048	$2,687	$6,361	236.7%	$12,112	$6,907	$5,205	75.4%
Revenue
The following table presents our revenues disaggregated by source:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(Dollars in thousands)	2026	2025	Change ($)	Change (%)	2026	2025	Change ($)	Change (%)
FFS-patient care	$412,640	$331,464	$81,176	24.5%	$803,773	$643,225	$160,548	25.0%
FFS-administrative services	33,222	35,116	(1,894)	(5.4)%	64,625	67,371	(2,746)	(4.1)%
Capitated revenue	95,150	75,511	19,639	26.0%	181,298	146,201	35,097	24.0%
Shared savings	68,920	60,021	8,899	14.8%	143,883	107,933	35,950	33.3%
Care management fees (PMPM)	20,733	16,919	3,814	22.5%	38,600	32,121	6,479	20.2%
Other Revenue	1,965	2,122	(157)	(7.4)%	4,298	4,399	(101)	(2.3)%
Total Revenue	$632,630	$521,153	$111,477	21.4%	$1,236,477	$1,001,250	$235,227	23.5%
Three months ended June 30, 2026 and 2025
Revenue was $632.6 million for the three months ended June 30, 2026, an increase from $521.2 million for the three months ended June 30, 2025. Key drivers of this revenue growth include: FFS–patient care revenue, which increased $81.2 million, primarily attributable to the addition of new providers and increase in visit volume; an increase in capitated revenue of $19.6 million due to an increase in Attributed Lives related to capitated arrangements; an increase in shared savings revenue of $8.9 million during the three months ended June 30, 2026, primarily due to timing of certain shared savings accruals and settlements; an increase in Attributed Lives in Medicare programs and continued strong performance in our value based care programs in the aggregate; and an increase in PMPM revenue of $3.8 million, primarily due to increased Attributed Lives.

Six months ended June 30, 2026 and 2025
Revenue was $1.24 billion for the six months ended June 30, 2026, an increase from $1.00 billion for the six months ended June 30, 2025. Key drivers of this revenue growth include: FFS–patient care revenue, which increased $160.5 million, primarily attributable to the addition of new providers and increase in visit volume; an increase in shared savings revenue of $36.0 million during the six months ended June 30, 2026, primarily due to timing of certain shared savings accruals and settlements; an increase in capitated revenue of $35.1 million due to an increase in Attributed Lives related to capitated arrangements; an increase in Attributed Lives in Medicare programs and continued strong performance in our value based care programs in the aggregate; and an increase in PMPM revenue of $6.5 million, primarily due to increased Attributed Lives.
Operating Expenses

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(Dollars in thousands)	2026	2025	Change ($)	Change (%)	2026	2025	Change ($)	Change (%)
Operating Expenses:
Provider expense	$500,484	$405,992	$94,492	23.3%	$975,601	$780,801	$194,800	24.9%
Cost of platform	69,357	64,918	4,439	6.8%	137,777	124,444	13,333	10.7%
Sales and marketing	8,002	6,805	1,197	17.6%	16,136	13,727	2,409	17.5%
General and administrative	39,658	37,519	2,139	5.7%	81,131	69,240	11,891	17.2%
Depreciation and amortization expense	3,356	2,583	773	29.9%	6,637	4,484	2,153	48.0%
Total operating expenses	$620,857	$517,817	$103,040	19.9%	$1,217,282	$992,696	$224,586	22.6%
Provider expenses
Provider expenses were $500.5 million for the three months ended June 30, 2026 compared to $406.0 million for the same period in 2025, and $975.6 million for the six months ended June 30, 2026 compared to $780.8 million for the same period in 2025. The increase was driven primarily by higher FFS-patient care revenue and growth in Implemented Providers during 2026.
Cost of platform
Cost of platform expenses were $69.4 million for the three months ended June 30, 2026 compared to $64.9 million for the same period in 2025. The increase was driven by an increase in salaries and benefits of $1.9 million related to continued growth during the three months ended June 30, 2026; and an increase in platform costs of $1.9 million, primarily related to an increase in Implemented Providers.
Cost of platform expenses were $137.8 million for the six months ended June 30, 2026 compared to $124.4 million for the same period in 2025. The increase was driven by an increase in salaries and benefits of $7.1 million related to continued growth during the six months ended June 30, 2026; an increase in platform costs of $3.6 million, primarily related to an increase in Implemented Providers; and an increase in $2.5 million in professional services related to additional consulting services.
Sales and marketing
Sales and marketing expenses were $8.0 million for the three months ended June 30, 2026 compared to $6.8 million for the same period in 2025. The increase was driven by an increase in salaries and benefits of $0.5 million; and an increase in stock-based compensation expense of $0.2 million due to an increase in stock-based awards granted in 2026 compared to 2025.
Sales and marketing expenses were $16.1 million for the six months ended June 30, 2026 compared to $13.7 million for the same period in 2025. The increase was primarily driven by an increase in stock-based compensation expense of $0.8 million due to an increase in stock-based awards granted in 2026 compared to 2025; and an increase in salaries and benefits of $0.6 million.
General and administrative
General and administrative expenses were $39.7 million for the three months ended June 30, 2026 compared to $37.5 million for the same period in 2025. The increase was driven by an increase of $1.4 million in stock-based compensation expense primarily attributed to an increase in stock-based awards granted in 2026 compared to 2025; and an increase of salaries and benefits of $0.3 million.
General and administrative expenses were $81.1 million for the six months ended June 30, 2026 compared to $69.2 million for the same period in 2025. The increase was driven by an increase of $4.2 million in stock-based compensation expense primarily attributed to an increase in stock-based awards granted in 2026 compared to 2025; an increase of salaries and benefits of $3.4 million and various other immaterial expenses.

Depreciation and amortization expense
Depreciation and amortization expenses were $3.4 million for the three months ended June 30, 2026 compared to $2.6 million for the same period in 2025, and $6.6 million for the six months ended June 30, 2026 compared to $4.5 million for the same period in 2025. This increase was primarily driven by amortization of intangible assets related to acquisitions in 2025.
Other income
Other income was $3.3 million for the three and six months ended June 30, 2026, an increase from 2025 primarily attributable to one-time non-recurring transactional activities during the period.
Interest income, net
Interest income was $1.7 million for the three months ended June 30, 2026 compared to $2.4 million for the same period in 2025, and $3.6 million for the six months ended June 30, 2026 compared to $5.3 million for the same period in 2025. Interest income is primarily based on the cash balance held in interest bearing accounts.
Provision for income taxes
The provision for income taxes was $7.0 million for the three months ended June 30, 2026, compared to the provision for income taxes of $2.5 million for the same period in 2025. The change was primarily attributable to tax impacts associated with share-based compensation, specifically stock option exercises and the vesting of restricted stock units, as well as certain one time, non-recurring transactions occurring during the period.
The provision for income taxes was $12.6 million for the six months ended June 30, 2026, compared to the provision for income taxes of $4.6 million for the same period in 2025. The change was primarily attributable to tax impacts associated with share-based compensation, specifically stock option exercises and the vesting of restricted stock units, as well as certain one time, non-recurring transactions occurring during the period.
Net income attributable to non-controlling interests
Net income attributable to non-controlling interests was $0.7 million for the three months ended June 30, 2026 compared to $0.6 million during the same period in 2025, and $1.3 million for the six months ended June 30, 2026, a decrease compared to a net income of $2.4 million during the same period in 2025. The change is primarily due to the repurchase of non-controlling interests during 2026.

Liquidity and Capital Resources
General
To date, we have financed our operations principally through sale of our equity, payments received from various payers and through borrowings under the prior Revolving Credit Agreement. As of June 30, 2026, we had cash and cash equivalents of $412.2 million. Our cash and cash equivalents primarily consist of highly liquid investments in money market funds and cash.
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
Indebtedness
See Note 7. “Debt” for discussion on our Revolving Credit Facility.
Cash Flows
Our cash requirements within the next twelve months include provider liabilities, accounts payable and accrued liabilities, and purchase commitments and other obligations. We expect the cash required to meet these obligations to be primarily generated through cash flows from operations and our available cash. Based on current and anticipated levels of operations, we anticipate that net cash provided by operating activities, together with the available cash on hand at June 30, 2026, should be adequate to meet anticipated cash requirements for the short term (next 12 months) and long term (beyond 12 months).
The following table presents a summary of our condensed consolidated cash flows from operating, investing and financing activities for the periods indicated.

	For the Six Months Ended June 30,
	2026	2025
(Dollars in thousands)
Condensed Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(48,365)	$(16,090)
Net cash used in investing activities	(11,489)	(89,058)
Net cash (used in) provided by financing activities	(7,631)	4,126
Net decrease in cash and cash equivalents	$(67,485)	$(101,022)
Operating Activities
Net cash used in operating activities was $48.4 million for the six months ended June 30, 2026 compared to $16.1 million for the same period in 2025. Significant changes impacting net cash used in operating activities for the six months ended June 30, 2026 compared to the same period in 2025 were as follows:
•An increase in net income of $4.1 million compared to the same period in 2025. Net income was $13.4 million for the six months ended June 30, 2026 compared to income of $9.3 million for the same period in 2025.
•An increase of $180.9 million in accounts receivable and prepaid and other current assets, for the six months ended June 30, 2026 compared to the same period in 2025 of $142.8 million, a difference of $38.1 million. The change is primarily due to an increase in FFS and VBC revenue.
•An increase of $71.0 million in Provider liability for the six months ended June 30, 2026 compared to $81.2 million during the same period in 2025, a difference of $(10.2) million. The change is primarily due to the timing of distributions to providers partially offset by an increase in Implemented Providers and an increase in provider expenses related to the increase in FFS and VBC revenue.

Investing Activities
Net cash used in investing activities was $11.5 million for the six months ended June 30, 2026 compared to $89.1 million during the same period in 2025, primarily due to business acquisitions during the second quarter of 2025 and 2026.
Financing Activities
Net cash used in financing activities was $7.6 million for the six months ended June 30, 2026, compared to net cash provided of $4.1 million for financing activities for the same period in 2025. The change is primarily due to a repurchase of non-controlling interest during 2026.
Contractual Obligations, Commitments and Contingencies
Operating Leases. The Company leases office space under various operating lease agreements. The initial terms of these leases range from 2 to 9 years and generally provide for periodic rent increases, renewal, and termination options. Total rent expense under operating leases was $0.8 million and $0.7 million for the three months ended June 30, 2026 and 2025, respectively, and $1.6 million and $1.4 million for the six months ended June 30, 2026 and 2025, respectively.
Off Balance Sheet Obligations. We do not have any off-balance sheet arrangements as of June 30, 2026.
Commitments and Contingencies. See Note 10. “Commitments and Contingencies” for further discussion on our commitments and contingencies.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2026.
Changes to our Internal Controls over Financial Reporting
There were no changes made to the Company’s internal control over financial reporting during the six months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
A description of our legal proceedings is included in and incorporated by reference to Note 10. “Commitments and Contingencies” of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in the Company’s Annual Report filed with the SEC.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 5. OTHER INFORMATION
On May 13, 2026, Parth Mehrotra, the Company’s Chief Executive Officer and a member of the Board, terminated a trading plan for the sale of securities intended to satisfy the affirmative defense conditions of Rule 10b5-1 of the Exchange Act, which he adopted on May 27, 2025 and was scheduled to end on December 31, 2026, with a duration of approximately sixteen months (“the Terminated Mehrotra Plan”). The aggregate amount of securities that could have been sold under the Terminated Mehrotra Plan was 685,270.

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

Privia Health Group, Inc.

Dated:	August 6, 2026	/s/ David Mountcastle
Name: David Mountcastle
Title: Executive Vice President, Chief Financial Officer and Authorized Officer