Form 10-Q
period 2026-09-30
Privia Health Group, Inc.
filed 2026-11-05
CIK 1759655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 30, 2026, the registrant had outstanding 127,768,286 shares of common stock.

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

Part I - Financial Information
ITEM 1. FINANCIAL STATEMENTS
Privia Health Group, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$446,283	$479,685
Accounts receivable	623,582	400,902
Prepaid expenses and other current assets	29,693	30,414
Total current assets	1,099,558	911,001
Non-current assets:
Property and equipment, net	1,019	504
Right-of-use assets	7,531	8,794
Intangible assets, net	215,292	215,919
Goodwill	215,789	209,842
Deferred tax asset	—	2,274
Other non-current assets	24,528	21,044
Total non-current assets	464,159	458,377
Total assets	$1,563,717	$1,369,378

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$99,753	$96,804
Provider liability	572,498	469,516
Operating lease liabilities, current	2,107	2,200
Total current liabilities	674,358	568,520
Non-current liabilities:
Operating lease liabilities, non-current	6,149	7,331
Deferred tax liability	3,942	—
Other non-current liabilities	6,354	2,584
Total non-current liabilities	16,445	9,915
Total liabilities	690,803	578,435
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.01 par value, 1,000,000,000 and 1,000,000,000 shares authorized; 127,767,886 and 123,604,576 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	1,277	1,236
Additional paid-in capital	945,150	892,291
Accumulated deficit	(130,711)	(156,310)
Total Privia Health Group, Inc. stockholders’ equity	815,716	737,217
Non-controlling interest	57,198	53,726
Total stockholders’ equity	872,914	790,943
Total liabilities and stockholders’ equity	$1,563,717	$1,369,378
The accompanying notes are an integral part of these condensed consolidated financial statements.

Privia Health Group, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025

Revenue	$656,960	$580,419	$1,893,437	$1,581,669

Operating expenses:
Provider expense	518,857	455,209	1,494,458	1,236,010
Cost of platform	69,666	61,440	207,443	185,884
Sales and marketing	9,941	6,960	26,077	20,687
General and administrative	34,452	39,641	115,583	108,881
Depreciation and amortization	3,503	2,766	10,140	7,250
Total operating expenses	636,419	566,016	1,853,701	1,558,712
Operating income	20,541	14,403	39,736	22,957
Other income	—	—	3,310	—
Interest income, net	1,724	2,271	5,280	7,610
Income before provision for income taxes	22,265	16,674	48,326	30,567
Provision for income taxes	7,671	6,867	20,288	11,426
Net income	14,594	9,807	28,038	19,141
Less: Net income attributable to non-controlling interests	1,107	2,946	2,439	5,373
Net income attributable to Privia Health Group, Inc.	$13,487	$6,861	$25,599	$13,768
Net income per share attributable to Privia Health Group, Inc. stockholders – basic	$0.11	$0.06	$0.20	$0.11
Net income per share attributable to Privia Health Group, Inc. stockholders – diluted	$0.10	$0.05	$0.19	$0.11
Weighted average common shares outstanding – basic	127,535,114	122,768,890	125,948,746	121,840,638
Weighted average common shares outstanding – diluted	132,709,953	128,776,684	131,860,730	128,392,315
The accompanying notes are an integral part of these condensed consolidated financial statements.

Privia Health Group, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share and per share amounts)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity attributable to Privia Health Group, Inc.	Non-controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2024	120,309,346	$1,203	$813,209	$(179,229)	$635,183	$48,264	$683,447
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	1,081,968	11	2,232	—	2,243	—	2,243
Stock-based compensation expense	—	—	17,790	—	17,790	—	17,790
Net income	—	—	—	4,220	4,220	1,826	6,046
Balance at March 31, 2025	121,391,314	1,214	833,231	(175,009)	659,436	50,090	709,526
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	1,281,940	13	1,870	—	1,883	—	1,883
Stock-based compensation expense	—	—	18,849	—	18,849	—	18,849
Net income	—	—	—	2,687	2,687	601	3,288
Balance at June 30, 2025	122,673,254	1,227	853,950	(172,322)	682,855	50,691	733,546
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	194,277	2	429	—	431	—	431
Stock-based compensation expense	—	—	18,977	—	18,977	—	18,977
Net income	—	—	—	6,861	6,861	2,946	9,807
Balance at September 30, 2025	122,867,531	$1,229	$873,356	$(165,461)	$709,124	$53,637	$762,761

Balance at December 31, 2025	123,604,576	$1,236	$892,291	$(156,310)	$737,217	$53,726	$790,943
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	2,084,429	21	753	—	774	—	774
Stock-based compensation expense	—	—	21,921	—	21,921	—	21,921
Repurchase of non-controlling interest	—	—	(9,917)	—	(9,917)	(1,527)	(11,444)
Net income	—	—	—	3,064	3,064	646	3,710
Balance at March 31, 2026	125,689,005	1,257	905,048	(153,246)	753,059	52,845	805,904
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	600,978	6	820	—	826	—	826
Stock-based compensation expense	—	—	19,396	—	19,396	—	19,396
Contributed non-controlling interest	—	—	—	—	—	2,213	2,213
Net income	—	—	—	9,048	9,048	686	9,734
Balance at June 30, 2026	126,289,983	1,263	925,264	(144,198)	782,329	55,744	838,073
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	1,477,903	14	5,854	—	5,868	—	5,868
Stock-based compensation expense	—	—	14,032	—	14,032	—	14,032
Contributed non-controlling interest	—	—	—	—	—	347	347
Net income	—	—	—	13,487	13,487	1,107	14,594
Balance at September 30, 2026	127,767,886	$1,277	$945,150	$(130,711)	$815,716	$57,198	$872,914

The accompanying notes are an integral part of these condensed consolidated financial statements.

Privia Health Group, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income	$28,038	$19,141
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	432	580
Amortization of intangibles	9,708	6,670
Stock-based compensation	55,349	55,616
Deferred income taxes, net	3,888	9,337
Changes in asset and liabilities:
Accounts receivable, net	(221,800)	(176,544)
Prepaid expenses and other current assets	721	(3,038)
Other non-current assets and right-of-use assets	(1,806)	2,345
Accounts payable and accrued expenses	2,949	2,682
Provider liability	102,102	118,815
Operating lease liabilities	(1,509)	(1,187)
Other long-term liabilities	2,500	1,487
Net cash (used in) provided by operating activities	(19,428)	35,904
Cash from investing activities
Business acquisitions, net of cash acquired	(11,430)	(89,058)
Other	(1,128)	(1,200)
Net cash used in investing activities	(12,558)	(90,258)
Cash flows from financing activities
Proceeds from exercised stock options	7,468	4,557
Repurchase of non-controlling interest	(11,444)	—
Proceeds from non-controlling interest	2,560	—
Net cash (used in) provided by financing activities	(1,416)	4,557
Net decrease in cash and cash equivalents	(33,402)	(49,797)
Cash and cash equivalents at beginning of period	479,685	491,149
Cash and cash equivalents at end of period	$446,283	$441,352

Supplemental disclosure of cash flow information:
Interest paid	$288	$188
Income taxes paid	$14,136	$5,771

Supplemental disclosure of non-cash operating activities:
Lease liabilities obtained in exchange for right-of-use assets	$234	$1,832
Contingent consideration payable	$1,270	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Privia Health Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Organization and Summary of Significant Accounting Policies
Organization
Privia Health Group, Inc. (“Privia Health,” “Privia,” “we,” “our” or the “Company”) is a technology-driven, national physician-enablement company that collaborates with physician practices, health plans, and health systems to achieve the quadruple aim of better outcomes, lower costs, improved patient experience, and happier and more engaged providers. The Company pursues the quadruple aim by entering markets and organizing existing physicians and non-physician clinicians into a unique practice model that combines the advantages of a partnership in a large regional medical group (each, a “Medical Group” and together, “Medical Groups”) with significant provider autonomy for physicians (collectively, “Privia Physicians”) and non-physician clinicians (collectively “Privia Clinicians”) and, together with the Privia Physicians, the “Privia Providers”) joining the Company’s Medical Groups. Privia Physicians join the Medical Groups in their geographic market as an owner of the Medical Group.
As of September 30, 2026, Privia operated Medical Groups in seventeen markets: (1) the Mid-Atlantic Region (states of Virginia, Maryland and the District of Columbia); (2) Georgia; (3) the Gulf Coast Region (Houston-San Antonio-Austin, Texas); (4) North Texas (Dallas/Fort Worth, Texas); (5) West Texas (Abilene, Texas); (6) Central Florida; (7) Tennessee; (8) California; (9) Montana; (10) Ohio; (11) North Carolina; (12) Connecticut; (13) Washington state; (14) South Carolina; (15) Indiana; (16) Arizona; and (17) New Jersey.
The Company also provides management and administrative services through local management services organizations (each, an “MSO”) to the Medical Groups through a Management Services Agreement (“MSA”) in each market. The Company owns 100% of all MSOs, except four where the Company is at least the majority owner.
Basis of Presentation
The condensed consolidated financial statements are prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and include the accounts of the Company and its subsidiaries. Amounts shown on the condensed consolidated statements of operations within the operating expense categories of provider expense, cost of platform, sales and marketing, and general and administrative are recorded exclusive of depreciation and amortization.
All significant intercompany transactions are eliminated in consolidation.
The results of operations for the three and nine months ended September 30, 2026, are not indicative of the results to be expected for the full fiscal year ending December 31, 2026. The condensed consolidated balance sheet at December 31, 2025 was derived from audited annual financial statements but does not contain all disclosures required by GAAP. In the opinion of management, all adjustments (consisting of only normal and recurring adjustments) considered necessary for a fair statement have been included.
The Company described its significant accounting policies in Note 1 of the notes to consolidated financial statements for the year ended December 31, 2025 in the Annual Report on Form 10-K. During the three and nine months ended September 30, 2026, there were no significant changes to those accounting policies and estimates.
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
The Company has relationships with medical groups in which the Company has no ownership interests, which are either (a) owned 100% by Privia Physicians (each, a “Non-Owned Medical Group” and collectively, “Non-Owned Medical Groups”) or (b) majority owned, indirectly through a professional entity by a licensed physician holding a Privia leadership position (each, a “Friendly Medical Group” and collectively, “Friendly Medical Groups”). Each of our Medical Groups (i.e., those Medical Groups in which we own a majority interest (“Owned Medical Groups”), Non-Owned Medical Groups and Friendly Medical Groups) contracts with the Privia Physician’s historic practice entity, which no longer furnishes healthcare services (the “Affiliated Practice”) whereby the Affiliated Practice provides certain subcontracted services to the Medical Groups to allow the Medical Group to operate at the practice location.
The Company evaluated its relationship with (a) Non-Owned Medical Groups and their Affiliated Practices, (b) Friendly Medical Groups and their Affiliated Practices, and (c) Affiliated Practices associated with Owned Medical Groups to determine if any of these entities should be subject to consolidation. The Company does not have ownership interest in any Affiliated Practices (whether those of Owned Medical Groups, Non-Owned Medical Groups or Friendly Medical Groups); nor does the Company have an ownership in

Non-Owned Medical Groups. The Physician Member Services Agreement (“PMSA”) and support services agreement (“SSA”) entered by Non-Owned Medical Groups and Friendly Medical Groups with their Privia Physician members and the Affiliated Practices are not contractual relationships within Privia’s legal structure. The only contractual relationship between Privia and Non-Owned Medical Groups is established through the MSA. For Friendly Medical Groups, in addition to the MSA, the Company has a contractual relationship, evidenced by a restriction agreement (each, a “Restriction Agreement”) with licensed physicians holding a Privia leadership position (“Nominee Physicians” and each, a “Nominee Physician”) and their respective Friendly Medical Groups. Management has determined, based on the provisions of the MSAs between the Company and Non-Owned Medical Groups, and after considering the requirements of Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“ASC 810”), that the Company is not required to consolidate the financial position or results of operations of the Affiliated Practices associated with Owned Medical Groups; nor is it required to consolidate the financial position or results of operations of Non-Owned Medical Groups (and, therefore, the Company is not required to consolidate the Affiliated Practices of the Non-Owned Medical Groups). However, management has determined, based on the provisions of the Restriction Agreement on the Nominee Physician (“Friendly PC”), the governing documents of the Friendly Medical Groups, and after considering the requirements of ASC 810, that the Company should consolidate the financial position and results of operations of the Friendly Medical Groups and the Friendly PCs.
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
The characteristics of both (a) and (b) do not exist and as such the Non-Owned Medical Groups do not represent VIEs. Accordingly, the Company has not consolidated the financial position, results of operations or cash flows of the Non-Owned Medical Groups that are affiliated with the Company by means of a service agreement for the three months ended September 30, 2026 and 2025. Each time that it enters into a new service agreement or enters into a material amendment to an existing service agreement, the Company considers whether the terms of that agreement or amendment would change the elements it considers in accordance with the VIE guidance. The same analysis was performed for the Affiliated Practices of Owned Medical Groups, which have contractual relationships with Privia through the SSA, and the Company determined they do not represent VIEs as they do not meet the criteria in ASC 810 for similar reasons as those outlined above.
The Company, however, does meet the criteria for consolidation of the Friendly PCs and the Friendly Medical Groups based on the discussion above.
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
Privia Medical Group New Jersey, LLC (“PMG-NJ”) is a physician-owned Medical Group, with PMGNJ Hold Co, P.C., (“Friendly NJ PC”), a New Jersey professional corporation entirely owned by a Nominee Physician, owning majority membership interests and having governance and control rights via the governing documents of PMG-NJ. The Company has a contractual relationship with Friendly NJ PC through a Restriction Agreement. The VIE analysis was performed, and the Company determined that characteristic (b) exists as a result of meeting (i), (ii) and (iv) and, as such, PMG-NJ and Friendly NJ PC represent VIEs and are consolidated as they meet the criteria in ASC 810.
The aggregated carrying value of the Company’s VIEs for both the current assets and liabilities included in the consolidated balance sheets after elimination of intercompany transactions was $19.9 million as of September 30, 2026 and $18.9 million as of December 31, 2025.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. On an ongoing basis, the Company evaluates significant estimates and assumptions, including, but not limited to, provider liability, revenue recognition, stock-based compensation, estimated useful lives of assets, intangible assets subject to amortization, the fair value of assets acquired and liabilities assumed in business combinations, and the provision for income taxes. These estimates are based on historical experience, current conditions, and other assumptions that management believes are reasonable under the circumstances. Actual results could differ from those estimates. Estimates and assumptions are reviewed and updated as new information becomes available, additional experience is gained, future events occur, or the Company’s operating environment changes.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for internal-use software costs, including implementation costs incurred in cloud computing arrangements (“CCAs”) that are service contracts under Subtopic 350-40. The updated guidance removes the legacy sequential “project stage” framework (Preliminary, Application Development, and Post-Implementation) in favor of a single principles-based threshold to dictate when software costs qualify for capitalization. The amendment is effective for annual reporting periods beginning after December 15, 2027, including interim periods within the fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this standard on its financial statements and related disclosures.
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
In December 2025, the FASB issued ASU 2025-12, Codification Improvements (“Codification”), which addresses suggestions received from stakeholders on the Codification and makes other incremental improvements to GAAP. The amendment facilitates Codification updates for a broad range of topics arising from technical corrections, the unintended application of the Codification, clarifications, and other minor improvements. The amendment is effective for annual reporting periods beginning after December 15, 2026, including interim periods within the fiscal years, with early adoption permitted. The Company does not expect ASU 2025-12 to have a material impact on its financial statements and related disclosures.
2. Revenue Recognition
The following table presents our revenues disaggregated by source:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
FFS-patient care	$433,088	$352,604	$1,236,861	$995,829
FFS-administrative services	34,738	33,616	99,363	100,986
Capitated revenue	99,520	90,906	280,818	237,108
Shared savings	68,838	79,994	212,720	187,927
Care management fees (PMPM)	19,394	20,992	57,994	53,113
Other revenue	1,382	2,307	5,681	6,706
Total revenue	$656,960	$580,419	$1,893,437	$1,581,669
Fee-for-service (“FFS”) patient care is primarily generated from third-party payers with which the Company has established contractual billing arrangements. The following table presents the approximate percentages by source of net revenue received for healthcare services we provided for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Commercial insurers	71%	72%	71%	71%
Government payers	15%	16%	14%	15%
Patient	14%	12%	15%	14%
	100%	100%	100%	100%
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

Contract Asset
The Company has the following contract assets:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Balances for contracts with customers
Accounts receivable	$623,582	$400,902
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
Pro Forma Total Revenues

PMG AZ contributed revenue of $37.0 million from the date of acquisition through September 30, 2025. PMG NJ contributed revenue of $6.2 million from the date of acquisition through September 30, 2026. The following table summarizes the unaudited pro forma total revenues of the combined entity had the date of the acquisition been January 1, 2025 and 2026 respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in Thousands)	2026	2025	2026	2025
Pro forma combined entity total revenue	$656,960	$584,741	$1,899,983	$1,613,019

In connection with the 2025 transaction related to PMG AZ, the seller is entitled to additional amounts up to a maximum value of $25.0 million, subject to meeting certain future targets. Of the $25.0 million, $10.0 million may be earned over a three-year period beginning at the acquisition date, and $15.0 million may be earned upon renewal of certain agreements in 2030. The Company accounted for these additional amounts as post-combination expense and recognizes any amounts earned within General and administrative expenses in the consolidated statements of operations and Accounts payable and accrued expenses and Other non-current liabilities, for current and long-term liabilities, respectively, within the consolidated balance sheets. The goodwill relating to this acquisition is primarily attributable to synergies related to the assembled workforce. None of the goodwill recognized for the acquisition of PMG AZ is deductible for tax purposes.
4. Goodwill and Intangible Assets, Net
For the purposes of the goodwill impairment assessment, the Company as a whole is considered to be a reporting unit. The Company recognizes the excess of the purchase price, plus the fair value of any non-controlling interests in the acquiree, over the fair value of identifiable net assets acquired as goodwill. The Company performs a qualitative assessment on goodwill at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. If it is determined in the qualitative assessment that the fair value of a reporting unit is more likely than not below its carrying amount, then the Company will perform a quantitative impairment test. The quantitative goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. Any excess in the carrying value of a reporting unit’s goodwill over its fair value is recognized as an impairment loss, limited to the total amount of goodwill allocated to that reporting unit. The Company’s carrying value of goodwill at September 30, 2026 and December 31, 2025 was approximately $215.8 million and $209.8 million, respectively. No indicators of impairment were identified during the nine months ended September 30, 2026.

A summary of the Company’s intangible assets is as follows:

	September 30, 2026		December 31, 2025
(Dollars in thousands)	Intangible Assets	Accumulated Amortization	Intangible Assets	Accumulated Amortization
Trade names	$4,600	$2,779	$4,600	$2,607
Consumer customer relationships	3,100	2,802	3,100	2,783
Management service agreement	2,200	1,513	2,200	1,409
Physician network	19,814	3,030	16,052	2,016
Payer contracts	172,762	16,526	167,443	9,978
MSO service agreement	51,800	12,334	51,800	10,483
	254,276	$38,984	245,195	$29,276
Less accumulated amortization	(38,984)		(29,276)
Intangible assets, net	$215,292		$215,919
The remaining weighted average life of all amortizable intangible assets is approximately 16.5 years at September 30, 2026.
Amortization expense for intangible assets was approximately $3.4 million and $2.6 million for the three months ended September 30, 2026 and 2025, respectively, and $9.7 million and $6.7 million for the nine months ended September 30, 2026 and 2025, respectively.
Remaining estimated amortization expense for the Company’s intangible assets is as follows:

(Dollars in thousands)
Remainder of 2026	$3,362
2027	13,449
2028	13,449
2029	13,449
2030	13,449
Thereafter	158,134
Total	$215,292
5. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Accounts payable	$8,197	$7,973
Accrued employee compensation and benefits	28,164	33,552
Other accrued expenses	63,392	55,279
Total accounts payable and accrued expenses	$99,753	$96,804
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
Liabilities for unpaid medical claims under at-risk capitation arrangements, which are included in provider liability in the accompanying consolidated balance sheets, are as follows:

	September 30,
(Dollars in thousands)	2026	2025
Balance, beginning of period	$78,989	$66,355
Incurred health care costs
Current year	271,675	228,352
Prior years	(12,387)	(9,349)
Total claims incurred	$259,288	$219,003
Claims paid
Current year	(174,640)	(159,911)
Prior years	(58,217)	(49,013)
Total claims paid	$(232,857)	$(208,924)
Balance, end of period	$105,420	$76,434
7. Debt
On November 16, 2023, Privia Health Group, Inc., PH Group Holdings Corp., and Privia Health, LLC, as borrower, (collectively, the “Privia Parties”) entered into a credit agreement (the “Revolving Credit Agreement”) with Wells Fargo Bank, National Association, as issuing lender, and certain other lenders, pursuant to which the Privia Parties established a $125 million five-year senior secured revolving credit facility (the “Revolving Credit Facility”). On May 6, 2026, the Company entered into an amendment to the Revolving Credit Agreement (the “First Amendment”). The First Amendment increased the aggregate amount available under the Revolving Credit Agreement to $250 million and extended the term through 2031. The Revolving Credit Agreement, as amended by the First Amendment, bears interest at either (i) a base rate, as defined in the Revolving Credit Agreement, plus an applicable margin ranging from 0.25% to 0.75%, or (ii) SOFR, as defined in the Revolving Credit Agreement, plus an applicable margin that ranges from 1.25% to 1.75%, depending on the consolidated total leverage ratio, as defined in the Revolving Credit Agreement. The Revolving Credit Agreement includes a commitment fee on the unused Revolving Credit Facility that ranges from 0.20% to 0.30% (0.20% per annum at year end) depending on the consolidated leverage ratio. The facility generally may be used for capital expenditures, expenses related to transactions and general corporate purposes.
The Revolving Credit Agreement contains customary affirmative, negative and financial covenants, and events of default. The occurrence of an event of default under the Revolving Credit Agreement may cause the unpaid principal and accrued interest, and all other obligations under the Revolving Credit Agreement, to become immediately due and payable.
As of September 30, 2026, no amounts were outstanding under the Revolving Credit Facility. Substantially all of the Company’s real and personal property serve as collateral under this agreement.
8. Income Taxes
The Company recorded a provision for income tax of $7.7 million and $6.9 million for the three months ended September 30, 2026 and 2025, respectively, and $20.3 million and $11.4 million for the nine months ended September 30, 2026 and 2025, respectively. This represents an effective tax rate of 42.0% as of September 30, 2026 compared to 37.4% for the same period in the prior year. The effective tax rates differ from the statutory U.S. federal income tax rate of 21% primarily due to 162(m) limitations, state income taxes, and tax impacts related to equity award vesting and exercise events. The higher effective tax rate in the current quarter was primarily driven by unfavorable tax impacts related to equity award vesting and exercise events, as the associated tax deductions were lower than the related book compensation expense as well as the additional executives being subject to 162(m) limitations.
Management considers both positive and negative evidence when evaluating the recoverability of our deferred tax assets (“DTAs”). The assessment is required to determine whether, based on all available evidence, it is more likely than not (i.e., greater than a 50% probability) that all or some portion of the DTAs will be realized in the future. As of September 30, 2026 and December 31, 2025, the weight of all available positive evidence was greater than the weight of all negative evidence, so a valuation allowance against the deferred tax asset was not recorded.
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
Prior to the Company’s initial public offering (“IPO”), the Company granted stock options pursuant to the PH Group Parent Corp. Stock Option Plan (the “PH Parent Option Plan”). The Company no longer issues grants under the PH Parent Option Plan and no shares of Common Stock are reserved for future issuance thereunder. On March 2, 2023, the Company entered into a strategic alignment agreement (the “Equity Alignment Agreement”) with ChoiceHealth, Inc. (“Novant Sub”), a subsidiary of Novant Health, Inc. (“Novant Health”). No shares have been issued to Novant Sub under the Equity Alignment Agreement as of September 30, 2026. A member of the Board is a member of the board of trustees of Novant Health.
Stock option activity
The following table summarizes stock option activity under the PH Parent Option Plan and the Plan:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2025	7,534,665	$10.26	6.28	$102,102
Granted	—	—
Exercised	(1,785,162)	4.18
Forfeited	(28,014)	18.22
Balance at September 30, 2026	5,721,489	$12.11	2.76	$53,154
Exercisable at September 30, 2026	5,721,489	$12.11	2.76	$53,154
RSU Activity
The following table summarizes the RSU activity under the Plan:

	Number of Shares	Grant Date Fair Value
Unvested and outstanding at December 31, 2025	3,847,183	$24.39
Granted	2,465,199	22.51
Vested	(1,740,494)	24.74
Forfeited	(173,120)	23.27
Unvested and outstanding at September 30, 2026	4,398,768	$23.25
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

The following table summarizes the PSU activity under the Plan:

	Number of Shares	Grant Date Fair Value
Unvested and outstanding at December 31, 2025	2,443,331	$26.41
Granted	974,645	22.47
Vested	(621,253)	27.99
Forfeited	(30,368)	23.47
Unvested and outstanding at September 30, 2026	2,766,355	$24.98
Stock-based compensation expense
Total stock-based compensation expense for the three months ended September 30, 2026 and 2025, was approximately $14.0 million and $19.0 million, respectively, and $55.3 million and $55.6 million for the nine months ended September 30, 2026 and 2025, respectively. At September 30, 2026, there was approximately $98.7 million of unrecognized stock-based compensation expense related to unvested options, RSUs and PSUs, net of forfeitures, that is expected to be recognized over a weighted-average period of 1.1 years.
Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Cost of platform	$5,489	$6,785	$18,411	$19,979
Sales and marketing	1,282	1,462	4,749	4,152
General and administrative	7,261	10,730	32,189	31,485
Total stock-based compensation	$14,032	$18,977	$55,349	$55,616
10. Commitments and Contingencies
There are no material commitments and contingencies as of September 30, 2026 and December 31, 2025.
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

11. Concentration of Credit and Revenue Risk
Our financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. While our cash and cash equivalents are managed by reputable financial institutions, the Company’s cash balances with the individual institutions may at times exceed the federally insured limits. At September 30, 2026, substantially all of the Company’s cash and cash equivalents were held at two financial institutions.
The following table provides the Company’s revenue concentrations with respect to payers comprising 10% or more of the Company’s total revenues:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Payer A	26%	28%	27%	28%
Payer B	19%	21%	18%	18%
Payer C	17%	17%	17%	16%
The following table provides the Company’s concentrations of credit risk with respect to payers comprising 10% or more of the Company’s receivables, net:

	September 30,
	2026	2025
Payer A	60%	58%
Payer B	14%	17%
Payer C	11%	10%
12. Net Income Per Share
A reconciliation of net income available to common stockholders and the number of shares in the calculation of basic and diluted earnings per share was calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands, except for share and per share amounts)	2026	2025	2026	2025
Net income attributable to Privia Health Group, Inc. common stockholders	$13,487	$6,861	$25,599	$13,768
Weighted-average common shares outstanding - basic	127,535,114	122,768,890	125,948,746	121,840,638
Weighted-average common share outstanding - diluted	132,709,953	128,776,684	131,860,730	128,392,315
Earnings per share attributable to Privia Health Group, Inc. common stockholders – basic	$0.11	$0.06	$0.20	$0.11
Earnings per share attributable to Privia Health Group, Inc. common stockholders – diluted	$0.10	$0.05	$0.19	$0.11
Below are the weighted-average diluted shares outstanding that were excluded from the computation of diluted earnings per share attributable to common stockholders for the period presented because they were anti-dilutive:

	Nine Months Ended September 30,
	2026	2025
Weighted-average antidilutive shares outstanding	2,818,604	3,914,853

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
The Company defines its CODM as its Chief Executive Officer, who regularly reviews financial operating results on a consolidated basis for purposes of allocating resources and evaluating financial performance. Although the Company derives its revenues from a number of different geographic regions, the Company neither allocates resources based on the operating results from the individual regions, nor manages each individual region as a separate business unit. The Company’s CODM manages the operations on a consolidated basis to make decisions about overall corporate resource allocation and to assess overall corporate profitability. As of September 30, 2026 and December 31, 2025, all of the Company’s long-lived assets were located in the United States.
The CODM uses consolidated net income attributable to Privia Health Group, Inc. to evaluate financial performance and allocate resources. Consolidated net income attributable to Privia Health Group, Inc. for the three months ended September 30, 2026 and 2025 was $13.5 million and $6.9 million, respectively, and $25.6 million and $13.8 million for the nine months ended September 30, 2026 and 2025, respectively.
14. Subsequent Events
On November 1, 2026, the Company acquired an ACO business from Cano Health, LLC for approximately $36.0 million in cash at closing. The initial accounting for the acquisition is incomplete as of the date of this Form 10-Q, as the information necessary to complete such evaluations was not practicable due to the timing of acquisition closing. This information will be included in our annual report on Form 10-K for the year ending December 31, 2026.

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
Under our Privia Medical Group model, Privia Physicians join the Medical Group in their geographic market as owners of the Medical Group. We own a majority interest in certain of our Medical Groups, with Privia Physicians collectively owning a minority interest, and we own no interest in certain other Non-Owned Medical Groups. In those markets in which state regulations do not allow us to own Medical Groups, the Non-Owned Medical Groups may be owned by the Privia Physicians or owned indirectly by a Nominee Physician, otherwise referred to as a Friendly Medical Group. Privia Physicians furnish healthcare services through our Medical Groups and continue to own their Affiliated Practices, which provide certain services to the Medical Groups, such as use of space, non-physician staffing, equipment and supplies.
We provide management services to the Medical Groups through a local MSO, which provides Medical Groups with access to VBC opportunities either directly or through Privia-owned Accountable Care Organizations (“ACOs” and each, an “ACO”). We have national committees that distribute quality guidance, and we employ Chief Medical Officers who provide clinical oversight and direction over the clinical affairs of the Owned Medical Groups. Additionally, we hold the provider contracts, maintain the patient records, set reimbursement rates, and negotiate payer contracts on behalf of the Owned Medical Groups.
In some instances, we also move into and expand in new and existing markets through our Privia Care Partners model, which offers an affiliation model to providers who are looking solely for VBC solutions. For those practices, we furnish population health services, reporting and analytics, along with certain management services.
GAAP Financial Measures
•    Revenue was $657.0 million and $580.4 million for the three months ended September 30, 2026 and 2025, respectively, and $1.89 billion and $1.58 billion for the nine months ended September 30, 2026 and 2025, respectively;
•    Gross profit was $134.7 million and $122.6 million for the three months ended September 30, 2026 and 2025, respectively, and $389.3 million and $339.0 million for the nine months ended September 30, 2026 and 2025, respectively;
•    Operating income was $20.5 million and $14.4 million for the three months ended September 30, 2026 and 2025, respectively, and $39.7 million and $23.0 million for the nine months ended September 30, 2026 and 2025, respectively; and
•    Net income attributable to Privia Health Group, Inc. was $13.5 million and $6.9 million, for the three months ended September 30, 2026 and 2025, respectively, and $25.6 million and $13.8 million for the nine months ended September 30, 2026 and 2025, respectively.
Summary of Key Metrics and Non-GAAP Financial Measures
•    Practice Collections were $1.03 billion and $940.4 million for the three months ended September 30, 2026 and 2025, respectively, and $2.91 billion and $2.60 billion for the nine months ended September 30, 2026 and 2025, respectively;
•    Care Margin was $138.1 million and $125.2 million for the three months ended September 30, 2026 and 2025, respectively, and $399.0 million and $345.7 million for the nine months ended September 30, 2026 and 2025, respectively;

•    Platform Contribution was $73.9 million and $70.6 million for the three months ended September 30, 2026 and 2025, respectively, and $209.9 million and $179.8 million for the nine months ended September 30, 2026 and 2025, respectively; and
•    Adjusted EBITDA was $40.6 million and $38.2 million for the three months ended September 30, 2026 and 2025, respectively, and $114.7 million and $94.1 million for the nine months ended September 30, 2026 and 2025, respectively.
See “Key Metrics and Non-GAAP Financial Measures” below for more information as to how we define and calculate Implemented Providers, Attributed Lives, Practice Collections, Care Margin, Platform Contribution, Platform Contribution Margin, Adjusted EBITDA and Adjusted EBITDA Margin, and for reconciliations of these key metrics and non-GAAP financial measures to the most comparable GAAP measures, including gross profit to Care Margin, gross profit to Platform Contribution, and net income to Adjusted EBITDA.
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
FFS Revenue
We generate FFS-patient care revenue when we collect reimbursements for FFS medical services provided by Privia Providers. Our agreements with our providers have a multi-year term length and we have historically experienced a 96% provider retention rate, both of which lead to a highly predictable and recurring revenue model. Our FFS contracts with payer partners typically contain annual rate inflators and enhanced commercial FFS rates given our scale in each of our markets. As a result of receiving these rate inflators and enhancements, if we continue to be successful in expanding our provider base, we expect revenue will grow year-over-year in absolute dollars. In addition, in our FFS-patient care revenue, we include collections generated from ancillary services such as clinical laboratory, imaging and pharmacy operations. We also generate FFS-administrative services revenue by providing administration and management services to medical groups which are not owned or consolidated by us. FFS-patient care revenue represented 65.9% and 60.7% of total revenue for the three months ended September 30, 2026 and 2025, respectively, and 65.3% and 63.0% for the nine months ended September 30, 2026 and 2025, respectively. FFS-administrative services revenue represented 5.3% and 5.8% of total revenue for the three months ended September 30, 2026 and 2025, respectively, and 5.2% and 6.4% for the nine months ended September 30, 2026 and 2025, respectively.
VBC Revenue
Over time, we create incremental value for our provider partners by enabling them to succeed in VBC arrangements. We generate VBC revenue when our providers are reimbursed through traditional FFS Medicare, Medicare Shared Savings Program (“MSSP”), Medicare Advantage, commercial payers and other existing and emerging direct payer and employer contracting programs. The revenue is primarily collected in the form of (i) capitated revenue earned by providing healthcare services to Medicare Advantage attributed beneficiaries for a defined group of services including professional, institutional and pharmacy through a contract that is typically known as an “at-risk contract,” (ii) shared savings earned based on improved quality and lower cost of care for our Attributed Lives in VBC incentive arrangements and (iii) care management fees to cover costs of services typically not reimbursed under traditional FFS payment models, including population management, care coordination, advanced technology and analytics. VBC revenue represented 28.6% and 33.1% of total revenue for the three months ended September 30, 2026 and 2025, respectively, and 29.1% and 30.2% for the nine months ended September 30, 2026 and 2025, respectively.
Other Revenue
The remainder of our revenue is derived from leveraging our existing base of providers and patients to deliver value-oriented services such as virtual visits and coding. Other revenue represented 0.2% and 0.4% of total revenue for the three months ended September 30, 2026 and 2025, respectively, and 0.3% and 0.4% for the nine months ended September 30, 2026 and 2025, respectively.
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
In November 2026, the Company acquired American Choice Healthcare MSSP, LLC from Cano Health.
Provider Satisfaction and Retention
Privia Providers have high satisfaction with their overall performance on our platform, and we strive to continuously improve provider well-being and patient satisfaction. Our percentage of collections model combined with high patient and provider satisfaction results in greater than 90% Practice Collections predictability on a rolling twelve-month forward basis. We believe these metrics demonstrate the stability of our provider base and the appeal to prospective providers and patients of our platform.
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
As of September 30, 2026, the total number of Privia-owned ACOs is ten.
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
Key Metrics

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Implemented Providers (as of end of period)	5,893	5,250	5,893	5,250
Attributed Lives (in thousands) (as of end of period)	1,676	1,406	1,676	1,406
Practice Collections (1) ($ in millions)	$1,028.8	$940.4	$2,913.6	$2,601.9
(1) We define Practice Collections as the total collections from all practices in all markets and all sources of reimbursement (FFS, VBC and other) that we receive for delivering care and providing our platform and associated services. Practice Collections differ from revenue by including collections from Non-Owned Medical Groups.
Implemented Providers
We define Implemented Providers as the total of all service professionals at the end of a given period who are credentialed and bill for medical services in both Owned and Non-Owned Medical Groups during that period. This includes, but is not limited to, physicians, physician assistants, and nurse practitioners. We believe that growth in the number of Implemented Providers is a key indicator of the performance of our business and expected revenue growth. This growth depends, in part, on our ability to successfully add new practices in existing markets and expand into new markets. The number of Implemented Providers increased 12.2% as of September 30, 2026 compared to September 30, 2025, due to organic growth in our healthcare delivery business as well as acquisitions.
Attributed Lives
We define Attributed Lives as any patient that a payer deems attributed to Privia to deliver care as part of a VBC arrangement through a provider of primary care or specialty services as of the end of a particular period. The number of Attributed Lives is an important measure that impacts the amount of VBC revenue we receive. Attributed Lives increased 19.2% as of September 30, 2026 compared to September 30, 2025, primarily due to acquisitions as well as organic growth.
Practice Collections
We define Practice Collections as the total collections from all practices in all markets and all sources of reimbursement (FFS, VBC and other) that we receive for delivering care and providing our platform and associated services. Practice Collections differ from revenue by including collections from Non-Owned Medical Groups. FFS arrangements accounted for 81.4% and 78.8% of our practice collections for the three months ended September 30, 2026 and 2025, respectively, and 80.8% for each of the nine months ended September 30, 2026 and 2025, respectively. VBC accounted for 18.4% and 20.9% of practice collections for the three months ended September 30, 2026 and 2025, respectively, and 19.0% for each of the nine months ended September 30, 2026 and 2025, respectively.
Practice Collections increased 9.4% for the three months ended September 30, 2026 when compared to the same period in 2025, and 12.0% for the nine months ended September 30, 2026 when compared to the same period in 2025, mainly due to organic growth of our healthcare delivery business and acquisitions.
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands, except for percentages)	2026	2025	2026	2025
Care Margin (1) ($)	$138,103	$125,210	$398,979	$345,659
Platform Contribution (1) ($)	$73,926	$70,555	$209,947	$179,754
Platform Contribution Margin (1) (%)	53.5%	56.3%	52.6%	52.0%
Adjusted EBITDA (1) ($)	$40,594	$38,187	$114,711	$94,093
Adjusted EBITDA Margin (1) (%)	29.4%	30.5%	28.8%	27.2%
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

Care Margin
Gross Profit is defined as total revenue less provider expenses and amortization of intangible assets. We define Care Margin as Gross Profit excluding amortization of intangible assets. Our Care Margin generated from FFS revenue is contractual and recurring in nature, and primarily based on an individually negotiated percentage of collections for each practice that joins Privia. Our Care Margin generated from VBC revenue is based on a percentage of care management fees and shared savings collected. We view Care Margin as all of the dollars available for us to manage our business, including providing administrative support to our practices, investing in sales and marketing to attract new providers to the Privia Platform, and supporting the organization through our corporate infrastructure. We expect Care Margin will grow year-over-year in absolute dollars as we continue to expand our provider base. We would also expect our care management and shared savings economics in our VBC arrangements to improve on a per patient basis as we manage towards lower total cost of care for our Attributed Lives and move towards higher risk VBC arrangements over time. Care Margin increased 10.3% for the three months ended September 30, 2026 when compared to the same period in 2025, and increased 15.4% for the nine months ended September 30, 2026 when compared to the same period in 2025 due to organic growth of our medical practice business. As a percentage of revenue, Care Margin decreased to 21.0% for the three months ended September 30, 2026 from 21.6% for the same period in 2025, and decreased to 21.1% for the nine months ended September 30, 2026, compared to 21.9% during the same period in 2025. We continue to make strategic investments to increase services to both our patients and physicians.
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

The following table provides a reconciliation of Gross Profit, exclusive of intangible asset amortization, the most closely comparable GAAP financial measure, to Care Margin:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited and dollars in thousands)	2026	2025	2026	2025
Revenue	$656,960	$580,419	$1,893,437	$1,581,669
Provider expense	(518,857)	(455,209)	(1,494,458)	(1,236,010)
Amortization of intangible assets	(3,362)	(2,601)	(9,708)	(6,670)
Gross Profit	$134,741	$122,609	$389,271	$338,989
Amortization of intangibles assets	3,362	2,601	9,708	6,670
Care Margin	$138,103	$125,210	$398,979	$345,659
Platform Contribution
We define Platform Contribution as Gross Profit, excluding amortization of intangible assets, less cost of platform and excluding stock-based compensation expense included in cost of platform. The following table provides a reconciliation of gross profit, the most closely comparable GAAP financial measure, to Platform Contribution. We consider Platform Contribution to be an important measure to monitor our performance, specific to pricing of our services, direct costs of delivering care, and cost of our platform and associated services. As a provider spends a longer time on the Privia Platform, we expect the Platform Contribution from that provider to increase both in terms of absolute dollars as well as a percent of Care Margin. We expect that this increase will be driven by improving per provider revenue economics over time as well as our ability to generate operating leverage on our in-market infrastructure costs. Platform Contribution increased 4.8% for the three months ended September 30, 2026 when compared to the same period in 2025, and increased 16.8% for the nine months ended September 30, 2026 when compared to the same period in 2025, in each case due to organic growth of our medical practice business and acquisitions.
The following table provides a reconciliation of Gross Profit, the most closely comparable GAAP financial measure, to Platform Contribution:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited and dollars in thousands)	2026	2025	2026	2025
Revenue	$656,960	$580,419	$1,893,437	$1,581,669
Provider expense	(518,857)	(455,209)	(1,494,458)	(1,236,010)
Amortization of intangibles assets	(3,362)	(2,601)	(9,708)	(6,670)
Gross Profit	$134,741	$122,609	$389,271	$338,989
Amortization of intangibles assets	3,362	2,601	9,708	6,670
Cost of platform	(69,666)	(61,440)	(207,443)	(185,884)
Stock-based compensation(1)	5,489	6,785	18,411	19,979
Platform Contribution	$73,926	$70,555	$209,947	$179,754
(1) Amount represents stock-based compensation expense included in cost of platform.
Platform Contribution Margin
We define Platform Contribution Margin as Platform Contribution as a percentage of Care Margin. We consider Platform Contribution Margin to be an important measure to monitor our performance, specific to pricing of our services, direct costs of delivering care, and cost of our platform and associated services. As a provider spends a longer time on the Privia Platform, we expect the Platform Contribution from that provider to increase both in terms of absolute dollars as well as a percent of Care Margin. We expect that this increase will be driven by improving per provider revenue economics over time as well as our ability to generate operating leverage on our in-market infrastructure costs. Platform Contribution Margin was 53.5% for three months ended September 30, 2026 compared to 56.3% during the same period in 2025, and 52.6% for the nine months ended September 30, 2026 compared to 52.0% during the same period in 2025. We continue to make strategic investments intended to provide better service to both our patients and physicians at a pace slower than the increase in revenue.
In addition to our financial results determined in accordance with GAAP, we believe Platform Contribution and Platform Contribution Margin, each a non-GAAP measure, are useful in evaluating our operating performance. We use Platform Contribution to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our business, results of operations or outlook. In particular, we believe that the use of Platform Contribution and Platform Contribution Margin are helpful to our investors as they are metrics used by management in assessing the health of our business and our operating performance.

Adjusted EBITDA
We define Adjusted EBITDA as net income before interest income, net, provision for income taxes, net income attributable to non-controlling interests, depreciation and amortization, non-cash stock-based compensation, and other expenses including employer taxes on equity vesting and exercises and other certain non-recurring items such as severance, contingent and deferred consideration and other non-recurring income/expenses. We include Adjusted EBITDA because it is an important measure by which we assess, and believe investors should assess, our operating performance. We consider Adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis. Adjusted EBITDA has limitations as an analytical tool including: (i) Adjusted EBITDA does not reflect the impact of stock-based compensation expense, and (ii) Adjusted EBITDA does not reflect interest expense on our debt or the cash requirements necessary to service interest or principal payments. Adjusted EBITDA increased by 6.3% for the three months ended September 30, 2026 when compared to the same period in 2025, and increased by 21.9% for the nine months ended September 30, 2026 when compared to the same period in 2025, due to organic growth of our business, acquisitions and growth in Attributed Lives.
Adjusted EBITDA Margin
We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of Care Margin. We included Adjusted EBITDA Margin because it is an important measure by which our management assesses and believes investors should assess our operating performance. We consider Adjusted EBITDA Margin to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis. Adjusted EBITDA Margin was 29.4% for three months ended September 30, 2026, a decrease from 30.5% for the same period in 2025 due to timing of certain shared savings accruals and settlements, and 28.8% for the nine months ended September 30, 2026, an increase from 27.2% for the same period in 2025 due to organic growth of our medical practice business and growth in our value based care business.
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
The following table provides a reconciliation of net income attributable to the Company, the most closely comparable GAAP financial measure, to Adjusted EBITDA:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited and dollars in thousands)	2026	2025	2026	2025

Net income	$13,487	$6,861	$25,599	$13,768
Net income attributable to non-controlling interests	1,107	2,946	2,439	5,373
Provision for income taxes	7,671	6,867	20,288	11,426
Interest income, net	(1,724)	(2,271)	(5,280)	(7,610)
Depreciation and amortization	3,503	2,766	10,140	7,250
Stock-based compensation	14,032	18,977	55,349	55,616
Other income	—	—	(3,310)	—
Other expenses(1)	2,518	2,041	9,486	8,270
Adjusted EBITDA	$40,594	$38,187	$114,711	$94,093

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

Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026	2025	Change ($)	Change (%)	2026	2025	Change ($)	Change (%)
(Dollars in thousands)
Revenue	$656,960	$580,419	$76,541	13.2%	$1,893,437	$1,581,669	$311,768	19.7%
Operating expenses:
Provider expense	518,857	455,209	63,648	14.0%	1,494,458	1,236,010	258,448	20.9%
Cost of platform	69,666	61,440	8,226	13.4%	207,443	185,884	21,559	11.6%
Sales and marketing	9,941	6,960	2,981	42.8%	26,077	20,687	5,390	26.1%
General and administrative	34,452	39,641	(5,189)	(13.1)%	115,583	108,881	6,702	6.2%
Depreciation and amortization	3,503	2,766	737	26.6%	10,140	7,250	2,890	39.9%
Total operating expenses	636,419	566,016	70,403	12.4%	1,853,701	1,558,712	294,989	18.9%
Operating income	20,541	14,403	6,138	42.6%	39,736	22,957	16,779	73.1%
Other income	—	—	—	—	3,310	—	3,310	—
Interest income, net	1,724	2,271	(547)	(24.1)%	5,280	7,610	(2,330)	(30.6)%
Income before provision for income taxes	22,265	16,674	5,591	33.5%	48,326	30,567	17,759	58.1%
Provision for income taxes	7,671	6,867	804	11.7%	20,288	11,426	8,862	77.6%
Net income	14,594	9,807	4,787	48.8%	28,038	19,141	8,897	46.5%
Less: Net income attributable to non-controlling interests	1,107	2,946	(1,839)	(62.4)%	2,439	5,373	(2,934)	(54.6)%
Net income attributable to Privia Health Group, Inc.	$13,487	$6,861	$6,626	96.6%	$25,599	$13,768	$11,831	85.9%
Revenue
The following table presents our revenues disaggregated by source:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	Change ($)	Change (%)	2026	2025	Change ($)	Change (%)
FFS-patient care	$433,088	$352,604	$80,484	22.8%	$1,236,861	$995,829	$241,032	24.2%
FFS-administrative services	34,738	33,616	1,122	3.3%	99,363	100,986	(1,623)	(1.6)%
Capitated revenue	99,520	90,906	8,614	9.5%	280,818	237,108	43,710	18.4%
Shared savings	68,838	79,994	(11,156)	(13.9)%	212,720	187,927	24,793	13.2%
Care management fees (PMPM)	19,394	20,992	(1,598)	(7.6)%	57,994	53,113	4,881	9.2%
Other Revenue	1,382	2,307	(925)	(40.1)%	5,681	6,706	(1,025)	(15.3)%
Total Revenue	$656,960	$580,419	$76,541	13.2%	$1,893,437	$1,581,669	$311,768	19.7%
Three months ended September 30, 2026 and 2025
Revenue was $657.0 million for the three months ended September 30, 2026, an increase from $580.4 million for the three months ended September 30, 2025. Key drivers of this revenue growth include: FFS–patient care revenue, which increased $80.5 million, primarily attributable to the addition of new providers and increase in visit volume; an increase in capitated revenue of $8.6 million due to an increase in Attributed Lives related to capitated arrangements. The decrease in shared savings revenue of $11.2 million during the three months ended September 30, 2026, is primarily due to timing of certain shared savings accruals and settlements; and a decrease in PMPM revenue of $1.6 million, is primarily due to timing.

Nine months ended September 30, 2026 and 2025
Revenue was $1.89 billion for the nine months ended September 30, 2026, an increase from $1.58 billion for the nine months ended September 30, 2025. Key drivers of this revenue growth include: FFS–patient care revenue, which increased $241.0 million, primarily attributable to the addition of new providers and increase in visit volume; an increase in capitated revenue of $43.7 million due to an increase in Attributed Lives related to capitated arrangements; an increase in shared savings revenue of $24.8 million during the nine months ended September 30, 2026, primarily due to timing of certain shared savings accruals and settlements, an increase in Attributed Lives in Medicare programs and continued strong performance in our value based care programs in the aggregate; and an increase in PMPM revenue of $4.9 million, primarily due to increased Attributed Lives.
Operating Expenses

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	Change ($)	Change (%)	2026	2025	Change ($)	Change (%)
Operating Expenses:
Provider expense	$518,857	$455,209	$63,648	14.0%	$1,494,458	$1,236,010	$258,448	20.9%
Cost of platform	69,666	61,440	8,226	13.4%	207,443	185,884	21,559	11.6%
Sales and marketing	9,941	6,960	2,981	42.8%	26,077	20,687	5,390	26.1%
General and administrative	34,452	39,641	(5,189)	(13.1)%	115,583	108,881	6,702	6.2%
Depreciation and amortization expense	3,503	2,766	737	26.6%	10,140	7,250	2,890	39.9%
Total operating expenses	$636,419	$566,016	$70,403	12.4%	$1,853,701	$1,558,712	$294,989	18.9%
Provider expenses
Provider expenses were $518.9 million for the three months ended September 30, 2026 compared to $455.2 million for the same period in 2025, and $1.49 billion for the nine months ended September 30, 2026 compared to $1.24 billion for the same period in 2025. The increase was driven primarily by higher FFS-patient care revenue and growth in Implemented Providers during 2026.
Cost of platform
Cost of platform expenses were $69.7 million for the three months ended September 30, 2026 compared to $61.4 million for the same period in 2025. The increase was driven by an increase in salaries and benefits of $3.7 million related to continued growth during the three months ended September 30, 2026; and an increase in platform costs of $3.1 million, primarily related to an increase in Implemented Providers.
Cost of platform expenses were $207.4 million for the nine months ended September 30, 2026 compared to $185.9 million for the same period in 2025. The increase was driven by an increase in salaries and benefits of $10.8 million related to continued growth during the nine months ended September 30, 2026; an increase in platform costs of $6.7 million, primarily related to an increase in Implemented Providers; and an increase in $4.2 million in professional services related to additional consulting services.
Sales and marketing
Sales and marketing expenses were $9.9 million for the three months ended September 30, 2026 compared to $7.0 million for the same period in 2025. The increase was driven by an increase in salaries and benefits of $2.9 million.
Sales and marketing expenses were $26.1 million for the nine months ended September 30, 2026 compared to $20.7 million for the same period in 2025. The increase was primarily driven by an increase in salaries and benefits of $3.5 million.
General and administrative
General and administrative expenses were $34.5 million for the three months ended September 30, 2026 compared to $39.6 million for the same period in 2025. The decrease was driven by an decrease of $3.5 million in stock-based compensation expense; and a decrease of $3.5 million in professional services; partially offset by an increase of salaries and benefits of $1.4 million.
General and administrative expenses were $115.6 million for the nine months ended September 30, 2026 compared to $108.9 million for the same period in 2025. The increase was driven by an increase of salaries and benefits of $4.8 million and various other immaterial expenses.
Depreciation and amortization expense
Depreciation and amortization expenses were $3.5 million for the three months ended September 30, 2026 compared to $2.8 million for the same period in 2025, and $10.1 million for the nine months ended September 30, 2026 compared to $7.3 million for the same period in 2025. This increase was primarily driven by amortization of intangible assets related to acquisitions in 2025 and 2026.

Other income
Other income was de minimis for the three months ended September 30, 2026 and $3.3 million for the nine months ended September 30, 2026, an increase from 2025 primarily attributable to one-time non-recurring transactional activities during the second quarter of 2026.
Interest income, net
Interest income was $1.7 million for the three months ended September 30, 2026 compared to $2.3 million for the same period in 2025, and $5.3 million for the nine months ended September 30, 2026 compared to $7.6 million for the same period in 2025. Interest income is primarily based on the cash balance held in interest bearing accounts.
Provision for income taxes
The provision for income taxes was $7.7 million for the three months ended September 30, 2026, compared to the provision for income taxes of $6.9 million for the same period in 2025. The change was primarily attributable to tax impacts associated with share-based compensation, specifically stock option exercises and the vesting of restricted stock units, as well as certain one time, non-recurring transactions occurring during the period.
The provision for income taxes was $20.3 million for the nine months ended September 30, 2026, compared to the provision for income taxes of $11.4 million for the same period in 2025. The change was primarily attributable to tax impacts associated with share-based compensation, specifically stock option exercises and the vesting of restricted stock units, as well as certain one time, non-recurring transactions occurring during the period.
Net income attributable to non-controlling interests
Net income attributable to non-controlling interests was $1.1 million for the three months ended September 30, 2026 compared to $2.9 million during the same period in 2025, and $2.4 million for the nine months ended September 30, 2026, a decrease compared to a net income of $5.4 million during the same period in 2025. The change is primarily due to the repurchase of non-controlling interests during 2026.

Liquidity and Capital Resources
General
To date, we have financed our operations principally through sale of our equity, payments received from various payers and through borrowings under the prior revolving credit agreement. As of September 30, 2026, we had cash and cash equivalents of $446.3 million. Our cash and cash equivalents primarily consist of highly liquid investments in money market funds and cash.
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
Indebtedness
See Note 7. “Debt” for discussion on our Revolving Credit Facility.
Cash Flows
Our cash requirements within the next twelve months include provider liabilities, accounts payable and accrued liabilities, and purchase commitments and other obligations. We expect the cash required to meet these obligations to be primarily generated through cash flows from operations and our available cash. Based on current and anticipated levels of operations, we anticipate that net cash provided by operating activities, together with the available cash on hand at September 30, 2026, should be adequate to meet anticipated cash requirements for the short term (next 12 months) and long term (beyond 12 months).
The following table presents a summary of our condensed consolidated cash flows from operating, investing and financing activities for the periods indicated.

	For the Nine Months Ended September 30,
	2026	2025
(Dollars in thousands)
Condensed Consolidated Statements of Cash Flows Data:
Net cash (used in) provided by operating activities	$(19,428)	$35,904
Net cash used in investing activities	(12,558)	(90,258)
Net cash (used in) provided by financing activities	(1,416)	4,557
Net decrease in cash and cash equivalents	$(33,402)	$(49,797)
Operating Activities
Net cash used in operating activities was $19.4 million for the nine months ended September 30, 2026 compared to net cash provided of $35.9 million for the same period in 2025. Significant changes impacting net cash used in operating activities for the nine months ended September 30, 2026 compared to the same period in 2025 were as follows:
•An increase in net income of $8.9 million compared to the same period in 2025. Net income was $28.0 million for the nine months ended September 30, 2026 compared to income of $19.1 million for the same period in 2025.
•An increase of $221.1 million in accounts receivable and prepaid and other current assets, for the nine months ended September 30, 2026 compared to the same period in 2025 of $179.5 million, a difference of $41.6 million. The change is primarily due to timing of accruals and settlements and an increase in FFS and VBC revenue.
•An increase of $102.1 million in Provider liability for the nine months ended September 30, 2026 compared to $118.8 million during the same period in 2025, a difference of $(16.7) million. The change is primarily due to the timing of distributions to providers partially offset by an increase in Implemented Providers and an increase in provider expenses related to the increase in FFS and VBC revenue.

Investing Activities
Net cash used in investing activities was $12.6 million for the nine months ended September 30, 2026 compared to $90.3 million during the same period in 2025, primarily due to business acquisitions during the second quarter of 2025 and 2026.
Financing Activities
Net cash used in financing activities was $1.4 million for the nine months ended September 30, 2026, compared to net cash provided of $4.6 million for financing activities for the same period in 2025. The change is primarily due to a repurchase of non-controlling interest during the first quarter of 2026.
Contractual Obligations, Commitments and Contingencies
Operating Leases. The Company leases office space under various operating lease agreements. The initial terms of these leases range from 2 to 9 years and generally provide for periodic rent increases, renewal, and termination options. Total rent expense under operating leases was $0.8 million for each of the three months ended September 30, 2026 and 2025, and $2.3 million and $2.1 million for the nine months ended September 30, 2026 and 2025, respectively.
Off Balance Sheet Obligations. We do not have any off-balance sheet arrangements as of September 30, 2026.
Commitments and Contingencies. See Note 10. “Commitments and Contingencies” for further discussion on our commitments and contingencies.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure. On an ongoing basis we evaluate significant estimates and assumptions, including, but not limited to, provider liability, revenue recognition, stock-based compensation, estimated useful lives of assets, intangible assets subject to amortization, and the computation of income taxes. Future events and their effects cannot be predicted with certainty; accordingly, the Company’s accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the financial statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as the Company’s operating environment changes. Management evaluates and updates assumptions and estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2026.
Changes to our Internal Controls over Financial Reporting
There were no changes made to the Company’s internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 5. OTHER INFORMATION
On August 7, 2026, Parth Mehrotra, the Company’s Chief Executive Officer and a member of the Board, adopted a new trading plan for the sale of securities that is intended to satisfy the affirmative defense conditions of Rule 10b5-1 of the Exchange Act (the “New Mehrotra Plan”). The first possible trade date under the New Mehrotra Plan is November 9, 2026, and the end date of the New Mehrotra Plan is August 4, 2028, for a duration of approximately 21 months. The aggregate amount of securities that may be sold under the New Mehrotra Plan is 1,229,423 shares of common stock.
On August 14, 2026, David Mountcastle, the Company’s Chief Financial Officer, adopted a new trading plan for the sale of securities that is intended to satisfy the affirmative defense conditions of Rule 10b5-1 of the Exchange Act (the “New Mountcastle Plan”). The first possible trade date under the New Mountcastle Plan is November 13, 2026, and the end date of the New Mountcastle Plan is November 30, 2027, for a duration of approximately one year. The aggregate amount of securities that may be sold under the New Mountcastle Plan is 181,230 shares of common stock.

Item 6.    EXHIBITS

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, filed herewith.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Schema

101.DEF**	XBRL Taxonomy Definition

101.CAL**	XBRL Taxonomy Calculation

101.LAB**	XBRL Taxonomy Labels

101.PRE**	XBRL Taxonomy Presentation

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Privia Health Group, Inc.

Dated:	November 5, 2026	/s/ David Mountcastle
Name: David Mountcastle
Title: Executive Vice President, Chief Financial Officer and Authorized Officer